Form 10-Q
period 2019-06-30
PROGRESSIVE CORP/OH/
filed 2019-08-07
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number: 001-09518

THE PROGRESSIVE CORPORATION
(Exact name of registrant as specified in its charter)

Ohio			34-0963169
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

6300 Wilson Mills Road,	Mayfield Village,	Ohio	44143
(Address of principal executive offices)			(Zip Code)
(440) 461-5000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $1.00 Par Value	PGR	New York Stock Exchange

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
Common Shares, $1.00 par value: 584,647,532 outstanding at July 31, 2019

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2019	2018	2019	2018
(millions — except per share amounts)
Revenues
Net premiums earned	$8,824.7	$7,634.2	$17,284.5	$14,808.2
Investment income	261.3	192.1	514.2	358.4
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	67.5	(9.6)	113.6	97.4
Net holding period gains (losses) on securities	112.4	53.5	505.1	(101.7)
Net impairment losses recognized in earnings	0	(11.1)	(24.3)	(11.1)
Total net realized gains (losses) on securities	179.9	32.8	594.4	(15.4)
Fees and other revenues	134.8	116.0	265.0	219.8
Service revenues	50.0	42.9	92.6	77.1
Total revenues	9,450.7	8,018.0	18,750.7	15,448.1
Expenses
Losses and loss adjustment expenses	6,138.1	5,375.3	11,897.1	10,246.1
Policy acquisition costs	738.6	630.8	1,449.2	1,227.0
Other underwriting expenses	1,231.5	1,046.9	2,402.7	2,027.1
Investment expenses	6.2	6.2	12.4	12.2
Service expenses	45.3	37.0	83.4	66.3
Interest expense	47.4	41.7	94.8	78.5
Total expenses	8,207.1	7,137.9	15,939.6	13,657.2
Net Income
Income before income taxes	1,243.6	880.1	2,811.1	1,790.9
Provision for income taxes	264.6	178.9	749.3	359.9
Net income	979.0	701.2	2,061.8	1,431.0
Net (income) loss attributable to noncontrolling interest (NCI)	0.4	3.0	(4.0)	(8.8)
Net income attributable to Progressive	979.4	704.2	2,057.8	1,422.2
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	277.4	(50.1)	578.5	(204.6)
Net unrealized losses on forecasted transactions	0.2	0.2	0.4	0.4
Other comprehensive income (loss)	277.6	(49.9)	578.9	(204.2)
Other comprehensive (income) loss attributable to NCI	(2.6)	0.6	(4.9)	4.6
Comprehensive income attributable to Progressive	$1,254.4	$654.9	$2,631.8	$1,222.6
Computation of Earnings Per Common Share
Net income attributable to Progressive	$979.4	$704.2	$2,057.8	$1,422.2
Less: Preferred share dividends	6.7	6.7	13.4	7.9
Net income available to common shareholders	$972.7	$697.5	$2,044.4	$1,414.3
Average common shares outstanding - Basic	583.6	582.0	583.5	582.0
Net effect of dilutive stock-based compensation	3.3	3.8	3.2	3.6
Total average equivalent common shares - Diluted	586.9	585.8	586.7	585.6
Basic: Earnings per common share	$1.67	$1.20	$3.50	$2.43
Diluted: Earnings per common share	$1.66	$1.19	$3.48	$2.42

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31,
(millions — except per share amounts)	2019	2018	2018
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $30,588.2, $24,061.8, and $28,255.9)	$31,188.2	$23,789.2	$28,111.5
Short-term investments (amortized cost: $1,360.9, $3,231.2, and $1,795.9)	1,360.9	3,231.2	1,795.9
Total available-for-sale securities	32,549.1	27,020.4	29,907.4
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $1,060.3, $677.0, and $1,002.6)	1,130.0	758.6	1,033.9
Common equities (cost: $1,203.7, $1,314.0, and $1,148.9)	3,135.5	3,142.2	2,626.1
Total equity securities	4,265.5	3,900.8	3,660.0
Total investments	36,814.6	30,921.2	33,567.4
Cash and cash equivalents	91.9	154.8	69.5
Restricted cash	1.0	2.9	5.5
Total cash, cash equivalents, and restricted cash	92.9	157.7	75.0
Accrued investment income	187.5	146.3	190.8
Premiums receivable, net of allowance for doubtful accounts of $240.7, $210.5, and $252.1	7,167.1	6,230.2	6,497.1
Reinsurance recoverables	3,051.5	2,410.7	2,696.1
Prepaid reinsurance premiums	338.0	289.8	309.7
Deferred acquisition costs	1,047.4	895.7	951.6
Property and equipment, net of accumulated depreciation of $1,105.6, $984.7, and $1,033.2	1,174.9	1,116.4	1,131.7
Goodwill	452.7	452.7	452.7
Intangible assets, net of accumulated amortization of $283.6, $211.7, and $247.7	258.7	330.6	294.6
Net deferred income taxes	0	0	43.2
Other assets	738.9	412.2	365.1
Total assets	$51,324.2	$43,363.5	$46,575.0
Liabilities
Unearned premiums	$11,796.7	$10,245.9	$10,686.5
Loss and loss adjustment expense reserves	16,568.6	14,070.8	15,400.8
Net deferred income taxes	134.5	46.0	0
Accounts payable, accrued expenses, and other liabilities	4,867.5	3,922.3	5,046.5
Debt[1]	4,406.0	3,859.5	4,404.9
Total liabilities	37,773.3	32,144.5	35,538.7
Redeemable noncontrolling interest (NCI)[2]	220.1	218.2	214.5
Shareholders’ Equity
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.5, including treasury shares of 213.4, 215.0, and 214.3)	584.1	582.5	583.2
Paid-in capital	1,523.3	1,425.9	1,479.0
Retained earnings	10,276.4	8,720.4	8,386.6
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	472.9	(210.9)	(105.6)
Net unrealized losses on forecasted transactions	(16.8)	(17.6)	(17.2)
Accumulated other comprehensive (income) loss attributable to NCI	(3.0)	6.6	1.9
Total accumulated other comprehensive income (loss) attributable to Progressive	453.1	(221.9)	(120.9)
Total shareholders’ equity	13,330.8	11,000.8	10,821.8
Total liabilities, redeemable NCI, and shareholders’ equity	$51,324.2	$43,363.5	$46,575.0

1 Consists of long-term debt. See Note 4 – Debt for further discussion.
2 See Note 12 – Redeemable Noncontrolling Interest for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Periods Ended June 30,	Three Months		Six Months
(millions — except per share amounts)	2019	2018	2019	2018
Serial Preferred Shares, No Par Value
Balance, Beginning of period	$493.9	$493.9	$493.9	$0
Issuance of Serial Preferred Shares, Series B	0	0	0	493.9
Balance, End of period	493.9	493.9	493.9	493.9
Common Shares, $1.00 Par Value
Balance, Beginning of period	584.0	582.4	583.2	581.7
Treasury shares purchased	(0.1)	0	(0.5)	(0.7)
Net restricted equity awards issued/vested	0.2	0.1	1.4	1.5
Balance, End of period	584.1	582.5	584.1	582.5
Paid-In Capital
Balance, Beginning of period	1,496.6	1,401.6	1,479.0	1,389.2
Amortization of equity-based compensation	26.5	20.3	46.1	37.5
Treasury shares purchased	0	(0.1)	(1.1)	(1.7)
Net restricted equity awards issued/vested	(0.2)	(0.1)	(1.4)	(1.5)
Reinvested dividends on restricted stock units	0.6	(0.3)	0.9	(0.8)
Adjustment to carrying amount of redeemable noncontrolling interest	(0.2)	4.5	(0.2)	3.2
Balance, End of period	1,523.3	1,425.9	1,523.3	1,425.9
Retained Earnings
Balance, Beginning of period	9,358.1	8,017.9	8,386.6	6,031.7
Net income attributable to Progressive	979.4	704.2	2,057.8	1,422.2
Treasury shares purchased	(2.2)	(2.1)	(26.8)	(37.0)
Cash dividends declared on common shares ($0.10, $0, $0.20, and $0 per share)	(58.3)	0	(116.6)	0
Cash dividends declared on Serial Preferred Shares, Series B ($0, $0, $26.875, and $0 per share)	0	0	(13.4)	0
Reinvested dividends on restricted stock units	(0.6)	0.3	(0.9)	0.8
Cumulative effect of change in accounting principle	0	0	0	1,300.2
Reclassification of disproportionate tax effects	0	0	0	4.3
Other, net	0	0.1	(10.3)	(1.8)
Balance, End of period	10,276.4	8,720.4	10,276.4	8,720.4
Accumulated Other Comprehensive Income (Loss) Attributable to Progressive
Balance, Beginning of period	178.1	(172.6)	(120.9)	1,282.2
Attributable to noncontrolling interest	(2.6)	0.6	(4.9)	4.6
Other comprehensive income	277.6	(49.9)	578.9	(204.2)
Cumulative effect of change in accounting principle	0	0	0	(1,300.2)
Reclassification of disproportionate tax effects	0	0	0	(4.3)
Balance, End of period	453.1	(221.9)	453.1	(221.9)
Total Shareholders’ Equity	$13,330.8	$11,000.8	$13,330.8	$11,000.8

There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2019	2018
(millions)
Cash Flows From Operating Activities
Net income	$2,061.8	$1,431.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114.6	86.6
Amortization of intangible assets	35.9	36.0
Net amortization of fixed-income securities	1.9	23.2
Amortization of equity-based compensation	46.0	38.5
Net realized (gains) losses on securities	(594.4)	15.4
Net (gains) losses on disposition of property and equipment	(1.6)	1.7
Changes in:
Premiums receivable	(670.0)	(807.7)
Reinsurance recoverables	(355.4)	(137.3)
Prepaid reinsurance premiums	(28.3)	(86.5)
Deferred acquisition costs	(95.8)	(115.2)
Income taxes	157.4	2.0
Unearned premiums	1,110.2	1,342.4
Loss and loss adjustment expense reserves	1,167.8	983.9
Accounts payable, accrued expenses, and other liabilities	605.8	700.4
Other, net	(181.2)	(31.1)
Net cash provided by operating activities	3,374.7	3,483.3
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(13,008.4)	(10,780.0)
Equity securities	(230.7)	(136.4)
Sales:
Fixed maturities	8,162.1	3,916.1
Equity securities	131.6	460.0
Maturities, paydowns, calls, and other:
Fixed maturities	2,589.0	2,936.2
Equity securities	0	15.0
Net sales (purchases) of short-term investments	458.3	(343.8)
Net unsettled security transactions	297.6	367.9
Purchases of property and equipment	(203.2)	(102.0)
Sales of property and equipment	24.6	6.7
Acquisition of additional shares of ARX Holding Corp.	(11.2)	(295.9)
Net cash used in investing activities	(1,790.3)	(3,956.2)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(1,526.3)	(654.9)
Dividends paid to preferred shareholders	(13.4)	0
Acquisition of treasury shares for restricted stock tax liabilities	(28.4)	(39.0)
Acquisition of treasury shares acquired in open market	0	(0.4)
Proceeds from exercise of equity options	1.6	3.3
Net proceeds from issuance of Serial Preferred Shares, Series B	0	493.9
Net proceeds from debt issuances	0	589.5
Payments of debt	0	(37.1)
Net cash provided by (used in) financing activities	(1,566.5)	355.3
Increase (decrease) in cash, cash equivalents, and restricted cash	17.9	(117.6)
Cash, cash equivalents, and restricted cash – January 1	75.0	275.3
Cash, cash equivalents, and restricted cash – June 30	$92.9	$157.7

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation and ARX Holding Corp. (ARX), and their respective wholly owned insurance and non-insurance subsidiaries and affiliates in which Progressive or ARX has a controlling financial interest. The Progressive Corporation owned 87.1% of the outstanding capital stock of ARX at June 30, 2019, 86.7% at June 30, 2018, and 86.8% at December 31, 2018, respectively.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2019, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report to Shareholders”).
Other assets on the consolidated balance sheets include certain long-lived assets that are considered “held for sale.” The fair value of these held for sale assets, less the estimated sales costs, was $57.2 million at June 30, 2019, $17.4 million at June 30, 2018, and $39.3 million at December 31, 2018.
Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio. Our securities are reported in our Consolidated Balance Sheets at fair value. The changes in fair value for our fixed-maturity securities (other than hybrid securities) are reported as a component of accumulated other comprehensive income, net of deferred income taxes, in our Consolidated Balance Sheets. The net holding period gains (losses) reported below represent the inception-to-date changes in fair value of the securities. The changes in the net holding period gains (losses) between periods for the hybrid securities and equity securities are recorded as a component of net realized gains (losses) on securities in our Consolidated Statements of Comprehensive Income.

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2019
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$12,121.9	$259.7	$(2.2)	$0	$12,379.4	33.6%
State and local government obligations	1,563.6	27.4	(1.3)	0	1,589.7	4.3
Corporate debt securities	7,176.7	210.1	(1.8)	0.7	7,385.7	20.1
Residential mortgage-backed securities	660.4	6.2	(1.4)	0	665.2	1.8
Commercial mortgage-backed securities	4,361.2	83.3	(2.6)	0	4,441.9	12.1
Other asset-backed securities	4,478.2	19.9	(1.0)	0.1	4,497.2	12.2
Redeemable preferred stocks	226.2	3.4	(1.6)	1.1	229.1	0.6
Total fixed maturities	30,588.2	610.0	(11.9)	1.9	31,188.2	84.7
Short-term investments	1,360.9	0	0	0	1,360.9	3.7
Total available-for-sale securities	31,949.1	610.0	(11.9)	1.9	32,549.1	88.4
Equity securities:
Nonredeemable preferred stocks	1,060.3	0	0	69.7	1,130.0	3.1
Common equities	1,203.7	0	0	1,931.8	3,135.5	8.5
Total equity securities	2,264.0	0	0	2,001.5	4,265.5	11.6
Total portfolio[1,2]	$34,213.1	$610.0	$(11.9)	$2,003.4	$36,814.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2018
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$8,005.8	$0.9	$(141.3)	$0	$7,865.4	25.4%
State and local government obligations	1,678.9	4.3	(15.9)	0	1,667.3	5.4
Corporate debt securities	7,422.4	4.2	(94.3)	(2.0)	7,330.3	23.7
Residential mortgage-backed securities	819.6	8.4	(5.4)	0	822.6	2.7
Commercial mortgage-backed securities	2,725.5	2.9	(31.5)	0	2,696.9	8.7
Other asset-backed securities	3,189.2	2.0	(13.7)	0.1	3,177.6	10.3
Redeemable preferred stocks	220.4	14.1	(2.0)	(3.4)	229.1	0.7
Total fixed maturities	24,061.8	36.8	(304.1)	(5.3)	23,789.2	76.9
Short-term investments	3,231.2	0	0	0	3,231.2	10.5
Total available-for-sale securities	27,293.0	36.8	(304.1)	(5.3)	27,020.4	87.4
Equity securities:
Nonredeemable preferred stocks	677.0	0	0	81.6	758.6	2.4
Common equities	1,314.0	0	0	1,828.2	3,142.2	10.2
Total equity securities	1,991.0	0	0	1,909.8	3,900.8	12.6
Total portfolio[1,2]	$29,284.0	$36.8	$(304.1)	$1,904.5	$30,921.2	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2018
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$9,897.4	$71.2	$(52.1)	$0	$9,916.5	29.5%
State and local government obligations	1,654.6	7.3	(12.8)	0	1,649.1	4.9
Corporate debt securities	8,808.5	13.6	(125.3)	(2.5)	8,694.3	25.9
Residential mortgage-backed securities	733.5	6.0	(5.1)	0	734.4	2.2
Commercial mortgage-backed securities	3,332.8	7.8	(39.0)	0	3,301.6	9.8
Other asset-backed securities	3,585.4	3.6	(11.8)	0.1	3,577.3	10.7
Redeemable preferred stocks	243.7	5.9	(3.5)	(7.8)	238.3	0.7
Total fixed maturities	28,255.9	115.4	(249.6)	(10.2)	28,111.5	83.7
Short-term investments	1,795.9	0	0	0	1,795.9	5.4
Total available-for-sale securities	30,051.8	115.4	(249.6)	(10.2)	29,907.4	89.1
Equity securities:
Nonredeemable preferred stocks	1,002.6	0	0	31.3	1,033.9	3.1
Common equities	1,148.9	0	0	1,477.2	2,626.1	7.8
Total equity securities	2,151.5	0	0	1,508.5	3,660.0	10.9
Total portfolio[1,2]	$32,203.3	$115.4	$(249.6)	$1,498.3	$33,567.4	100.0%

1Our portfolio reflects the effect of unsettled security transactions; at June 30, 2019, we had $303.5 million included in “other liabilities,” compared to $362.1 million and $5.9 million at June 30, 2018 and December 31, 2018, respectively.
2The total fair value of the portfolio at June 30, 2019 and 2018, and December 31, 2018, included $1.2 billion, $1.7 billion, and $2.9 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

At June 30, 2019, bonds and certificates of deposit in the principal amount of $251.0 million were on deposit to meet state insurance regulatory requirements.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.

Although we did invest in repurchase and reverse repurchase transactions during the first six months of 2019 and at various times during 2018, we did not have any open repurchase or reverse repurchase transactions in our short-term investment portfolio at June 30, 2019 and 2018, or December 31, 2018. To the extent we enter into repurchase or reverse repurchase transactions, consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our balance sheets, despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Included in our fixed-maturity securities are hybrid securities, which are reported at fair value:

	June 30,
(millions)	2019	2018	December 31, 2018
Fixed maturities:
State and local government obligations	$3.5	$3.6	$3.6
Corporate debt securities	91.3	170.3	158.9
Other asset-backed securities	3.5	5.5	4.5
Redeemable preferred stocks	86.7	67.3	77.7
Total hybrid securities	$185.0	$246.7	$244.7

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
Fixed Maturities The composition of fixed maturities by maturity at June 30, 2019, was:

(millions)	Cost	Fair Value
Less than one year	$5,388.1	$5,394.3
One to five years	18,518.4	18,833.0
Five to ten years	6,551.9	6,829.2
Ten years or greater	129.8	131.7
Total	$30,588.2	$31,188.2

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

Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2019
Fixed maturities:
U.S. government obligations	16	$572.8	$(2.2)	0	$0	$0	16	$572.8	$(2.2)
State and local government obligations	85	398.3	(1.3)	11	133.6	(0.1)	74	264.7	(1.2)
Corporate debt securities	68	928.9	(1.8)	4	42.3	(0.1)	64	886.6	(1.7)
Residential mortgage-backed securities	43	203.8	(1.4)	8	24.5	0	35	179.3	(1.4)
Commercial mortgage-backed securities	57	963.7	(2.6)	26	485.5	(1.1)	31	478.2	(1.5)
Other asset-backed securities	92	674.6	(1.0)	23	265.6	(0.2)	69	409.0	(0.8)
Redeemable preferred stocks	2	26.3	(1.6)	1	15.0	(0.5)	1	11.3	(1.1)
Total fixed maturities	363	$3,768.4	$(11.9)	73	$966.5	$(2.0)	290	$2,801.9	$(9.9)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2018
Fixed maturities:
U.S. government obligations	70	$7,503.2	$(141.3)	33	$4,543.5	$(73.6)	37	$2,959.7	$(67.7)
State and local government obligations	355	1,050.9	(15.9)	219	631.9	(7.1)	136	419.0	(8.8)
Corporate debt securities	391	6,153.5	(94.3)	322	5,439.3	(77.2)	69	714.2	(17.1)
Residential mortgage-backed securities	227	380.3	(5.4)	52	188.6	(0.9)	175	191.7	(4.5)
Commercial mortgage-backed securities	142	2,300.9	(31.5)	85	1,371.4	(14.4)	57	929.5	(17.1)
Other asset-backed securities	219	2,479.7	(13.7)	148	2,055.1	(8.5)	71	424.6	(5.2)
Redeemable preferred stocks	3	30.2	(2.0)	1	4.6	(0.2)	2	25.6	(1.8)
Total fixed maturities	1,407	$19,898.7	$(304.1)	860	$14,234.4	$(181.9)	547	$5,664.3	$(122.2)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2018
Fixed maturities:
U.S. government obligations	51	$4,438.0	$(52.1)	2	$126.6	$(0.1)	49	$4,311.4	$(52.0)
State and local government obligations	299	972.4	(12.8)	49	192.7	(0.3)	250	779.7	(12.5)
Corporate debt securities	368	6,723.3	(125.3)	133	2,613.3	(33.4)	235	4,110.0	(91.9)
Residential mortgage-backed securities	228	450.2	(5.1)	32	248.8	(0.8)	196	201.4	(4.3)
Commercial mortgage-backed securities	140	2,328.5	(39.0)	48	741.2	(8.9)	92	1,587.3	(30.1)
Other asset-backed securities	203	2,691.3	(11.8)	84	1,551.7	(3.2)	119	1,139.6	(8.6)
Redeemable preferred stocks	3	48.5	(3.5)	1	18.9	(0.6)	2	29.6	(2.9)
Total fixed maturities	1,292	$17,652.2	$(249.6)	349	$5,493.2	$(47.3)	943	$12,159.0	$(202.3)

Since both June 30, 2018 and December 31, 2018, the number of securities in our fixed-maturity portfolio with unrealized losses decreased, primarily due to valuation increases in nearly all sectors since interest rates declined and credit spreads tightened. We had no material decreases in valuation as a result of credit rating downgrades. A review of the securities in the table above indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined (i.e., unadjusted for valuation changes subsequent to the original write-down):

	June 30,		December 31, 2018
(millions)	2019	2018
Fixed maturities:
Residential mortgage-backed securities	$(19.7)	$(19.7)	$(19.7)
Commercial mortgage-backed securities	(0.1)	(0.3)	(0.1)
Total fixed maturities	$(19.8)	$(20.0)	$(19.8)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended June 30, 2019 and 2018, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended June 30, 2019
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at March 31, 2019	$0	$0.5	$0.5
Change in recoveries of future cash flows expected to be collected[1]	0	0	0
Balance at June 30, 2019	$0	$0.5	$0.5

	Six Months Ended June 30, 2019
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2018	$0	$0.5	$0.5
Change in recoveries of future cash flows expected to be collected[1]	0	0	0
Balance at June 30, 2019	$0	$0.5	$0.5

	Three Months Ended June 30, 2018
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at March 31, 2018	$0	$0.5	$0.5
Change in recoveries of future cash flows expected to be collected[1]	0.3	0	0.3
Balance at June 30, 2018	$0.3	$0.5	$0.8

	Six Months Ended June 30, 2018
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2017	$0	$0.5	$0.5
Change in recoveries of future cash flows expected to be collected[1]	0.3	0	0.3
Balance at June 30, 2018	$0.3	$0.5	$0.8
1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.
Although it is not likely that we will be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of potential credit losses on the securities that were in an unrealized loss position. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss would be deemed to exist, and the security would be written down. We did not have any credit impairment write-downs for the six months ended June 30, 2019 or 2018.
Realized Gains (Losses) The components of net realized gains (losses) for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2019	2018	2019	2018
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$34.9	$1.7	$71.5	$1.7
State and local government obligations	0.6	0.6	2.2	9.2
Corporate and other debt securities	31.1	0.3	47.2	0.4
Residential mortgage-backed securities	0.2	0	0.2	0
Commercial mortgage-backed securities	2.9	0.3	3.6	2.0
Other asset-backed securities	0.7	0.1	0.7	0.1
Redeemable preferred stocks	0	3.2	0	4.3
Total available-for-sale securities	70.4	6.2	125.4	17.7
Equity securities:
Nonredeemable preferred stocks	11.7	0	16.6	3.6
Common equities	0.2	18.5	4.7	138.4
Total equity securities	11.9	18.5	21.3	142.0
Subtotal gross realized gains on security sales	82.3	24.7	146.7	159.7
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(5.3)	(29.9)	(12.4)	(38.8)
State and local government obligations	(0.1)	(0.6)	(0.7)	(1.9)
Corporate and other debt securities	(1.4)	(1.0)	(7.5)	(4.1)
Residential mortgage-backed securities	0	0	(2.3)	0
Commercial mortgage-backed securities	0	0	(2.1)	(6.3)
Other asset-backed securities	0	(0.9)	(0.1)	(1.0)
Redeemable preferred stocks	(0.1)	0	(0.1)	0
Total available-for-sale securities	(6.9)	(32.4)	(25.2)	(52.1)
Equity securities:
Nonredeemable preferred stocks	0	(1.9)	0	(2.3)
Common equities	(7.9)	0	(7.9)	(7.9)
Total equity securities	(7.9)	(1.9)	(7.9)	(10.2)
Subtotal gross realized losses on security sales	(14.8)	(34.3)	(33.1)	(62.3)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	29.6	(28.2)	59.1	(37.1)
State and local government obligations	0.5	0	1.5	7.3
Corporate and other debt securities	29.7	(0.7)	39.7	(3.7)
Residential mortgage-backed securities	0.2	0	(2.1)	0
Commercial mortgage-backed securities	2.9	0.3	1.5	(4.3)
Other asset-backed securities	0.7	(0.8)	0.6	(0.9)
Redeemable preferred stocks	(0.1)	3.2	(0.1)	4.3
Total available-for-sale securities	63.5	(26.2)	100.2	(34.4)
Equity securities:
Nonredeemable preferred stocks	11.7	(1.9)	16.6	1.3
Common equities	(7.7)	18.5	(3.2)	130.5
Total equity securities	4.0	16.6	13.4	131.8
Subtotal net realized gains (losses) on security sales	67.5	(9.6)	113.6	97.4
Net holding period gains (losses)
Hybrid securities	1.4	(2.3)	12.1	(5.5)
Equity securities	111.0	55.8	493.0	(96.2)
Subtotal net holding period gains (losses)	112.4	53.5	505.1	(101.7)
Other-than-temporary impairment losses
Other asset impairment	0	(11.1)	(24.3)	(11.1)
Subtotal other-than-temporary impairment losses	0	(11.1)	(24.3)	(11.1)
Total net realized gains (losses) on securities	$179.9	$32.8	$594.4	$(15.4)

For both 2019 and 2018, the other asset impairment losses related to federal renewable energy tax credit fund investments, which were reported in “other assets” on the balance sheet, based on an analysis that our investments in those funds will not generate the cash flows that we anticipated. See Note 5 – Income Taxes for additional discussion related to 2019 activity.

The following table reflects our holding period realized gains (losses) on equity securities recognized for the three and six months ended June 30, 2019 and 2018, for equity securities held at quarter end:

	Three Months		Six Months
(millions)	2019	2018	2019	2018
Total net gains (losses) recognized during the period on equity securities	$115.0	$72.4	$506.4	$35.6
Less: Net gains (losses) recognized on equity securities sold during the period	4.0	16.6	13.4	131.8
Net holding period gains (losses) recognized during the period on equity securities held at period end	$111.0	$55.8	$493.0	$(96.2)

Net Investment Income  The components of net investment income for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2019	2018	2019	2018
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$69.2	$45.9	$122.9	$85.7
State and local government obligations	8.9	9.1	18.2	19.1
Corporate debt securities	67.5	51.8	144.7	88.0
Residential mortgage-backed securities	4.6	6.6	11.2	13.5
Commercial mortgage-backed securities	33.4	20.2	65.1	41.4
Other asset-backed securities	28.1	16.1	54.1	29.7
Redeemable preferred stocks	8.5	2.9	12.2	5.5
Total fixed maturities	220.2	152.6	428.4	282.9
Short-term investments	11.2	14.9	27.2	25.0
Total available-for-sale securities	231.4	167.5	455.6	307.9
Equity securities:
Nonredeemable preferred stocks	15.9	10.4	31.4	21.3
Common equities	14.0	14.2	27.2	29.2
Total equity securities	29.9	24.6	58.6	50.5
Investment income	261.3	192.1	514.2	358.4
Investment expenses	(6.2)	(6.2)	(12.4)	(12.2)
Net investment income	$255.1	$185.9	$501.8	$346.2

The amount of investment income (interest and dividends) we recognize varies based on the average assets held during the year and the book yields of the securities in our portfolio. The increase in net investment income on a year-over-year basis for the three and six months ended June 30, 2019, was due to a combination of an increase in average assets and an increase in portfolio yields. The increase in average assets was due to strong underwriting growth and profitability, as well as the proceeds from debt and preferred stock issuances during 2018, partially offset by our common and preferred share dividend payments during the first half of 2019. The increase in portfolio yields was a result of our decision to hold a short-duration portfolio, which allowed us to take advantage of opportunities to invest in higher yielding securities with cash from operations and portfolio maturities and paydowns. The portfolio duration at June 30, 2019 was 2.7 years, compared to 2.6 years at June 30, 2018.

Trading Securities At June 30, 2019 and 2018, and December 31, 2018, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and six months ended June 30, 2019 and 2018.

Derivative Instruments
At June 30, 2019 and 2018, and December 31, 2018, we had no open derivative positions.
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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2019
Fixed maturities:
U.S. government obligations	$12,379.4	$0	$0	$12,379.4	$12,121.9
State and local government obligations	0	1,589.7	0	1,589.7	1,563.6
Corporate debt securities	0	7,385.7	0	7,385.7	7,176.7
Subtotal	12,379.4	8,975.4	0	21,354.8	20,862.2
Asset-backed securities:
Residential mortgage-backed	0	665.2	0	665.2	660.4
Commercial mortgage-backed	0	4,441.9	0	4,441.9	4,361.2
Other asset-backed	0	4,497.2	0	4,497.2	4,478.2
Subtotal asset-backed securities	0	9,604.3	0	9,604.3	9,499.8
Redeemable preferred stocks:
Financials	0	51.4	0	51.4	51.7
Utilities	0	10.3	0	10.3	10.0
Industrials	10.4	157.0	0	167.4	164.5
Subtotal redeemable preferred stocks	10.4	218.7	0	229.1	226.2
Total fixed maturities	12,389.8	18,798.4	0	31,188.2	30,588.2
Short-term investments	1,287.0	73.9	0	1,360.9	1,360.9
Total available-for-sale securities	13,676.8	18,872.3	0	32,549.1	31,949.1
Equity securities:
Nonredeemable preferred stocks:
Financials	82.2	974.3	27.1	1,083.6	1,015.4
Utilities	0	41.4	0	41.4	39.9
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	82.2	1,015.7	32.1	1,130.0	1,060.3
Common equities:
Common stocks	3,135.2	0	0	3,135.2	1,203.4
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,135.2	0	0.3	3,135.5	1,203.7
Total equity securities	3,217.4	1,015.7	32.4	4,265.5	2,264.0
Total portfolio	$16,894.2	$19,888.0	$32.4	$36,814.6	$34,213.1
Debt	$0	$4,955.2	$0	$4,955.2	$4,406.0

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2018
Fixed maturities:
U.S. government obligations	$7,865.4	$0	$0	$7,865.4	$8,005.8
State and local government obligations	0	1,667.3	0	1,667.3	1,678.9
Corporate debt securities	0	7,330.3	0	7,330.3	7,422.4
Subtotal	7,865.4	8,997.6	0	16,863.0	17,107.1
Asset-backed securities:
Residential mortgage-backed	0	822.6	0	822.6	819.6
Commercial mortgage-backed	0	2,696.9	0	2,696.9	2,725.5
Other asset-backed	0	3,177.6	0	3,177.6	3,189.2
Subtotal asset-backed securities	0	6,697.1	0	6,697.1	6,734.3
Redeemable preferred stocks:
Financials	0	67.7	0	67.7	65.3
Utilities	0	4.6	0	4.6	4.8
Industrials	10.1	146.7	0	156.8	150.3
Subtotal redeemable preferred stocks	10.1	219.0	0	229.1	220.4
Total fixed maturities	7,875.5	15,913.7	0	23,789.2	24,061.8
Short-term investments	2,954.2	277.0	0	3,231.2	3,231.2
Total available-for-sale securities	10,829.7	16,190.7	0	27,020.4	27,293.0
Equity securities:
Nonredeemable preferred stocks:
Financials	77.4	676.2	0	753.6	672.0
Utilities	0	0	0	0	0
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	77.4	676.2	5.0	758.6	677.0
Common equities:
Common stocks	3,141.9	0	0	3,141.9	1,313.7
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,141.9	0	0.3	3,142.2	1,314.0
Total equity securities	3,219.3	676.2	5.3	3,900.8	1,991.0
Total portfolio	$14,049.0	$16,866.9	$5.3	$30,921.2	$29,284.0
Debt	$0	$3,959.0	$0	$3,959.0	$3,859.5

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2018
Fixed maturities:
U.S. government obligations	$9,916.5	$0	$0	$9,916.5	$9,897.4
State and local government obligations	0	1,649.1	0	1,649.1	1,654.6
Corporate debt securities	0	8,694.3	0	8,694.3	8,808.5
Subtotal	9,916.5	10,343.4	0	20,259.9	20,360.5
Asset-backed securities:
Residential mortgage-backed	0	734.4	0	734.4	733.5
Commercial mortgage-backed	0	3,301.6	0	3,301.6	3,332.8
Other asset-backed	0	3,577.3	0	3,577.3	3,585.4
Subtotal asset-backed securities	0	7,613.3	0	7,613.3	7,651.7
Redeemable preferred stocks:
Financials	0	78.2	0	78.2	79.3
Utilities	0	0	0	0	0
Industrials	9.5	150.6	0	160.1	164.4
Subtotal redeemable preferred stocks	9.5	228.8	0	238.3	243.7
Total fixed maturities	9,926.0	18,185.5	0	28,111.5	28,255.9
Short-term investments	1,722.1	73.8	0	1,795.9	1,795.9
Total available-for-sale securities	11,648.1	18,259.3	0	29,907.4	30,051.8
Equity securities:
Nonredeemable preferred stocks:
Financials	71.9	887.1	25.1	984.1	951.6
Utilities	0	44.8	0	44.8	46.0
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	71.9	931.9	30.1	1,033.9	1,002.6
Common equities:
Common stocks	2,625.8	0	0	2,625.8	1,148.6
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,625.8	0	0.3	2,626.1	1,148.9
Total equity securities	2,697.7	931.9	30.4	3,660.0	2,151.5
Total portfolio	$14,345.8	$19,191.2	$30.4	$33,567.4	$32,203.3
Debt	$0	$4,532.3	$0	$4,532.3	$4,404.9

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
At June 30, 2019, vendor-quoted prices represented 80% of our Level 1 classifications (excluding short-term investments), compared to 72% and 79% at June 30, 2018 and December 31, 2018, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At both June 30, 2019 and 2018, vendor-quoted prices comprised 98% of our Level 2 classifications in each period (excluding short-term investments), while dealer-quoted prices represented the remaining 2%, compared to 99% and 1% at December 31, 2018. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At June 30, 2019 and 2018, and December 31, 2018, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
At June 30, 2019 and December 31, 2018, we held two private nonredeemable preferred securities with a combined value of $32.1 million and $30.1 million, respectively, that were priced internally, and held one private nonredeemable preferred security with a value of $5.0 million that was priced internally at June 30, 2018. At June 30, 2019 and 2018, and December 31, 2018, we held one Level 3 other risk investment with a value of $0.3 million.
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
The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2019 and 2018:

	Level 3 Fair Value
(millions)	Fair Value at March 31, 2019	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2019
Equity securities:
Nonredeemable preferred stocks:
Financials	$25.1	$0	$2.0	$0	$0	$0	$0	$27.1
Industrials	5.0	0	0	0	0	0	0	5.0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$30.4	$0	$2.0	$0	$0	$0	$0	$32.4

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2018	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2019
Equity securities:
Nonredeemable preferred stocks:
Financials	$25.1	$0	$2.0	$0	$0	$0	$0	$27.1
Industrials	5.0	0	0	0	0	0	0	5.0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$30.4	$0	$2.0	$0	$0	$0	$0	$32.4

	Level 3 Fair Value
(millions)	Fair Value at March 31, 2018	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2018
Equity securities:
Nonredeemable preferred stocks:
Financials	$0	$0	$0	$0	$0	$0	$0	$0
Industrials	5.0	0	0	0	0	0	0	5.0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$5.3	$0	$0	$0	$0	$0	$0	$5.3

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2017	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2018
Equity securities:
Nonredeemable preferred stocks:
Financials	$0	$0	$0	$0	$0	$0	$0	$0
Industrials	5.0	0	0	0	0	0	0	5.0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$5.3	$0	$0	$0	$0	$0	$0	$5.3

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at June 30, 2019 and 2018, and December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2019	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	$27.1	internal price	unadjusted purchase price per share	9.0
Industrials[2]	5.0	internal price	price-to-sales ratio	5.5
Subtotal Level 3 securities	32.1
Pricing exemption securities[3]	0.3
Total Level 3 securities	$32.4
1The security was internally-priced since it is privately held. The security was initially purchased during December 2018 and additional shares were purchased during second quarter 2019. The value at June 30, 2019 reflects the unadjusted purchase price per share (all purchases were at the same price).
2 The security was internally-priced since it is privately held. The price at June 30, 2019, was calculated using a price-to-sales ratio.
3The unobservable input is not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2018	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials	$0	NA	NA	NA
Industrials[1]	5.0	internal price	unadjusted purchase price per share	3.9
Subtotal Level 3 securities	5.0
Pricing exemption securities[2]	0.3
Total Level 3 securities	$5.3
NA= Not Available
1The security was internally-priced since it is privately held. The value at June 30, 2018 reflects the unadjusted purchase price per share.
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
2 The security was internally-priced since it is privately held. The price at December 31, 2018, was calculated using a price-to-sales ratio.
3The unobservable input is not reasonably available to us.

Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	June 30, 2019		June 30, 2018		December 31, 2018
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$499.2	$516.5	$498.9	$506.4	$499.1	$506.5
2.45% Senior Notes due 2027	496.7	494.7	496.3	451.3	496.5	455.5
6 5/8% Senior Notes due 2029	296.5	385.7	296.2	364.4	296.4	368.5
4.00% Senior Notes due 2029	544.8	608.9	0	0	544.5	562.4
6.25% Senior Notes due 2032	395.6	531.3	395.4	492.5	395.5	496.6
4.35% Senior Notes due 2044	346.6	392.5	346.6	356.7	346.6	350.2
3.70% Senior Notes due 2045	395.4	411.1	395.3	363.9	395.3	366.7
4.125% Senior Notes due 2047	841.5	943.0	841.3	831.5	841.4	831.9
4.20% Senior Notes due 2048	589.7	671.5	589.5	592.3	589.6	594.0
Total	$4,406.0	$4,955.2	$3,859.5	$3,959.0	$4,404.9	$4,532.3

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
During the second quarter 2019, The Progressive Corporation renewed its line of credit with PNC Bank, National Association (PNC) in the maximum principal amount of $250 million on the same terms and conditions. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to the higher of PNC’s Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2020, the expiration date of the line of credit. Prepayments are permitted without penalty. The line of credit is uncommitted and, as such, all advances are subject to PNC’s discretion. We had no borrowings under either line of credit during any of the periods presented.
Note 5 Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At June 30, 2019 and 2018, and December 31, 2018, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the six months ended June 30, 2019, there have been no material changes in our reserve for uncertain tax positions.
The effective tax rates for the three and six months ended June 30, 2019 were 21.3% and 26.7%, respectively, compared to 20.3% and 20.1% for the same periods last year. During the first quarter 2019, we increased our provision for income taxes $156.1 million, principally reflecting the total reversal of the tax credits and other tax benefits previously recognized from certain renewable energy investments, plus interest. From 2016 to 2018, we invested in federal renewable energy tax credit funds. In late December 2018 and during the first two months of 2019, we learned of allegations of potential fraudulent conduct by the sponsor of three of these tax credit fund investments, including information about ongoing federal investigations. Based on our continuing investigations and information that became available to us beginning late in the first quarter, we believe that the sponsor committed fraud through these tax credit funds and that all of the tax credits and other tax benefits related to those investments are not valid.

Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	June 30,
(millions)	2019	2018
Balance, Beginning of period	$15,400.8	$13,086.9
Less reinsurance recoverables on unpaid losses	2,572.7	2,170.1
Net balance, Beginning of period	12,828.1	10,916.8
Incurred related to:
Current year	11,687.1	10,164.6
Prior years	210.0	81.5
Total incurred	11,897.1	10,246.1
Paid related to:
Current year	6,407.5	5,533.7
Prior years	4,664.1	3,851.5
Total paid	11,071.6	9,385.2
Net balance, End of period	13,653.6	11,777.7
Plus reinsurance recoverables on unpaid losses	2,915.0	2,293.1
Balance, End of period	$16,568.6	$14,070.8

We experienced unfavorable reserve development of $210.0 million and $81.5 million for the first six months of 2019 and 2018, respectively, which is reflected as “Incurred related to prior years” in the table above.
Year-to-date June 30, 2019

•	About 50% of the unfavorable prior year reserve development was attributable to accident year 2018, with the remainder split evenly between accident year 2017 and accident years 2016 and prior.

•
Our personal auto products incurred about $116 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with the Agency and Direct auto businesses each contributing about half. The unfavorable development was primarily attributable to increased injury severity, a higher than anticipated frequency of reopened personal injury protection (PIP) claims, primarily in Florida, and late reported losses occurring late 2018 but not reported until 2019.

•	Our Commercial Lines business experienced about $57 million of unfavorable development primarily due to increased injury severity and more emergence of large injury claims than originally anticipated.

•	Our Property business experienced about $20 million of unfavorable development, primarily due to higher than originally anticipated homeowner and dwelling, and fire liability costs.

•	Our special lines business experienced about $17 million of unfavorable development primarily due to less salvage and subrogation recoveries than originally anticipated.
Year-to-date June 30, 2018

•	Approximately $72 million of the unfavorable prior year reserve development was attributable to accident years 2017 and 2016.

•
Our personal auto business incurred about $57 million of unfavorable loss and LAE reserve development, with the Agency and Direct auto businesses contributing about $36 million and $21 million, respectively, of unfavorable development. The unfavorable development was primarily due to an increase in reopened PIP claims.

•	Our Commercial Lines business experienced about $17 million of unfavorable development primarily due to late reported losses and higher LAE than anticipated.

•	Our Property business recognized unfavorable development of about $7 million, while our special lines products had minimal development during the first half of the year.

Note 7 Supplemental Cash Flow Information — Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts on ARX’s subsidiaries. The amount of reverse repurchase commitments held by ARX’s subsidiaries at June 30, 2019 and 2018, and December 31, 2018, were $138.2 million, $155.9 million, and $117.3 million, respectively.
Restricted cash on our consolidated balance sheets represents cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which subsidiaries of ARX are administrators.
During the six months ended June 30, 2019, non-cash activity includes declared but unpaid common share dividends of $58.4 million (see Note 9 – Dividends for further discussion) and operating lease liabilities arising from obtaining right-of-use assets of $21.0 million (see Note 14 – Leases for further discussion).
We paid the following in the respective periods:

	Six Months Ended June 30,
(millions)	2019	2018
Income taxes	$592.8	$358.9
Interest	90.9	70.9
Operating lease liabilities	37.4	NA

NA - Not applicable

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

Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$3,639.6	$434.7	$3,225.7	$360.9	$7,148.1	$887.7	$6,289.5	$770.0
Direct	3,733.4	326.6	3,211.8	287.9	7,309.7	648.5	6,228.1	585.9
Total Personal Lines[1]	7,373.0	761.3	6,437.5	648.8	14,457.8	1,536.2	12,517.6	1,355.9
Commercial Lines	1,070.5	124.4	884.3	100.3	2,083.5	291.0	1,692.9	195.1
Property[2]	381.2	(34.4)	312.4	(51.9)	743.2	(26.7)	597.7	(23.4)
Other indemnity	0	0	0	0	0	0	0	0.2
Total underwriting operations	8,824.7	851.3	7,634.2	697.2	17,284.5	1,800.5	14,808.2	1,527.8
Fees and other revenues[3]	134.8	NA	116.0	NA	265.0	NA	219.8	NA
Service businesses	50.0	4.7	42.9	5.9	92.6	9.2	77.1	10.8
Investments[4]	441.2	435.0	224.9	218.7	1,108.6	1,096.2	343.0	330.8
Interest expense	NA	(47.4)	NA	(41.7)	NA	(94.8)	NA	(78.5)
Consolidated total	$9,450.7	$1,243.6	$8,018.0	$880.1	$18,750.7	$2,811.1	$15,448.1	$1,790.9
NA - Not applicable
1 Personal auto insurance accounted for 94% of the total Personal Lines segment net premiums earned during the three and six months ended June 30, 2019 and 2018; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three and six months ended June 30, 2019, pretax profit (loss) includes $18.0 million and $35.9 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and $18.0 million and $36.0 million for the same periods in 2018. Although this expense is included in our Property segment, it is not reported in the consolidated results of ARX and, therefore, does not affect the value of net income attributable to noncontrolling interest.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	11.9%	88.1	11.2%	88.8	12.4%	87.6	12.2%	87.8
Direct	8.7	91.3	9.0	91.0	8.9	91.1	9.4	90.6
Total Personal Lines	10.3	89.7	10.1	89.9	10.6	89.4	10.8	89.2
Commercial Lines	11.6	88.4	11.3	88.7	14.0	86.0	11.5	88.5
Property[1]	(9.0)	109.0	(16.6)	116.6	(3.6)	103.6	(3.9)	103.9
Total underwriting operations	9.6	90.4	9.1	90.9	10.4	89.6	10.3	89.7

1 Included in the three and six months ended June 30, 2019, is 4.7 points and 4.8 points, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and 5.8 points and 6.0 points, respectively, for the three and six months ended June 30, 2018.

Note 9 Dividends
Common Share Dividends
The Board of Directors expects to declare regular, quarterly common share dividends and, on at least an annual basis, to consider declaring an additional common share dividend. Prior to 2019, we had a policy of paying an annual variable dividend (see Note 14 – Dividends in our 2018 Annual Report to Shareholders). Following is a summary of our common share dividends that were declared or paid during the six months ended June 30, 2019 and 2018:

(millions, except per share amounts)			Amount of Common Share Dividends
Dividend Type	Declared	Paid	Per Share	Accrued[1]	Paid[1]
Quarterly	May 2019	NA	$0.10	$58.4	$ NA
Quarterly	February 2019	April 2019	0.10	58.4	58.4
Annual – Variable	December 2018	February 2019	2.5140	1,467.9	1,467.9
Annual – Variable	December 2017	February 2018	1.1247	655.1	654.9
NA - Dividend not paid as of June 30, 2019.
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
Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at March 31, 2019	$225.5	$(47.4)	$178.1	$195.5	$(17.0)	$(0.4)
Other comprehensive income (loss) before reclassifications:
Investment securities	404.7	(85.0)	319.7	319.7	0	0
Loss attributable to noncontrolling interest (NCI)	(3.3)	0.7	(2.6)	0	0	(2.6)
Total other comprehensive income (loss) before reclassifications	401.4	(84.3)	317.1	319.7	0	(2.6)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	53.5	(11.2)	42.3	42.3	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	53.3	(11.2)	42.1	42.3	(0.2)	0
Total other comprehensive income (loss)	348.1	(73.1)	275.0	277.4	0.2	(2.6)
Balance at June 30, 2019	$573.6	$(120.5)	$453.1	$472.9	$(16.8)	$(3.0)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at December 31, 2018	$(153.0)	$32.1	$(120.9)	$(105.6)	$(17.2)	$1.9
Other comprehensive income (loss) before reclassifications:
Investment securities	819.2	(172.0)	647.2	647.2	0	0
Loss attributable to noncontrolling interest (NCI)	(6.2)	1.3	(4.9)	0	0	(4.9)
Total other comprehensive income (loss) before reclassifications	813.0	(170.7)	642.3	647.2	0	(4.9)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	86.9	(18.2)	68.7	68.7	0	0
Interest expense	(0.5)	0.1	(0.4)	0	(0.4)	0
Total reclassification adjustment for amounts realized in net income	86.4	(18.1)	68.3	68.7	(0.4)	0
Total other comprehensive income (loss)	726.6	(152.6)	574.0	578.5	0.4	(4.9)
Balance at June 30, 2019	$573.6	$(120.5)	$453.1	$472.9	$(16.8)	$(3.0)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at March 31, 2018	$(218.6)	$46.0	$(172.6)	$(160.8)	$(17.8)	$6.0
Other comprehensive income (loss) before reclassifications:
Investment securities	(90.4)	18.8	(71.6)	(71.6)	0	0
Loss attributable to noncontrolling interest (NCI)	0.7	(0.1)	0.6	0	0	0.6
Total other comprehensive income (loss) before reclassifications	(89.7)	18.7	(71.0)	(71.6)	0	0.6
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(27.2)	5.7	(21.5)	(21.5)	0	0
Interest expense	(0.3)	0.1	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	(27.5)	5.8	(21.7)	(21.5)	(0.2)	0
Total other comprehensive income (loss)	(62.2)	12.9	(49.3)	(50.1)	0.2	0.6
Balance at June 30, 2018	$(280.8)	$58.9	$(221.9)	$(210.9)	$(17.6)	$6.6

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at December 31, 2017	$1,977.8	$(695.6)	$1,282.2	$1,295.0	$(14.8)	$2.0
Cumulative effect adjustment	(2,006.0)	705.8	(1,300.2)	(1,300.2)	0	0
Reclassification of disproportionate amounts	0	(4.3)	(4.3)	(1.1)	(3.2)	0
Adjusted balance at December 31, 2017	(28.2)	5.9	(22.3)	(6.3)	(18.0)	2.0
Other comprehensive income (loss) before reclassifications:
Investment securities	(293.8)	61.6	(232.2)	(232.2)	0	0
Loss attributable to noncontrolling interest (NCI)	5.8	(1.2)	4.6	0	0	4.6
Total other comprehensive income (loss) before reclassifications	(288.0)	60.4	(227.6)	(232.2)	0	4.6
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(34.9)	7.3	(27.6)	(27.6)	0	0
Interest expense	(0.5)	0.1	(0.4)	0	(0.4)	0
Total reclassification adjustment for amounts realized in net income	(35.4)	7.4	(28.0)	(27.6)	(0.4)	0
Total other comprehensive income (loss)	(252.6)	53.0	(199.6)	(204.6)	0.4	4.6
Balance at June 30, 2018	$(280.8)	$58.9	$(221.9)	$(210.9)	$(17.6)	$6.6

In an effort to manage interest rate risk, we often enter into forecasted transactions on Progressive’s debt issuances. We expect to reclassify $1.0 million (pretax) into interest expense during the next 12 months, related to net unrealized losses on forecasted transactions (see Note 4 – Debt in our 2018 Annual Report to Shareholders for further discussion).
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
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at June 30, 2019 or 2018, and there were no material settlements during 2018 or the first six months of 2019. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2018 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2018 Annual Report to Shareholders.
Note 12 Redeemable Noncontrolling Interest — In connection with the April 2015 acquisition of a controlling interest in ARX, The Progressive Corporation entered into a stockholders’ agreement with the other ARX stockholders. Pursuant to the stockholders’ agreement, the minority ARX stockholders “put” a portion of their ARX shares to Progressive in 2018, and have the right to put all of their remaining shares to Progressive in 2021. During 2018, minority ARX stockholders put 204,527 shares, including 5,483 shares that were issued upon the exercise of outstanding stock options. Progressive acquired these additional shares, in a cash transaction, for a total cost of $295.9 million. If ARX stockholders do not put all of their shares to Progressive in 2021, Progressive has the ability to “call” all of the outstanding shares shortly thereafter and to bring its ownership stake to 100% in 2021. See Note 15 – Redeemable Noncontrolling Interest in our 2018 Annual Report to Shareholders for a discussion of the purchase price for shares to be purchased by Progressive pursuant to these put or call rights. At June 30, 2019, Progressive’s share ownership interest in ARX was 87.1%.
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
In addition to these minority shares, at June 30, 2019, ARX employees held options to purchase 10,438 ARX shares. These options and any shares issued upon exercise are subject to the stockholders’ agreement, including the “put” and “call” rights described above. Until the options are exercised, the underlying obligation of approximately $15.6 million is not recorded as part of redeemable NCI. See Note 9 – Employee Benefit Plans in our 2018 Annual Report to Shareholders for a discussion of ARX employee stock options.

The changes in the components of redeemable NCI were:

(millions)	June 30, 2019	June 30, 2018	December 31, 2018
Balance, Beginning of period	$214.5	$503.7	$503.7
Net income attributable to NCI	4.0	8.8	5.7
Other comprehensive income (loss) attributable to NCI[1]	4.9	(4.6)	(3.3)
Exercise of employee stock options	7.7	9.4	9.4
Purchase/change of ARX minority shares	(11.2)	(295.9)	(298.2)
Change in redemption value of NCI	0.2	(3.2)	(2.8)
Balance, End of period	$220.1	$218.2	$214.5

1 Amount represents the other comprehensive income (loss) attributable to NCI, as reflected on the the Consolidated Statements of Comprehensive Income; changes in accumulated other comprehensive income (loss) attributable to NCI due to a change in the minority ownership percentage does not impact the amount of redeemable NCI.
Note 13 Goodwill and Intangible Assets
Goodwill
During the six months ended June 30, 2019, there were no changes to the carrying amount of goodwill. No accumulated goodwill impairment losses exist.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets:

(millions)	June 30, 2019	June 30, 2018	December 31, 2018
Intangible assets subject to amortization	$246.3	$318.2	$282.2
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$258.7	$330.6	$294.6

1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

(millions)	June 30, 2019			June 30, 2018			December 31, 2018
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$256.2	$155.6	$100.6	$256.2	$119.0	$137.2	$256.2	$137.3	$118.9
Agency relationships	159.2	48.3	110.9	159.2	37.0	122.2	159.2	42.6	116.6
Software rights	79.1	45.4	33.7	79.1	34.7	44.4	79.1	40.1	39.0
Trade name	34.8	33.7	1.1	34.8	20.4	14.4	34.8	27.1	7.7
Total	$529.3	$283.0	$246.3	$529.3	$211.1	$318.2	$529.3	$247.1	$282.2

Amortization expense was $18.0 million and $35.9 million for the three and six months ended June 30, 2019, respectively, compared to $18.0 million and $36.0 million during the same periods last year.
As of June 30, 2019, the remaining average life of all of our intangible assets is 3.4 years.

Note 14 Leases — Included in our consolidated balance sheet for the period ended June 30, 2019, are certain noncancelable operating leases for office space, computer equipment, and vehicles, all with expected terms greater than one year, that are reported as a component of “other assets” and “accounts payable, accrued expenses, and other liabilities.” The leased assets represent our right to use an underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments arising from the lease. We use an incremental borrowing rate to calculate the present value of the remaining lease payments. At June 30, 2019, we had operating lease assets of $189.1 million and operating lease liabilities of $204.2 million.
At June 30, 2019, the following table shows our operating lease liabilities, on an undiscounted basis for the periods indicated, along with key inputs used to discount our lease liabilities, in accordance with the new accounting standard adopted on January 1, 2019 (see Note 15 – New Accounting Standards for further discussion):

($ in millions)
2019 (excluding the six months ended June 30, 2019)	$39.4
2020	73.2
2021	57.3
2022	27.6
2023	11.8
Thereafter	5.8
Total	215.1
Interest	(10.9)
Present value of lease liabilities	$204.2
Weighted-average remaining term	3.1 years
Weighted-average discount rate	3.5%

We had certain noncancelable operating lease commitments with lease terms greater than one year for property and computer equipment. The minimum commitments under these agreements at December 31, 2018, were as follows:

(millions)	Commitments
2019	$64.1
2020	65.5
2021	52.8
2022	24.3
2023	8.5
Thereafter	3.8
Total	$219.0

We review each contract at inception to determine if it contains a lease and whether the lease qualifies as an operating or financing lease. Operating leases are expensed on a straight-line basis over the term of the lease. For the six months ended June 30, 2019, we incurred operating lease costs of $52.5 million. In determining the lease term, we consider the probability of exercising renewal options. We elected to account for leases with both lease and non-lease components as a single lease component and to apply a portfolio approach to account for our vehicle leases.
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

In June 2016, the FASB issued an ASU intended to improve the timing, and enhance the accounting and disclosure, of credit losses on financial assets. Additionally, this update will modify the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities and will result in the creation of an allowance for credit losses as a contra asset account. The ASU will require cumulative-effect changes to retained earnings in the period of adoption, if any occur, and will also require prospective changes on previously recorded impairments. This ASU is effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2019 (2020 for calendar-year companies), with early adoption permissible (including interim periods within that fiscal year) beginning after December 15, 2018 (2019 for calendar-year companies). While the ASU creates additional accounting complexities related to the recognition of the impairment losses, and subsequent recoveries, through an allowance for credit losses account, we currently do not expect the ASU to have a material impact on our current method of evaluating securities, premiums receivables, or reinsurance recoverables for credit losses or the timing or recognition of the amounts of the impairment losses.

Adopted

On January 1, 2019, we adopted the ASU, which required lessees to report their operating leases as both an asset and liability on the statement of financial position and to disclose key information about leasing arrangements in the financial statement footnotes. We are reporting our operating leased assets and liabilities as a component of “other assets” and “accounts payable, accrued expenses, and other liabilities,” respectively. We did not restate prior year information. Upon adoption of the ASU, based on our lease portfolio on January 1, 2019, and after applying the practical expedient under which we were not required to reassess any of our existing contracts, classification of our leases, or the initial direct costs for existing leases, we recorded a transition adjustment of $213.0 million for leased assets and $217.6 million for liabilities. The adoption of this ASU had no impact on our results of operations or cash flows. See Note 14 – Leases for further information.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized strong growth in both premiums and policies in force in the second quarter 2019, compared to the same period last year. During the quarter, we generated $9.1 billion of net premiums written, which is an increase of $1.0 billion, or 13%, compared to the second quarter 2018. In addition, on a quarter-over-prior-year-quarter basis, companywide net premiums earned increased 16% and policies in force grew 10%. We ended the quarter with 21.6 million total policies in force, which is 2.0 million more policies than were in force on June 30, 2018.
On a year-over-year basis, net income attributable to Progressive increased 39% for the second quarter and 45% for the first six months. The underwriting margin was 9.6% and 10.4% for the second quarter and first six months of 2019, respectively, a 0.5 point and 0.1 point improvement on a year-over-year basis. In addition to the increases in underwriting income, we recognized a significant increase in net realized gains on securities year-over-year for both the second quarter and first six months of 2019, due to greater net holding period gains on our equity securities and, for the second quarter net realized gains on security sales. Comprehensive income increased at a greater rate than net income for both the second quarter and first six months of 2019, reflecting an increase in the value of our fixed-maturity securities during 2019, compared to a decrease in value of these securities during the same periods last year.
During the second quarter 2019, our total capital (debt plus shareholders’ equity) increased $1.2 billion, to $17.7 billion, primarily reflecting income during the quarter.
A. Insurance Operations
Our Personal and Commercial Lines operating segments were profitable during the second quarter 2019, while our Property business generated an underwriting loss, primarily due to catastrophe losses incurred during the quarter.
Our Personal Lines underwriting profit margin was 10.3% and Commercial Lines was 11.6%, both of which were slightly better than the second quarter last year. Our Property segment had an underwriting loss margin of 9.0%, which was 7.6 points better than the second quarter last year, reflecting 4.6 points less catastrophe losses in the second quarter 2019, and expenses increasing at a much lower rate than earned premiums. On a companywide basis, our catastrophe losses as a percent of premiums earned were down 0.3 points for the quarter, on a year-over-year basis. The majority of the catastrophe losses during the second quarter 2019 were due to wind and hail storms in Texas, as well as tornadoes across the United States. Our special lines products were profitable in the second quarter, however, they did not have a significant impact on our total Personal Lines combined ratio.
All three of our operating segments contributed to our solid premium and policy in force growth during the second quarter on a year-over-year basis. Our companywide net premiums written grew 13%, with Personal Lines growing 13%, Commercial Lines 13%, and Property 15%, primarily reflecting an increase in volume.
During the second quarter, on a year-over-year basis, our written premium per policy for our personal auto businesses increased about 2%, primarily reflecting a shift in the mix of business. We continue to see signs of a softening marketplace and are prepared to continue to take rate actions to maintain our competitive position. Written premium per policy increased 3% for our special lines products and increased 10% for our Commercial Lines business. The Commercial Lines increase reflected shifts in our mix of businesses to higher premium market tiers, as well as rate actions taken throughout 2018. We did not take significant rate actions during the first half of 2019 in our commercial auto products. Written premium per policy for the Property business increased 3%, reflecting rate increases partially offset by an increase in the amount of renters business written, which has lower average premium policies. We continue earning in previous rate level increases taken in our Property business during 2018 and the first half of 2019, to help meet our profitability targets.
During the quarter, total new personal auto applications (i.e., issued policies) increased 6% on a year-over-year basis, with both Agency and Direct new applications increasing 6%. We continued to generate new business application growth in our bundled auto and home customers (i.e., Robinsons) in both the Agency and Direct channels. We experienced solid year-over-year new application growth in our auto products in the second quarter 2019, however, the rate of growth was slightly less than the first quarter 2019 and lower than the significant growth we experienced in the second quarter last year, which is reflected in our higher growth in renewal applications. The slowdown in new application growth in part reflects competitors lowering rates. Nevertheless, we continue to believe that we are well positioned with competitive product offerings and will continue to spend on marketing when we believe that it is an efficient use of our dollars. New applications for our special lines products were up 4% during the second quarter 2019, compared to the same period last year.

For the Commercial Lines business, new applications increased 11% on a year-over-year basis during the second quarter 2019, which is consistent with the increase we saw in the first quarter 2019. We had some underwriting restrictions in place during the first quarter last year, most of which were lifted during the second quarter 2018. We will continue to monitor our rate levels with a view toward continuing to manage profitably while providing high-quality customer service.
The Property business had a 6% decrease in new applications for the second quarter 2019, compared to an 81% increase in new applications for the same period last year. Throughout 2017 and the first half of 2018, we increased our state footprint in the Property business and, in addition, we generated additional new applications when an unaffiliated carrier stopped offering homeowners insurance through our in-house agency in 2018.
We ended the second quarter 2019 with 14.3 million personal auto policies in force, with Agent auto and Direct auto growing 11% and 13%, respectively, over the the same period last year. Our special lines products policies in force grew 3% over the second quarter last year, Commercial Lines grew 8%, and Property grew 17%. On a year-over-year basis, Personal Lines increased policies in force by about 1.7 million policies, Commercial Lines increased policies by just over 55,000, and Property increased policies by 305,000.
To grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities. Our efforts to increase our share of multi-product households continue to be a key initiative to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is our primary measure of customer retention in our Personal Lines and Commercial Lines auto businesses (referred to as our “vehicle businesses”). Our trailing 12-month total personal auto policy life expectancy was down 2% over last year and our trailing 3-month total auto policy life expectancy, which does not address seasonality and can reflect more volatility, was up 1%. Our Agency auto trailing 12-month policy life expectancy was flat, while Direct auto was down 4%. Our Commercial Lines trailing 12-month policy life expectancy decreased 7% year over year and special lines was down 2%. The decline in policy life expectancy growth is due, in part, to targeted underwriting changes introduced during 2018. The unfavorable impact from these targeted underwriting changes continued through much of the second quarter 2019, and we are seeing our trailing-3 measures begin to improve. We remain focused in our retention efforts and are also continuing to make investments to improve the customer experience in an effort to lengthen retention.
B. Investments

The fair value of our investment portfolio was $36.8 billion at June 30, 2019. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At June 30, 2019, 13% of our portfolio was allocated to Group I securities and 87% to Group II securities, compared to 14% and 86%, respectively, at December 31, 2018.
Our recurring investment income generated a pretax book yield of 3.2% for the second quarter 2019, compared to 2.7% for the same period in 2018. Over the last 12 months, the size of our portfolio grew as a result of significant cash inflows from our issuance of debt and preferred stock during 2018, strong growth and profitability from our insurance operations, and portfolio turnover through maturities, calls, and paydowns. As interest rates rose in 2018, we opportunistically increased our duration in the fourth quarter, which enabled us to invest the available cash at yields in excess of the portfolio’s average yield. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 2.2% for the second quarter 2019, compared to 0.6% for the same period in 2018. Our fixed-income and common stock portfolios had FTE total returns of 2.1% and 4.0%, respectively, for the second quarter 2019, compared to 0.3% and 3.1%, respectively, last year. We generated a positive return in the fixed-income portfolio this quarter as interest rates and risk premium pricing declined resulting in valuation increases of our securities. The equity market continued its recovery from a sharp fourth quarter 2018 decline, which resulted in the positive equity return during the quarter.
At June 30, 2019, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 2.7 years, compared to AA- and 2.8 years, respectively, at December 31, 2018. We shortened our portfolio duration modestly during the first six months of the year in response to lower interest rates. Our duration remains below the mid-point of our range as a means to limit a decline in portfolio value from a significant increase in rates from current levels.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $3.4 billion and $3.5 billion for the first six months of 2019 and 2018, respectively.
Our total capital (debt plus shareholders’ equity) was $17.7 billion, at book value, at June 30, 2019, compared to $14.9 billion at June 30, 2018, and $15.2 billion at December 31, 2018. The increase since year end primarily reflected the increase in comprehensive income during that period.
Our debt-to-total capital ratio remained below 30% during all reported periods, consistent with our financial policy. This ratio, which reflects debt as a percent of debt plus shareholders’ equity and excludes redeemable noncontrolling interest, was 24.8% at June 30, 2019, 26.0% at June 30, 2018, and 28.9% at December 31, 2018.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
During the year, we deployed capital primarily through dividends although we did repurchase some of our common shares. Our Board of Directors declared a $0.10 per common share dividend in both the first and second quarters 2019. These dividends, which were each $58.4 million in the aggregate, were paid in April 2019 and July 2019, respectively. In February 2019, we also paid $1.5 billion related to the $2.5140 per common share dividend declared by the Board in December 2018. In addition to the common share dividends, in February 2019, the Board also declared a Series B Preferred Share dividend of $13.4 million, which was paid during the first quarter 2019. Although we did not repurchase any common shares in the open market during 2019, we repurchased 0.5 million shares at a total cost of $28.4 million pursuant to our equity compensation plans.
During the first six months of 2019 and at all times during 2018, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report to Shareholders for the year ended December 31, 2018. Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, dividends on common shares and Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future.
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
B. Commitments and Contingencies
Contractual Obligations
During the first six months of 2019, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Personal Lines
Agency	41%	42%	41%	42%
Direct	41	40	42	42
Total Personal Lines[1]	82	82	83	84
Commercial Lines	13	13	13	12
Property	5	5	4	4
Total underwriting operations	100%	100%	100%	100%
1 Personal auto insurance accounted for 91% of the total Personal Lines segment net premiums written during the three months and 93% during the six months ended June 30, 2019, and 2018, respectively; insurance for our special lines products accounted for the balance.
Our Personal Lines business writes insurance for personal autos and special lines products (e.g., motorcycles, watercraft, and RVs). We currently write our Personal Lines products in all 50 states. We also offer our personal auto products (not special lines products) in the District of Columbia. Our personal auto policies are primarily written for 6-month terms, while the special lines products are written for 12-month terms.
Our Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses. The majority of our Commercial Lines business is written through the independent agency channel. The amount of business written through the direct channel represented about 11% of premiums written for the first six months of 2019. We write Commercial Lines business in all 50 states and our policies are primarily written for 12-month terms.
Our Property business writes residential property insurance for single family homes, condominium unit owners, renters, etc., and primarily consists of the operations of the ARX organization. We write the majority of our Property business through the independent agency channel; however, we continue to expand the distribution of our Property product offerings in the direct channel. Property policies are written for 12-month terms. We write residential property insurance in 44 states and the District of Columbia, renters insurance in 45 states and the District of Columbia, and flood insurance in 44 states and the District of Columbia. Our flood insurance is written primarily through the National Flood Insurance Program. Florida and Texas remain the largest states for the Property business, together comprising about 40% of the year-to-date written premium volume.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$434.7	11.9%	$360.9	11.2%	$887.7	12.4%	$770.0	12.2%
Direct	326.6	8.7	287.9	9.0	648.5	8.9	585.9	9.4
Total Personal Lines	761.3	10.3	648.8	10.1	1,536.2	10.6	1,355.9	10.8
Commercial Lines	124.4	11.6	100.3	11.3	291.0	14.0	195.1	11.5
Property[1]	(34.4)	(9.0)	(51.9)	(16.6)	(26.7)	(3.6)	(23.4)	(3.9)
Other indemnity[2]	0	NM	0	NM	0	NM	0.2	NM
Total underwriting operations	$851.3	9.6%	$697.2	9.1%	$1,800.5	10.4%	$1,527.8	10.3%
1 For the three and six months ended June 30, 2019, pretax profit (loss) includes $18.0 million and $35.9 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX, and $18.0 million and $36.0 million for the respective periods last year.
2 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the lack of premiums earned by, and the variability of loss costs in, such businesses.
The increases in the underwriting profit margins were driven primarily by premium growth exceeding the increases in our loss and LAE costs, primarily reflecting lower auto frequency experienced in 2019 compared to 2018.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Performance[1]	2019	2018	Change	2019	2018	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	68.9	69.4	(0.5)	68.3	68.6	(0.3)
Underwriting expense ratio	19.2	19.4	(0.2)	19.3	19.2	0.1
Combined ratio	88.1	88.8	(0.7)	87.6	87.8	(0.2)
Personal Lines—Direct
Loss & loss adjustment expense ratio	70.1	70.9	(0.8)	70.0	70.3	(0.3)
Underwriting expense ratio	21.2	20.1	1.1	21.1	20.3	0.8
Combined ratio	91.3	91.0	0.3	91.1	90.6	0.5
Total Personal Lines
Loss & loss adjustment expense ratio	69.5	70.2	(0.7)	69.2	69.4	(0.2)
Underwriting expense ratio	20.2	19.7	0.5	20.2	19.8	0.4
Combined ratio	89.7	89.9	(0.2)	89.4	89.2	0.2
Commercial Lines
Loss & loss adjustment expense ratio	67.3	68.7	(1.4)	65.0	68.0	(3.0)
Underwriting expense ratio	21.1	20.0	1.1	21.0	20.5	0.5
Combined ratio	88.4	88.7	(0.3)	86.0	88.5	(2.5)
Property
Loss & loss adjustment expense ratio	77.7	79.9	(2.2)	73.0	68.0	5.0
Underwriting expense ratio[2]	31.3	36.7	(5.4)	30.6	35.9	(5.3)
Combined ratio[2]	109.0	116.6	(7.6)	103.6	103.9	(0.3)
Total Underwriting Operations[3]
Loss & loss adjustment expense ratio	69.6	70.4	(0.8)	68.8	69.2	(0.4)
Underwriting expense ratio	20.8	20.5	0.3	20.8	20.5	0.3
Combined ratio	90.4	90.9	(0.5)	89.6	89.7	(0.1)
Accident year — Loss & loss adjustment expense ratio[4]	68.8	70.1	(1.3)	67.6	68.6	(1.0)
1 Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 Included in the three and six months ended June 30, 2019, are 4.7 points and 4.8 points, respectively, of amortization expense predominately associated with our acquisition of a controlling interest in ARX, and 5.8 points and 6.0 points for the respective periods last year. Excluding these additional expenses, for the three months ended June 30, 2019 and 2018, the Property business would have reported expense ratios of 26.6 and 30.9, respectively, and combined ratios of 104.3 and 110.8. For the six months ended June 30, 2019 and 2018, excluding these additional expenses, the Property business would have reported expense ratios of 25.8 and 29.9, respectively, and combined ratios of 98.8 and 97.9.
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

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2019	2018	2019	2018
Change in net loss and LAE reserves	$485.4	$585.7	$825.5	$860.9
Paid losses and LAE	5,652.7	4,789.6	11,071.6	9,385.2
Total incurred losses and LAE	$6,138.1	$5,375.3	$11,897.1	$10,246.1
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
Our total loss and LAE ratio decreased 0.8 points for the second quarter 2019, compared to the same period last year, and 0.4 points on a year-to-date basis. The decreases were primarily due to higher average premiums and lower auto frequency, partially offset by higher prior year accident development and higher severity.
The following table shows our consolidated catastrophe losses, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2019		2018		2019		2018
Vehicle businesses	$129.8		$124.9		$176.1		$150.4
Property business, net of reinsurance (excluding ASL)	131.4		122.8		193.0		147.4
Reinsurance (recoverable)/reversal on ASL[1]	(49.5)		(41.2)		(85.5)		(42.0)
Property business, net	81.9		81.6		107.5		105.4
Total net catastrophe losses incurred	$211.7		$206.5		$283.6		$255.8
Increase to combined ratio	2.4	pts.	2.7	pts.	1.6	pts.	1.7	pts.
1 Represents the reinsurance recoverable recorded on the losses under our aggregate stop-loss agreements (ASL); see table below for further information.
During the second quarter 2019, on a gross basis, the majority of the catastrophe losses were due to tornadoes throughout the United States, as well as wind, hail, and thunderstorms in Texas. We have responded, and will continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
We do not have catastrophe-specific reinsurance for our vehicle businesses. We reinsure most of our Property business against various risks, including, but not limited to, catastrophic losses through excess of loss reinsurance and aggregate stop-loss agreements.
The table below reports the reinsurance recoverable activity under our aggregate stop-loss agreements (ASL) related to 2019 accident year losses and development on 2018 and 2017 accident year losses. The 2017 and 2018 ASL agreements cover Property losses and a portion of LAE, known as allocated loss adjustment expenses (ALAE), except those from named storms (both hurricanes and tropical storms) and liability claims, for Property business written by ARX subsidiaries. As such, the ASL provides protection for losses and ALAE incurred by our Property business in the ordinary course, including those resulting from other significant severe weather events, such as hail, tornadoes, etc. These agreements provide $200 million of coverage to the extent that the net loss and ALAE ratio for the full accident year exceeds 63%. While the 2019 ASL agreement has substantially the same terms as those described above, the 2019 ASL agreement also covers up to $100 million of retained losses and ALAE from named storms, to the extent we are below the aggregate $200 million coverage.

The following table shows the total reinsurance recoverables activity under the aggregate stop-loss agreements by accident year, for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Reinsurance recoverable on ASL, Beginning of period	$52.2	$5.4	$12.5	$4.6
Reinsurance recoverables recognized on losses
Accident year:
2019	37.1	NA	73.4	NA
2018	0	37.7	0	37.7
2017	12.4	3.5	12.1	4.3
Total	49.5	41.2	85.5	42.0
Reinsurance recoverables recognized on ALAE
Accident year:
2019	4.9	NA	8.1	NA
2018	0	4.1	0	4.1
2017	(0.7)	0.5	(0.2)	0.5
Total	4.2	4.6	7.9	4.6
Total reinsurance recoverables recognized
Accident year:
2019	42.0	NA	81.5	NA
2018	0	41.8	0	41.8
2017	11.7	4.0	11.9	4.8
Total	53.7	45.8	93.4	46.6
Reinsurance recoverable on ASL, End of period	$105.9	$51.2	$105.9	$51.2
NA - Not applicable
In addition to the aggregate stop-loss agreements, our Property business is covered by multi-year catastrophe reinsurance contracts, which carry retention thresholds for losses and LAE from a single catastrophic event of $60 million (see Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion).
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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 8% for both the three and six months ended June 30, 2019, compared to the same periods last year. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•
Bodily injury increased about 9% for both the second quarter and first six months of 2019, in part due to increases in medical costs and actuarially determined reserve increases to reflect accelerating paid loss trends we experienced in recent quarters.

•
Auto property damage increased about 6% and collision coverages increased about 7% for both the second quarter and first six months of 2019, in part due to an increase in the severity of total loss claims on newer vehicles and higher costs to repair newer vehicles.

•
Personal injury protection (PIP) increased about 4% for the second quarter and 6% for the first six months of 2019, which reflects more reopened claims during the first quarter 2019, predominately due to the changing claims environment in Florida.

It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.

Our personal auto incurred frequency, on a calendar-year basis, decreased about 4% and 3% for the three and six months ended June 2019, respectively, compared to the same periods last year. Following are the frequency changes we experienced by coverage on a year-over-year basis:

•	PIP decreased about 6% and 5% for the second quarter and first six months of 2019, respectively.

•	Collision decreased about 5% for both periods.

•	Auto property damage decreased about 4% for both periods.

•	Bodily injury decreased about 2% for the second quarter and 3% for the first six months of 2019.
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
On a year-over-year basis, our commercial auto products incurred severity increased 10% and frequency decreased 5%. We are disclosing changes in commercial auto products severity and frequency using a trailing 12-month period and excluding our transportation network company (TNC) business. Using a trailing 12-month period mitigates the effects of month-to-month variability and addresses inherent seasonality trends in the commercial auto products. Since the loss patterns in the TNC business are not indicative of our other commercial auto products, disclosing severity and frequency trends without that business is more indicative of our overall experience for the majority of our commercial auto products. In addition to general trends in the marketplace, the increase in our commercial auto products severity reflects a shift in the mix of business to for-hire trucking, which has higher average severity than the business auto and contractor market tiers. The frequency decrease was in part due to continued product segmentation and underwriting restrictions, which created a mix shift toward more preferred, lower-frequency, business.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2019		2018		2019		2018
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years		$(45.8)	$(7.0)			$(62.5)	$(0.8)
Current accident year	(16.3)		6.2		(3.0)		13.9
Calendar year actuarial adjustment		$(62.1)	$(0.8)			$(65.5)	$13.1
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustment		$(45.8)	$(7.0)			$(62.5)	$(0.8)
All other development	(21.6)		(18.9)		(147.5)		(80.7)
Total development		$(67.4)	$(25.9)			$(210.0)	$(81.5)
(Increase) decrease to calendar year combined ratio	(0.8	) pts.	(0.3	) pts.	(1.2	) pts.	(0.6	) pts.
Total development consists of both actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in the projected frequency and severity trends, which allow them to adjust the reserves to reflect the current cost trends. For our Property business, close to 100% of the outstanding catastrophe reserves are reviewed monthly and, as such, any development on catastrophe losses are included as part of the actuarial adjustments. For the vehicle businesses, only a subset of our reserves is reviewed monthly as part of the actuarial adjustment process. Development for catastrophe losses for the vehicle businesses would be reflected in “all other development,” discussed below, to the extent they relate to prior year reserves. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years development.
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

Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced unfavorable prior year development during the three and six months ended June 30, 2019. The unfavorable development was primarily attributable to higher than anticipated claims occurring in late 2018 but not reported until 2019, a higher than anticipated frequency of reopened PIP claims in our personal auto business, and increased bodily injury severity. See Note 6 – Loss and Loss Adjustment Expense Reserves, for a more detailed discussion of our prior accident years development. We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs.
Underwriting Expenses
Progressive’s other underwriting expenses increased 18% for the second quarter and 19% for the first six months of 2019, compared to the same periods last year, primarily reflecting an increase in advertising spend. During the second quarter and first six months of 2019, our advertising expenditures increased 29% and 30%, respectively, compared to the same periods last year. We will continue to invest in advertising as long as we generate sales at a cost below the maximum amount we are willing to spend to acquire a new customer. Despite the increase in our total underwriting expenses, the underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned) was only 0.3 points higher for both the three and six months ended June 30, 2019, compared to the same periods last year, in part reflecting the increase in earned premiums we realized during the year.

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

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2019	2018	% Growth	2019	2018	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$3,775.5	$3,384.6	12%	$7,541.9	$6,719.9	12%
Direct	3,709.8	3,268.3	14	7,665.9	6,677.8	15
Total Personal Lines	7,485.3	6,652.9	13	15,207.8	13,397.7	14
Commercial Lines	1,182.7	1,045.2	13	2,347.9	1,972.1	19
Property	458.5	397.2	15	810.7	694.3	17
Total underwriting operations	$9,126.5	$8,095.3	13%	$18,366.4	$16,064.1	14%
NET PREMIUMS EARNED
Personal Lines
Agency	$3,639.6	$3,225.7	13%	$7,148.1	$6,289.5	14%
Direct	3,733.4	3,211.8	16	7,309.7	6,228.1	17
Total Personal Lines	7,373.0	6,437.5	15	14,457.8	12,517.6	15
Commercial Lines	1,070.5	884.3	21	2,083.5	1,692.9	23
Property	381.2	312.4	22	743.2	597.7	24
Total underwriting operations	$8,824.7	$7,634.2	16%	$17,284.5	$14,808.2	17%

				June 30,
(thousands)				2019	2018	% Growth
POLICIES IN FORCE
Agency auto				6,783.7	6,107.4	11%
Direct auto				7,528.4	6,650.9	13
Total auto				14,312.1	12,758.3	12
Special lines[1]				4,510.2	4,387.4	3
Personal Lines — total				18,822.3	17,145.7	10
Commercial Lines				734.2	678.9	8
Property				2,071.6	1,766.6	17
Companywide total				21,628.1	19,591.2	10%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.
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

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2019	2018	2019	2018
APPLICATIONS
New	5%	21%	6%	21%
Renewal	11	9	11	10
WRITTEN PREMIUM PER POLICY - AUTO	2	5	3	5
RETENTION MEASURES - AUTO
Policy life expectancy
Trailing 3-months	1	5
Trailing 12-months	(2)	10
In our Personal Lines business, the increase in both new and renewal applications for both periods resulted primarily from increases in our personal auto products although our special lines products experienced increases in applications as well. In the auto businesses, the increase in new applications was primarily attributable to our competitive product offerings and position in the marketplace and reflects our increase in advertising spend during the first half of 2019. For the quarter, on a year-over-year basis, our auto new applications were up 6% and our special lines products were up 4%, with the Agency and Direct businesses contributing to both products relatively evenly. We continue to experience growth, albeit at slower rates than during the same period last year, as competitors lower rates and we are seeing signs of a softening marketplace. In response to slowing new application growth, we continue to take selective rate decreases on auto business policies.
We continued to experience increases in written premium per policy, primarily driven by a shift in mix to products and consumer segments with higher premiums during both the second quarter and first six months of 2019. We believe that our Destination Era efforts, including our efforts to improve the customer experience, continue to have a positive impact on our retention. During the second quarter 2019, we saw improvement in our trailing 3-month retention measure, indicating that the unfavorable impact to policy life expectancy we experienced as the result of targeted underwriting changes introduced during the first half of 2018 are beginning to diminish. The year-over-year decrease experienced in our 12-month policy life expectancy continues to reflect the impact of those underwriting changes.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel.
The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2019	2018	2019	2018
Auto: new applications	6%	21%	7%	20%
renewal applications	11	10	11	11
written premium per policy	3	5	3	5
Auto retention measures:
policy life expectancy - trailing 3-months	4	5
trailing 12-months	0	11
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New and renewal applications increased during the second quarter and the first six months of 2019, primarily reflecting our competitiveness in the marketplace. During both the second quarter and six months ended June 30, 2019, we continued to experience a decrease in Agency auto quote volume of 4% and 3%, respectively, with rate of conversion (i.e., converting a quote to a sale) increasing 10% and 11%, compared to the same periods last year. We continued to experience strong policy in force growth in each of our consumer segments (e.g., inconsistently insured, consistently insured and maybe a renter, homeowners who do not bundle auto and home, and homeowners who bundle auto and home), and we continued to grow our new Agency auto applications across all consumer segments, except in our inconsistently insured segment, with the largest percentage increase coming from our bundled auto and home product (i.e., Robinsons), albeit on a smaller base.
During the year, we generated new auto application growth in 35 states and the District of Columbia, including five of our top 10 largest Agency states. On a year-over-year basis for the second quarter and first six months of 2019, Agency auto written premium per policy increased about 2%-3% for new business and 1%-4% for renewal business, based on policy term, primarily reflecting shifts in the mix of business.
The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2019	2018	2019	2018
Auto: new applications	6%	32%	7%	31%
renewal applications	15	13	16	13
written premium per policy	2	5	2	5
Auto retention measures:
policy life expectancy - trailing 3-months	(2)	4
trailing 12-months	(4)	9
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. New and renewal applications increased during the second quarter and six months ended June 30, 2019, primarily reflecting our competitiveness in the marketplace. During the same periods, our Direct auto quote volume was flat, with rate of conversion increases of 5% and 6%, respectively, compared to the same periods last year. During the year, we generated new Direct auto application growth in 38 states, including seven of our top 10 largest Direct states.
During both the second quarter and six months ended June 30, 2019, we continued to grow our new Direct auto applications and policies in force across all consumer segments, except for a slight decline of new applications in our non-bundled homeowner segment for the quarter. With the marketing investments that continued to target auto/home bundlers, we saw the highest growth in our Robinsons consumer segment. Written premium per policy for new Direct auto business increased 1% and 2% for the second quarter and six months ended June 30, 2019, respectively, and renewal business increased 2% and 3%, as compared to the same periods last year, primarily reflecting shifts in the mix of business.
E. Commercial Lines

	Growth Over Prior Year
	Quarter		Year-to-date
	2019	2018	2019	2018
New applications	11%	9%	11%	17%
Renewal applications	7	5	8	4
Written premium per policy	10	12	12	13
Policy life expectancy - trailing 12-months	(7)	2
Our Commercial Lines business operates in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets and is primarily written through the agency channel. Commercial Lines experienced solid year-over-year new application growth in the second quarter and first six months of 2019, reflecting an increase in both quote volume and conversion, a generally strong economy, and competitor rate increases. We continue to monitor the growth and profitability across all of our business market targets and will impose underwriting restrictions when we believe it is necessary to meet our profitability objectives. During 2018, we increased rates and experienced shifts in business mix, to higher premium business markets, which continued into 2019, contributing to the increase in our written premium per policy during the second quarter and first six months of 2019. The decrease in policy life expectancy was primarily attributable to the rate increases, prior year underwriting restrictions, and a shift to business market targets with lower policy life expectancy.
During 2019, we expanded our footprint in the transportation network company business by adding nine additional states, bringing the total number of states to 13 where we insure drivers on the Uber and Uber Eats platforms. We continue to believe we are well positioned to offer competitive rates to the best owners/operators and small fleets though Smart Haul®, our usage-based insurance program for our for-hire transportation policyholders.

F. Property

	Growth Over Prior Year
	Quarter		Year-to-date
	2019	2018	2019	2018
New applications	(6)%	81%	(2)%	83%
Renewal applications	23	21	24	20
Written premium per policy	3	(5)	2	(5)
Our Property business writes residential property insurance for homeowners, other property owners, and renters, primarily in the agency channel. During the second quarter and first six months of 2019, our Property business experienced a decrease in new applications, primarily reflecting the impact of targeted underwriting changes made in Texas and Colorado during the second quarter 2019 and the significant growth experienced in 2018. The significant growth in new applications during the comparable period in 2018 was largely attributable to state expansion, momentum in growing Robinsons through our Platinum agency offering, and the business we began writing when an unaffiliated carrier stopped offering homeowners’ insurance through our in-house agency during 2018.
We are starting to see some improvement in our written premium per policy for both the second quarter and first six months of 2019, primarily related to rate increases we took in the first half of 2019 and during 2018, where the rate increases are still being applied as policies renew. We will continue to increase rates where needed to get us in line with our profitability target.
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future tax year. At June 30, 2019 and 2018, we reported net deferred tax liabilities, and a net deferred tax asset at December 31, 2018. At June 30, 2019 and 2018, and December 31, 2018, we had net current income taxes payable of $150.3 million, $60.5 million, and $16.8 million, respectively, which were reported as part of “other liabilities.” The increase in our current tax liability from the prior periods primarily reflects the reversal of certain tax credits and other tax benefits discussed below.
Our effective tax rate for the three and six months ended June 30, 2019 were 21.3% and 26.7%, respectively, compared to 20.3% and 20.1% for the same periods last year. The increase in the effective tax rate for the six months ended June 30, 2019 over the same period last year principally reflects the total reversal of the tax credits and other tax benefits previously recognized from certain renewable energy investments, plus interest. See Note 5 – Income Taxes for additional discussion.

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

The following table summarizes investment results for the periods ended June 30:

	Three Months		Six Months
	2019	2018	2019	2018
Pretax recurring investment book yield (annualized)	3.2%	2.7%	3.1%	2.6%
Weighted average FTE book yield (annualized)	3.2	2.8	3.2	2.7
FTE total return:
Fixed-income securities	2.1	0.3	4.4	0
Common stocks	4.0	3.1	17.9	2.7
Total portfolio	2.2	0.6	5.5	0.3

Our fixed-income portfolio duration was 2.7 years, which is consistent with the first quarter 2019. We generated a positive return in the fixed-income portfolio throughout 2019 as interest rates and risk premium pricing declined resulting in valuation increases of our securities and from interest income. The equity market continued to recover from a sharp fourth quarter drop. Our indexed portfolio return was in line with the overall market, while our actively managed portfolio exceeded the overall market for the quarter but still lagged for the six months.

A further break-down of our FTE total returns for our portfolio for the periods ended June 30, follows:

	Three Months		Six Months
	2019	2018	2019	2018
Fixed-income securities:
U.S. Treasury Notes	2.3%	0%	3.9%	(0.7)%
Municipal bonds	1.8	0.8	3.7	0.6
Corporate bonds	2.6	0.3	6.3	(0.3)
Residential mortgage-backed securities	1.1	0.6	2.0	1.1
Commercial mortgage-backed securities	2.2	0.5	4.7	0.5
Other asset-backed securities	1.1	0.5	2.1	0.7
Preferred stocks	2.1	0.5	8.5	0.5
Short-term investments	0.6	0.5	1.3	0.9
Common stocks:
Indexed	4.0	3.4	17.9	2.8
Actively managed	5.0	(1.5)	17.6	2.3

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
June 30, 2019
Fixed maturities	$31,188.2	84.7%	2.8	AA
Nonredeemable preferred stocks	1,130.0	3.1	2.5	BBB-
Short-term investments	1,360.9	3.7	<0.1	AA-
Total fixed-income securities	33,679.1	91.5	2.7	AA-
Common equities	3,135.5	8.5	na	na
Total portfolio[2,3]	$36,814.6	100.0%	2.7	AA-
June 30, 2018
Fixed maturities	$23,789.2	76.9%	2.9	AA-
Nonredeemable preferred stocks	758.6	2.4	3.1	BBB-
Short-term investments	3,231.2	10.5	0.1	AA-
Total fixed-income securities	27,779.0	89.8	2.6	AA-
Common equities	3,142.2	10.2	na	na
Total portfolio[2,3]	$30,921.2	100.0%	2.6	AA-
December 31, 2018
Fixed maturities	$28,111.5	83.7%	2.9	AA-
Nonredeemable preferred stocks	1,033.9	3.1	2.6	BBB-
Short-term investments	1,795.9	5.4	0.1	AA
Total fixed-income securities	30,941.3	92.2	2.8	AA-
Common equities	2,626.1	7.8	na	na
Total portfolio[2,3]	$33,567.4	100.0%	2.8	AA-
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
2Our portfolio reflects the effect of unsettled security transactions; at June 30, 2019, we had $303.5 million included in “other liabilities,” compared to $362.1 million and $5.9 million at June 30, 2018 and December 31, 2018, respectively.
3The total fair value of the portfolio at June 30, 2019 and 2018, and December 31, 2018, included $1.2 billion, $1.7 billion, and $2.9 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

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

The following table shows the composition of our Group I and Group II securities:

	June 30, 2019		June 30, 2018		December 31, 2018
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$489.5	1.3%	$802.2	2.6%	$754.8	2.2%
Redeemable preferred stocks[1]	133.7	0.4	156.3	0.5	154.1	0.5
Nonredeemable preferred stocks	1,130.0	3.1	758.6	2.4	1,033.9	3.1
Common equities	3,135.5	8.5	3,142.2	10.2	2,626.1	7.8
Total Group I securities	4,888.7	13.3	4,859.3	15.7	4,568.9	13.6
Group II securities:
Other fixed maturities[2]	30,565.0	83.0	22,830.7	73.8	27,202.6	81.0
Short-term investments	1,360.9	3.7	3,231.2	10.5	1,795.9	5.4
Total Group II securities	31,925.9	86.7	26,061.9	84.3	28,998.5	86.4
Total portfolio	$36,814.6	100.0%	$30,921.2	100.0%	$33,567.4	100.0%
1Includes non-investment-grade redeemable preferred stocks of $38.3 million, $83.5 million, and $69.9 million at June 30, 2019 and 2018, and December 31, 2018, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $95.4 million, $72.8 million, and $84.2 million at June 30, 2019 and 2018, and December 31, 2018, respectively.
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

Unrealized Gains and Losses
As of June 30, 2019, our fixed-maturity portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $598.1 million, compared to net unrealized losses of $267.3 million and $134.2 million at June 30, 2018 and December 31, 2018, respectively. The change from net unrealized losses in 2018 to net unrealized gains at June 30, 2019, was predominantly the result of valuation increases in nearly all sectors during the first six months of 2019, most notably in our U.S. Treasury, corporate, and commercial mortgage-backed portfolios.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Holding Period Gains and Losses

The following table provides the gross and net holding period gain (loss) balance and activity during the six months ended June 30, 2019:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Beginning of period
Hybrid fixed-maturity securities	$0.1	$(10.3)	$(10.2)
Equity securities	1,568.7	(60.2)	1,508.5
Balance at December 31, 2018	1,568.8	(70.5)	1,498.3
Year-to-date change in fair value
Hybrid fixed-maturity securities	3.0	9.1	12.1
Equity securities	467.4	25.6	493.0
Total holding period gains (losses) during the period	470.4	34.7	505.1
End of period
Hybrid fixed-maturity securities	3.1	(1.2)	1.9
Equity securities	2,036.1	(34.6)	2,001.5
Balance at June 30, 2019	$2,039.2	$(35.8)	$2,003.4

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
We did not record any write-downs on securities held in our investment portfolio during the first six months of 2019 or 2018. The write-downs we did take in 2019 and 2018 related to federal renewable energy tax credit fund investments, which were reported in “other assets” on the balance sheet, based on an analysis that our investments in those funds will not generate the cash flows that we anticipated. See Note 5 – Income Taxes for additional discussion related to the 2019 write-downs.

The following table stratifies the gross unrealized losses in our fixed-maturity portfolio at June 30, 2019, by duration in a loss position:

		Total Gross Unrealized Losses[1]
(millions)	Fair Value
Unrealized loss for less than 12 months	$966.5	$2.0
Unrealized loss for 12 months or greater	2,801.9	9.9
Total	$3,768.4	$11.9
1None of these securities had a decline in investment value greater than 15%.
We completed a review of the securities in a loss position and determined that, applying the procedures and criteria discussed above, these securities were not other-than-temporarily impaired. We also determined that it is not likely that we will be required to sell these securities during the period of time necessary to recover the respective cost bases of these securities, and that there are no additional credit-related impairments on our debt securities.
Since total unrealized losses are already a component of other comprehensive income and included in shareholders’ equity, any recognition of these losses as additional OTTI losses would have no effect on our comprehensive income, book value, or reported investment total return.
Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. A primary exposure for the fixed-income portfolio is interest rate risk, which includes the change in value resulting from movements in the underlying market rates of debt securities held. We manage this risk by maintaining the portfolio’s duration (a measure of the portfolio’s exposure to changes in interest rates) between 1.5 years and 5 years. The duration of the fixed-income portfolio was 2.7 years at June 30, 2019, compared to 2.6 years at June 30, 2018 and 2.8 years at December 31, 2018. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.
The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	June 30, 2019	June 30, 2018	December 31, 2018
1 year	24.1%	21.9%	19.4%
2 years	20.6	18.1	17.0
3 years	20.1	24.9	27.0
5 years	19.8	19.3	22.8
7 years	12.3	10.2	10.4
10 years	3.1	5.6	3.5
20 years	0	0	(0.1)
Total fixed-income portfolio	100.0%	100.0%	100.0%

The negative duration in the 20-year category at December 31, 2018, arose from the variable rate nature of the dividends on some of our preferred stocks. If not called at their call dates, the dividends on these securities will reset from a fixed rate to a floating rate, which could cause these securities to trade at a discount and, therefore, with a negative duration as the securities’ valuation will likely rise if the floating rate moves higher.
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum weighted average portfolio credit quality rating, as defined by NRSROs, which was successfully maintained during the first six months of 2019 and all of 2018.

The credit quality distribution of the fixed-income portfolio was:

Rating	June 30, 2019	June 30, 2018	December 31, 2018
AAA	58.0%	47.3%	50.5%
AA	10.4	11.7	10.8
A	8.4	11.1	8.4
BBB	20.4	24.7	25.9
Non-investment grade/non-rated[1]
BB	1.9	3.3	3.0
B	0.6	1.5	1.1
CCC and lower	0.1	0.1	0.1
Non-rated	0.2	0.3	0.2
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 2.5% of the total fixed-income portfolio at June 30, 2019, compared to 3.9% at June 30, 2018 and 3.6% at December 31, 2018.

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
We monitor prepayment and extension risk, especially in our asset-backed (i.e., structured product) and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended will have a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities help manage this risk. During the first six months of 2019 and all of 2018, we did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $2.8 billion, or 14.2%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2019. Cash from interest and dividend payments provides an additional source of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at June 30, 2019:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$371.2	0.6
One to two years	3,599.1	1.6
Two to three years	2,037.5	2.3
Three to five years	2,970.4	4.1
Five to seven years	2,603.7	6.0
Seven to ten years	797.5	8.5
Total U.S. Treasury Notes	$12,379.4	3.7
As of June 30, 2019, we had no interest rate swaps or treasury futures.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2019
Residential mortgage-backed securities:
Collateralized mortgage obligations	$388.2	$1.4	4.0%	1.5	AA+
Home equity (sub-prime bonds)	277.0	3.4	2.9	0.6	A
Residential mortgage-backed securities	665.2	4.8	6.9	1.1	AA-
Commercial mortgage-backed securities	4,441.9	80.7	46.3	2.5	AA-
Other asset-backed securities:
Automobile	2,056.8	6.9	21.4	0.7	AAA-
Credit card	791.2	1.4	8.2	0.5	AAA
Student loan	594.3	1.7	6.2	0.8	AAA-
Other[1]	1,054.9	8.9	11.0	1.5	AA
Other asset-backed securities	4,497.2	18.9	46.8	0.9	AAA-
Total asset-backed securities	$9,604.3	$104.4	100.0%	1.6	AA

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2018
Residential mortgage-backed securities:
Collateralized mortgage obligations	$444.9	$(2.1)	6.7%	1.1	AA
Home equity (sub-prime bonds)	377.7	5.1	5.6	0.3	BBB+
Residential mortgage-backed securities	822.6	3.0	12.3	0.7	A+
Commercial mortgage-backed securities	2,696.9	(28.6)	40.3	2.7	A+
Other asset-backed securities:
Automobile	1,358.6	(4.7)	20.3	0.9	AAA-
Credit card	513.8	(0.2)	7.6	0.9	AAA
Student loan	521.8	(0.6)	7.8	1.0	AA
Other[1]	783.4	(6.2)	11.7	1.7	AA-
Other asset-backed securities	3,177.6	(11.7)	47.4	1.1	AA+
Total asset-backed securities	$6,697.1	$(37.3)	100.0%	1.7	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2018
Residential mortgage-backed securities:
Collateralized mortgage obligations	$435.3	$(2.4)	5.7%	1.5	AA
Home equity (sub-prime bonds)	299.1	3.3	3.9	0.4	A-
Residential mortgage-backed securities	734.4	0.9	9.6	1.0	AA-
Commercial mortgage-backed securities	3,301.6	(31.2)	43.4	2.7	AA-
Other asset-backed securities:
Automobile	1,609.0	(3.3)	21.1	0.9	AAA-
Credit card	644.5	(0.5)	8.5	0.5	AAA
Student loan	475.7	(1.0)	6.3	1.1	AA+
Other[1]	848.1	(3.4)	11.1	1.6	AA-
Other asset-backed securities	3,577.3	(8.2)	47.0	1.0	AA+
Total asset-backed securities	$7,613.3	$(38.5)	100.0%	1.7	AA
1Includes equipment leases, whole business securitizations, and other types of structured debt.

The increases in asset-backed securities are primarily due to purchases in the automobile, credit card, commercial mortgage-backed and “other” categories, partially offset by maturities and sales in the residential mortgage-backed sector. See below for a further discussion of our residential and commercial mortgage-backed securities. The other asset-backed securities category is not included in the discussions below due to the high credit quality, short duration, and security structure of those instruments.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBSs, along with the loan classification and a comparison of the fair value at June 30, 2019, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at June 30, 2019)
		Collateralized Mortgage Obligations
($ in millions) Rating[1]	Home Equity	Non-Agency Prime	Alt-A2	Government/GSE[3]	Total	% of Total
AAA	$76.9	$311.5	$1.6	$2.1	$392.1	59.0%
AA	64.1	10.8	8.1	0.7	83.7	12.6
A	57.7	2.4	0	0	60.1	9.0
BBB	6.4	2.9	0.9	0	10.2	1.5
Non-investment grade/non-rated:
BB	28.5	1.9	0.7	0	31.1	4.7
B	24.4	0	0.8	0	25.2	3.8
CCC and lower	9.5	4.1	0	0	13.6	2.0
Non-rated	9.5	1.9	37.8	0	49.2	7.4
Total fair value	$277.0	$335.5	$49.9	$2.8	$665.2	100.0%
Increase (decrease) in value	1.2%	0.1%	2.1%	0.2%	0.7%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our RMBSs, $107.9 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $11.2 million, or 1.7% of our total RMBSs, are not rated by the NAIC and are classified as Group I.
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

Our collateralized mortgage obligation (CMO) portfolio is primarily composed of non-GSE/FHA/VA mortgage securities. The majority of our portfolio consists of older deals with predictable prepayment speeds, high levels of credit support, and stable delinquency trends. We also own a number of more recent vintage securities backed by high-quality collateral. Although our RMBS portfolio decreased from year-end 2018, it increased during the second quarter due to purchases of both home-equity loan-backed securities and non-agency prime CMO securities.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBSs, along with a comparison of the fair value at June 30, 2019, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at June 30, 2019)
($ in millions) Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$409.9	$1,472.0	$1,881.9	42.4%
AA	141.1	1,153.2	1,294.3	29.1
A	130.9	615.3	746.2	16.8
BBB	44.2	450.6	494.8	11.1
Non-investment grade/non-rated:
BB	0	24.0	24.0	0.6
B	0.7	0	0.7	0
Total fair value	$726.8	$3,715.1	$4,441.9	100.0%
Increase (decrease) in value	2.8%	1.7%	1.9%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBSs, $2.2 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $22.5 million, or 0.5% of our total CMBSs, are not rated by the NAIC and are classified as Group I.

In the CMBS sector, our focus continues to be on single-borrower transactions, which represented 83.6% of the CMBS portfolio at June 30, 2019. We increased our CMBS bond portfolio by $535.6 million on a cost basis during the quarter. The additions were primarily in bonds backed by multi-family, industrial, and office collateral, and bonds defeased by U.S. Treasuries. The duration of the CMBS portfolio was 2.5 years and the average credit quality was AA- at both June 30, 2019 and March 31, 2019.
MUNICIPAL SECURITIES
Included in the fixed-income portfolio at June 30, 2019 and 2018, and December 31, 2018, were $1,589.7 million, $1,667.3 million, and $1,649.1 million, respectively, of state and local government obligations. These securities had a duration of 2.9 years and an overall credit quality rating of AA+ (excluding the benefit of credit support from bond insurance) at June 30, 2019, compared to 2.7 years and AA at June 30, 2018, and 2.9 years and AA+ at December 31, 2018. These securities had net unrealized gains of $26.1 million at June 30, 2019, compared to net unrealized losses of $11.6 million at June 30, 2018 and $5.5 million at December 31, 2018.

The following table details the credit quality rating of our municipal securities at June 30, 2019, without the benefit of credit or bond insurance:

Municipal Securities (at June 30, 2019)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$372.8	$376.5	$749.3
AA	355.9	451.0	806.9
A	0	24.4	24.4
BBB	3.0	6.1	9.1
Total	$731.7	$858.0	$1,589.7

Included in revenue bonds were $713.0 million of single-family housing revenue bonds issued by state housing finance agencies, of which $514.4 million were supported by individual mortgages held by the state housing finance agencies and $198.6 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the weighted average credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

We continued to reduce our holdings of tax-exempt municipal bonds during the first six months of 2019, as the current corporate tax rate we use to value our tax-exempt bonds rendered them less attractive relative to alternative taxable investments.
CORPORATE SECURITIES
Included in our fixed-income securities at June 30, 2019 and 2018, and December 31, 2018, were $7,385.7 million, $7,330.3 million, and $8,694.3 million, respectively, of corporate securities. These securities had a duration of 3.0 years at June 30, 2019, compared to 3.3 years at both June 30, 2018 and December 31, 2018, and a weighted average credit quality rating of BBB at June 30, 2019 and 2018, and December 31, 2018. These securities had net unrealized gains of $208.3 million at June 30, 2019, compared to net unrealized losses of $90.1 million at June 30, 2018 and $111.7 million at December 31, 2018.

We decreased the size of our corporate bond portfolio during the first six months of 2019, as valuations continued to become significantly less attractive than they were at December 31, 2018.

The table below shows the exposure break-down by sector and rating:

Corporate Securities (at June 30, 2019)
(millions) Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$32.8	$0	$0	$0	$32.8
AA	0	0	0	271.5	36.2	0	0	307.7
A	215.3	183.7	305.9	496.5	157.6	35.0	1.3	1,395.3
BBB	2,358.5	815.4	270.1	670.5	591.7	156.6	331.3	5,194.1
Non-investment grade/non-rated:
BB	0	94.2	94.6	11.6	85.1	0	21.7	307.2
B	73.8	12.7	0	27.9	9.8	0	24.4	148.6
Total fair value	$2,647.6	$1,106.0	$670.6	$1,510.8	$880.4	$191.6	$378.7	$7,385.7

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At June 30, 2019, we held $229.1 million in redeemable preferred stocks and $1,130.0 million in nonredeemable preferred stocks, compared to $229.1 million and $758.6 million, respectively, at June 30, 2018, and $238.3 million and $1,033.9 million at December 31, 2018. At June 30, 2019, our preferred stock portfolio had net unrealized gains of $1.8 million and net holding period gains of $70.8 million recorded as part of net realized gains (losses), compared to $12.1 million of net unrealized gains and $78.2 million of net holding period gains at June 30, 2018 and $2.4 million of net unrealized gains and $23.5 million of net holdings period gains at December 31, 2018.

The value of our preferred stock portfolio increased in second quarter 2019, as equities continued to rally from the first quarter and treasury yields moved lower. We increased our preferred stock portfolio by $21.8 million on a cost basis during the quarter.

Our preferred stock portfolio had a duration of 2.5 years at June 30, 2019, compared to 2.9 years at June 30, 2018 and 2.4 years at December 31, 2018. The majority of our preferred securities have fixed-rate dividends until a call date and then, if not called, convert to floating-rate dividends. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating-rate features. Although a preferred security will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The overall credit quality rating was BBB- for all three periods. Our non-investment-grade preferred stocks were primarily with issuers that maintain investment-grade senior debt ratings.

The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at June 30, 2019)
	Financial Services
(millions) Rating	U.S. Banks	Foreign Banks	Insurance	Other	Industrials	Utilities	Total
A	$93.5	$0	$0	$10.0	$0	$0	$103.5
BBB	607.5	0	103.9	54.2	129.2	10.3	905.1
Non-investment grade/non-rated:
BB	133.4	73.1	0	0	38.2	41.4	286.1
B	0	0	0	32.3	0	0	32.3
Non-rated	0	0	0	27.1	5.0	0	32.1
Total fair value	$834.4	$73.1	$103.9	$123.6	$172.4	$51.7	$1,359.1
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of June 30, 2019, all of our preferred securities continued to pay their dividends in full and on time. Approximately 81% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	June 30, 2019		June 30, 2018		December 31, 2018
Indexed common stocks	$2,958.4	94.4%	$2,985.7	95.0%	$2,480.2	94.4%
Managed common stocks	176.8	5.6	156.2	5.0	145.6	5.6
Total common stocks	3,135.2	100.0	3,141.9	100.0	2,625.8	100.0
Other risk investments	0.3	0	0.3	0	0.3	0
Total common equities	$3,135.5	100.0%	$3,142.2	100.0%	$2,626.1	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the Russell 1000 Index. At June 30, 2019, the year-to-date total return, based on GAAP income, was outside our tracking error due to cash held in the indexed portfolio but not invested in securities at the end of the second quarter. This total return was within the desired tracking error when compared to the index for the other periods reported above. We held 832 out of 1,002, or 83%, of the common stocks comprising the Russell 1000 Index at June 30, 2019, which made up 94% of the total market capitalization of the index.
The actively managed common stock portfolio, which is managed by one external investment manager, had a cost basis of $132.4 million at June 30, 2019, compared to $123.1 million and $131.3 million at June 30, 2018 and December 31, 2018, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.7 years at June 30, 2019 and 2.8 years at December 31, 2018. The weighted average beta of the equity portfolio was 1.01 at both June 30, 2019 and December 31, 2018. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2019 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	1,565	$72.94	1,100,851	23,899,149
May - prior authorization	27,018	77.69	1,127,869	—
May - current authorization	295	79.77	295	24,999,705
June	294	79.46	589	24,999,411
Total	29,172	$77.47

In May 2019, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization, which does not have an expiration date, terminated the 23,872,131 shares that remained under the Board’s May 2018 authorization to repurchase 25 million common shares.

Share repurchases under these authorizations may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity incentive plans, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the second quarter 2019, all repurchases were accomplished in conjunction with our incentive compensation plans at the then-current market prices; there were no open market purchases during the quarter. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.
Item 5. Other Information.
President and CEO Susan Patricia Griffith’s letter to shareholders with respect to our second quarter 2019 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index beginning on page 61.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	August 7, 2019	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10	10	Form of Restricted Stock Award Agreement under The Progressive Corporation 2017 Directors Equity Incentive Plan (for 2019)	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith