Form 10-K
period 2019-12-31
PROGRESSIVE CORP/OH/
filed 2020-03-02
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to__________
Commission file number 001-09518

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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to
Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common shares held by non-affiliates of the registrant at June 30, 2019: $46,188,157,681
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2020: 585,253,659

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020, and the Annual Report to Shareholders of The Progressive Corporation and subsidiaries for the year ended December 31, 2019, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

PART I

ITEM 1. BUSINESS
General Development of Business
The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, currently has insurance and non-insurance subsidiaries and affiliates. Our insurance subsidiaries and affiliates provide personal and commercial auto insurance, personal residential and commercial property insurance, general liability insurance, and other specialty property-casualty insurance and related services. Our auto insurance products protect our customers against losses due to physical damage to their motor vehicles, uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. Our property insurance products protect our customers against losses due to damages to their structure or possessions within the structure, as well as liability for accidents occurring in the structure or on the property. Our non-insurance subsidiaries and affiliates generally support our insurance and investment operations. We operate throughout the United States.
The Progressive Corporation (“Progressive”) acquired a controlling interest in ARX Holding Corp. (“ARX”) in 2015, the parent company of insurance subsidiaries and affiliates that comprise the vast majority of our Property segment. Progressive and the other ARX stockholders, including stock option holders, are parties to a stockholders’ agreement, which addresses the parties’ respective rights and obligations. Among other provisions, the stockholders’ agreement allows, and in certain circumstances requires, Progressive to acquire 100% of the outstanding equity of ARX by the second quarter of 2021. In February 2020, however, Progressive and the minority ARX shareholders signed a stock purchase agreement that requires Progressive to acquire the minority stockholders’ ARX shares, including those to be issued under outstanding stock options. This transaction, which remains subject to normal closing conditions, would bring Progressive’s ownership stake to 100% in April 2020, instead of the second quarter 2021 under the stockholders’ agreement. For additional information, see Note 15 – Redeemable Noncontrolling Interest and Note 17 – Subsequent Event to our financial statements included in our 2019 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K (the “Annual Report”). Until Progressive owns 100% of the outstanding equity of ARX, the interests of the minority stockholders in ARX’s income and assets are reflected in our financial statements as noncontrolling interest.
Narrative Description of Business
Organization
Our operations are run by our executive team, which consists of our Chief Executive Officer and the heads of our major business areas that report to the CEO, including a Chief Financial Officer, Chief Legal Officer, Chief Information Officer, Chief Human Resource Officer, Chief Marketing Officer, and Chief Strategy Officer, along with the Presidents of Personal Lines, Commercial Lines, Claims, and Customer Relationship Management. Our Chief Investment Officer reports to our Chief Financial Officer, and the head of our Property business reports to our President of Personal Lines.
Our insurance and claims organizations are generally managed on a state-by-state basis due to the nature of insurance, legal and regulatory requirements, and other local factors, and are supplemented by national operations and supported by our corporate functions. State-specific organizations typically report to a regional general manager, who then reports to the applicable group president. In California, we operate a separate agency auto organization with its own management.
Personal Lines
Our Personal Lines segment writes insurance for personal autos and recreational and other vehicles, which we refer to as our special lines products. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market, or customer group. As of December 31, 2019, we wrote personal auto insurance in all 50 states and the District of Columbia, and we wrote the majority of our special lines products in all 50 states. The Personal Lines business accounted for 83% of total net premiums written in both 2019 and 2018, and 85% in 2017.

The Personal Lines segment consists of personal auto and special lines products.

•
Personal auto insurance represented approximately 94% of our total Personal Lines net premiums written in both 2019 and 2018, and 93% in 2017. We ranked third in market share in the U.S. private passenger auto market for 2018, based on premiums written, and we believe we continued to hold that position for 2019. There are approximately 290 competitors in this market. Progressive and the other leading 16 private passenger auto insurers, each of which writes over $2.5 billion of premiums annually, comprise about 80% of this market. All industry data, including ranking and market share, has been obtained directly from data reported by either SNL Financial or A.M. Best Company, Inc. (“A.M. Best”), or was estimated using A.M. Best data as the primary source.

•
Special lines products, which include insurance for motorcycles, ATVs, RVs, watercraft, snowmobiles, and similar items, represented the remaining Personal Lines net premiums written for 2019, 2018, and 2017, respectively. Due to the nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we have been the market share leader for the motorcycle product since 1998 and that we are one of the largest providers of specialty RV and boat insurance.

Our Personal Lines products are sold through both the Agency and Direct channels.

•
The Agency business includes business written by our network of more than 35,000 independent insurance agencies located throughout the United States, including brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with our mandated procedures. The agents and brokers do not have authority to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business also writes insurance through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total net premiums written through the Agency channel represented 49% of our Personal Lines volume in 2019, 50% in 2018, and 51% in 2017.

•
The Direct business includes business written directly by us on the Internet, through mobile devices, and over the phone. The total net premiums written by the Direct business represented the remaining Personal Lines volume in 2019, 2018, and 2017, respectively.

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
We seek to refine our personal auto segmentation, underwriting models, and pricing over time. In mid-2019, we introduced our next generation auto product and expect to continue to roll this product out during 2020. This product version has improved the accuracy of matching rate to risk and introduced new risk verification variables that we believe has improved our competitiveness, especially in more preferred segments.
We continue to provide customers in both the Agency and Direct channels the opportunity to improve their auto insurance rates based on their personal driving behavior through Snapshot®, our usage-based insurance program. We offer Snapshot through our traditional hardware-based version, which is available nationwide except for California and North Carolina due to the regulatory environment, as well as through our mobile-app version, which is available in 42 states and the District of Columbia. This mobile app is intended to improve the user experience while also reducing our monitoring costs. In addition to the personal benefits for our customers, the data collected via the mobile app affords us a unique perspective on mobile device usage, vehicle operations, and accidents. Our next generation auto product model, discussed above, also included Snapshot enhancements to broaden its applicability.
Our Personal Lines business is focused on efforts to form deeper and longer-term relationships with our customers through our Destination Era strategy. Through this strategy, we seek to leverage our Property business, as well as insurance and non-insurance products offered by unaffiliated third parties, to provide our customers access to a range of products addressing their diverse needs and, if the customer chooses, to “bundle” certain of the products together. Bundled products are an integral part of our consumer offerings and an important part of our strategic agenda. Customers who prefer to bundle represent a sizable segment of the insurance market, and our experience is that they tend to stay with us longer and generally have lower claims costs. Our Destination Era strategy involves a number of initiatives, including:

•	In our Agency channel, we offer customers the opportunity to bundle our auto and property insurance.

•
To further drive bundling in the Agency channel, we offer the Platinum program to those select agents who have the appropriate customers and who believe our bundled offering is a “must have” for their agency. This program combines our auto and home insurance with compensation, coordinated policy periods, single event deductible, and other features that meet the needs and desires that our agents have expressed. We currently have just over 3,700 Platinum agents.

•
We offer independent agents an agency quoting system that makes it easier for them to bundle multiple policies with us. Our "Portfolio" quoting system reduces data entry, displays all available products eligible for bundled quotes, simplifies the comparative rater experience, and provides agents and their customers an overview of premium, bundle savings, and applied discounts to allow them to add or remove products with one click. Portfolio is currently available for all agents appointed to write new business in 33 states with plans to roll out to agents countrywide in 2020.

•
In the Direct channel, we bundle Progressive auto with Progressive Home products, as well as with homeowners and renters products provided by unaffiliated insurance carriers. We offer these bundles by providing a single destination to which consumers may come for both their auto and property insurance needs. In many cases, we may offer discounts to incentivize or reward this bundling.

•
HomeQuote Explorer® (HQX) is our multi-carrier, direct-to-consumers online property offering. Through HQX, consumers are able to quickly and easily quote and compare homeowners insurance online from Progressive and other carriers. During 2019, we expanded the availability of the online buy button for Progressive Home shoppers and are now active in 14 states, with plans to continue to expand over time.

•
As we increase our penetration of the more complex, multi-product customers who are critical to our Destination Era success, we are further expanding the roster of products provided by unaffiliated companies that we make available through online and telephonic referrals and for which we receive commission or other compensation that are reported as service revenues. During 2019, we added personal loan financing to our existing list of unaffiliated company products that also include auto financing, home security, home warranty, and life, health, and travel insurance.

•	Our special lines products and umbrella insurance can be combined with any of the auto, home, or renters coverages that we offer, in either the Direct or Agency channel.
Commercial Lines
The Commercial Lines segment writes auto-related primary liability and physical damage insurance, and business-related general liability and property insurance, each predominately for small businesses. This business represented 13% of our total net premiums written in 2019, 12% in 2018, and 11% in 2017. We offer our auto products in 50 states, and do not currently write Commercial Lines products in the District of Columbia. Our Commercial Lines auto customers insure approximately two vehicles on average. Even though we continue to write about 85% of our Commercial Lines business through the agency channel, we are seeing more small business owners purchasing their insurance on a direct basis.
There are approximately 330 competitors in the total U.S. commercial auto market. We primarily compete with about 50 other large companies/groups, each with over $200 million of commercial auto premiums written annually. These leading commercial auto insurers comprise about 80% of this market. Our Commercial Lines business ranked number one in the commercial auto insurance market for 2018 based on premiums written, and we believe that we continued to hold that position for 2019.
The Commercial Lines business operates in the following commercial auto business market targets:

•
Business auto – autos, vans, pick-up trucks used by small businesses, such as retailing, farming, services, and private trucking, and for-hire livery (non-fleet (i.e., five or fewer vehicles) taxis, black-car services, and airport taxis),

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
In late 2019, we introduced our next generation commercial auto product and expect to continue to roll this product out through 2020 and beyond. This product version continues to improve our pricing accuracy through segmentation.

During 2019, we increased our participation in the transportation network company (TNC) business, where we provide commercial auto coverage. We currently provide this coverage to Uber Technologies subsidiaries in 13 states and to Lyft’s rideshare operations in 3 states. TNC is a growing and important part of our business and represented about 7% of our Commercial Lines net premiums written for 2019, with profitability that continues to meet our internal expectations. We plan to expand this part of our business where we are able to do so.
During 2019, we launched our business owners policy (BOP) insurance, offering general liability and property insurance. This product is geared specifically to small businesses and currently available to agents in eight states, with plans to expand to additional states during the remainder of 2020. We also continue to act as an agent for business customers to place BOP, general liability, professional liability, and workers’ compensation coverage through unaffiliated insurance carriers and are compensated through commissions, which are reported as service revenues. To further help our direct customers, we offer BusinessQuote Explorer® (BQX), a digital application that allows small business owners to obtain quotes for these products from a select group of unaffiliated carriers. We plan to add our BOP product to our BQX platform later in 2020.
Similar to Snapshot in the personal auto business, the Commercial Lines business continues to invest in Smart Haul®, a usage-based insurance program for motor carriers. Smart Haul allows owner operators to earn discounts for agreeing to share their electronic logging device generated data with us. Smart Haul is currently available in 45 states.
Property
Our Property segment, which we began reporting in 2015 after we acquired a majority interest in ARX, writes residential property insurance in 44 states and the District of Columbia, and renters insurance in 45 states and the District of Columbia primarily in the independent agency channel, and through select agents under our Platinum program to drive home and auto bundling. We also act as a participant in the “Write Your Own” program for the National Flood Insurance Program under which we write flood insurance in 44 states and the District of Columbia.
Our Property business represented about 4% of our total net premiums written in both 2019 and 2017, and 5% in 2018. We tend to see more business written during the second and third quarters of the year based on the cyclical nature of property sales. Losses also tend to be higher during the warmer weather months when storms are more prevalent. As a property insurer, we have exposure to losses from catastrophes, including hurricanes, and other severe storms. To help mitigate these risks, we enter into reinsurance arrangements. See the “Reinsurance” section below for further discussion of our reinsurance programs.
As one of the 15 largest homeowners carriers in the United States, we specialize in property insurance for homes, condos, manufactured homes, and renters, as well as personal umbrella insurance and primary and excess flood insurance. There are approximately 380 competitors in the homeowners insurance market nationwide and we compete with many of these companies. The top 15 carriers comprise about 70% of the market.
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

•
Commission-based businesses – We act as an agent for other insurance companies. We offer home, condominium, and renters insurance, among other products, written by unaffiliated insurance companies in the continental United States in the direct channel. We also offer our customers the ability to package their commercial auto coverage with other commercial coverages that are written by unaffiliated insurance companies. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.

Reinsurance
We cede a portion of our direct premiums written to regulated reinsurance plans. We participate in several mandatory state pools, including the Michigan Catastrophic Claims Association, Florida Hurricane Catastrophe Fund, and North Carolina Reinsurance Facility. We also act as servicing agent for state-mandated involuntary plans for commercial vehicles (CAIP plans) and as a participant in the “Write Your Own” program for federally regulated plans for flood (National Flood Insurance Program). All of these programs are governed by insurance regulations.
We also have voluntary contractual arrangements that primarily relate to the Property business and to our transportation network company (TNC) business written by our Commercial Lines business. The reinsurance program in our Property business is designed to reduce overall risk while, to the extent of coverage purchased, protecting capital from the costs associated with catastrophes and severe storms. The largest parts of this reinsurance program are excess of loss programs and, for 2019, 2018, and 2017, aggregate stop loss agreements. These reinsurance programs are with unaffiliated reinsurance companies, most of which are rated “A” or better by A.M. Best.
The occurrence excess of loss program supports the goal of maintaining adequate capital while sustaining at least two one-in-one hundred year events in a single contract period. It contains several layers: privately-placed reinsurance, a catastrophe bond, and coverage obtained through the Florida Hurricane Catastrophe Fund, among other arrangements. The program includes layers that are purchased for multi-year periods, and layers as to which we have prepaid premiums for reinstatement of coverage after the first covered event to ensure coverage for the second event. Under the current program, we are responsible for all losses and allocated loss adjustment expenses (ALAE) that do not reach the reinsurance threshold of $60 million, and for the first $60 million in losses and ALAE from each event that exceeds the threshold. We may be responsible for additional losses if we experience more than two such events or if claims incurred exceed the maximum limits of the reinsurance coverage that is then in place. Coverage limits for a first event in Florida would be $1.8 billion, while coverage for a first event outside of Florida would be $1.35 billion; coverage for a second event (and, potentially, for subsequent covered events) would depend on a number of factors, including the severity and location of the earlier events in the contract period. We expect that in mid-2020 our retention threshold for this program will increase to at least $70 million and that the maximum coverage limits may also be increased, subject to our ongoing negotiations with reinsurers.
We have aggregate stop-loss reinsurance agreements (ASL), which are in effect for accident years 2019, 2018, and 2017, with substantially the same terms. The ASL agreements for 2017 and 2018 cover accident year Property losses and certain ALAE except those from named storms (both hurricanes and tropical storms) and liability claims, for business written by ARX subsidiaries that write Property business. As such, it provides protection for losses and ALAE incurred by our Property business in the ordinary course, including those resulting from other significant severe weather events, such as hail, tornadoes, etc. This agreement provides $200 million of coverage to the extent that the net loss and ALAE ratio for the full accident year exceeds 63%. The ASL reduced the likelihood that we would experience a net underwriting loss for reasons other than named storms and liability claims. The ASL agreement for 2019 accident year losses has substantially the same terms as those discussed above for the 2017 and 2018 agreements with the exception that the 2019 ASL also covers an additional $100 million of retained losses and ALAE from named storms.
We did not renew our ASL program for 2020. Instead, we entered into a property catastrophe aggregate excess of loss program in January 2020. This agreement contains two layers, each with a retention threshold of $375 million. The first layer provides $130 million of coverage for catastrophe losses and ALAE, except those from named storms (both hurricanes and tropical storms). The second layer provides $60 million of coverage through May 31, 2020, and $70 million for the remainder of the year, for our retained losses and ALAE from both named and non-named storms. The first layer does not have to be exhausted before the second layer can be applied. For example, if we incurred non-named catastrophe losses and ALAE of $350 million and named storm losses of $50 million, we would have no reinsurance coverage under the first layer since the non-named catastrophe losses did not exceed the retention threshold; however, we would recognize a reinsurance recoverable of $25 million under the second layer, representing the amount that our total losses of $400 million ($350 million of non-named and $50 million of named catastrophe losses) exceeded the $375 million retention threshold.
For the TNC business written by Commercial Lines, we have quota share reinsurance agreements, under which we cede a portion of premium, losses, and loss adjustment expenses. Some portion of that reinsurance is with captive reinsurers and a portion is with a panel of third-party reinsurers, which are rated “A” or better by A.M. Best. Cession rates vary by state, with recoverables collateralized at a target of over 100%.
Claims
We manage our Personal and Commercial Lines claims handling on a companywide basis through approximately 250 stand-alone claims offices and just over 2,500 network shops located throughout the United States. For our Property business, we manage claims adjusting primarily through a network of independent claims field adjusters, while internal claims representatives manage the overall claims process. We currently employ about 370 internal Property claim representatives. During 2020, we plan to increase our internal claims staff.
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
We rely heavily on technology to operate our business and on extensive data gathering and analysis to segment markets and price accurately according to risk. We have remained competitive by refining our risk measurement and price segmentation skills, closely managing expenses, and achieving operating efficiencies. High-quality customer service, fair and accurate claims adjusting, and strong brand recognition are also important factors in our competitive strategy. Competition in our insurance markets is also affected by the pace of technological developments. An insurer’s ability to adapt to change, innovate, develop, and implement new applications and other technologies can affect its competitive position. In addition, our competitive position could be adversely impacted if we sustain security breaches or other “cyber attacks” on our systems or are unable to maintain uninterrupted access to our systems, business functions, and the systems of certain third-party providers. See Item 1A, Risk Factors, for more information.
In addition, there has been a proliferation of patents related to new ways in which technologies can affect competitive positions in the insurance industry. Some of our competitors have many more patents than we do. Some of the patents we currently hold include a usage-based insurance patent (expiring in 2024), two patents for the system we use for securing e-signature transactions (expiring in 2025), two U.S. patents on the Name Your Price® functionality on our website (expiring in 2028), two multi-product quoting patents (expiring in 2032), two patents for our implementation of a mobile insurance platform and architecture (expiring in 2032), a patent on our system of providing customized insurance quotes based on user’s price and/or coverage preferences (expiring in 2033), two patents for our loyalty call routing system (expiring in 2033), a patent for a multivariate predictive system that processes usage-based data (expiring in 2035), and two patents for the implementation of a chatbot in online quoting and servicing (expiring in 2038 and 2039).
We have a substantial amount of “know-how” developed from years of experience with usage-based insurance, and from analyzing the data from almost 33 billion driving miles derived from our usage-based devices and our mobile app. We believe this intellectual property provides us with a competitive advantage in the usage-based insurance market.

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
Insurance Regulation
Our insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of our insurance subsidiaries is licensed and subject to regulation in each of the 50 states and the District of Columbia. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. Our insurance subsidiaries, mutual insurance company, and Lloyds company are domiciled in the states of California, Delaware, Florida, Illinois, Indiana, Louisiana, Michigan, New Jersey, New York, Ohio, Texas, and Wisconsin. In addition, California and Florida treat certain of our subsidiaries as domestic insurers for certain purposes under their “commercial domicile” laws. We also have a subsidiary that writes excess and surplus lines; these activities do not require a license but are regulated.
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
Insurance departments establish and monitor compliance with capital and surplus requirements. Although the ratio of written premiums to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write historically have been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1 for property and casualty insurance, which is the target for our vehicle businesses; our Property business maintains a lower premiums-to-surplus ratio. Thus, the amount of an insurer’s statutory surplus, in certain cases, may limit its ability to grow its business. At year-end 2019, we had net premiums written of $37.6 billion and statutory surplus of $13.7 billion. The combined premiums-to-surplus ratio for all of our insurance companies was 2.7 to 1. In addition, as of December 31, 2019, we had access to $3.2 billion of securities held in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth or for other purposes. In January 2020, we used $1.4 billion of these securities to pay our common share dividends.

The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to identify and take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is determined by a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. At December 31, 2019, our RBC ratios were in excess of minimum requirements.
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
Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment products or to respond to perceived investment risks, while others reflect concerns about consumer privacy, insurance availability, prices, allegations of unfair-discriminatory pricing, underwriting practices, and solvency. In recent years, legislation, regulatory measures, and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, cybersecurity, use of credit information in underwriting and rating, insurance rate development, rate of return limitations, and the ability of insurers to cancel or non-renew insurance policies. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Federal Insurance Office is required to collect information about the insurance industry and monitor the industry for systemic risk.

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
Commissions, premium taxes, and all other acquisition costs are expensed as incurred.
Nonadmitted Assets	Premiums receivable are reported net of an allowance for doubtful accounts.	Premiums receivable over 90 days past due are “nonadmitted,” which means they are excluded from surplus. For premiums receivable less than 90 days past due, we also record a bad debt reserve.
Furniture, equipment, application software and implementation costs, leasehold improvements, and prepaid expenses are capitalized and amortized over their useful lives or periods benefited.
Excluding computer equipment and operating software, the value of all other furniture, equipment, application software and implementation costs, leasehold improvements, and prepaid expenses, net of accumulated depreciation or amortization, is nonadmitted against surplus. Computer equipment and operating software are capitalized, subject to statutory limitations based on surplus, and depreciated over three years.

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
Reinsurance	Ceded reinsurance balances are shown as an asset on the balance sheet as “prepaid reinsurance premiums” and “reinsurance recoverables,” net of an allowance for expected credit losses.
Ceded unearned premiums are netted against the “unearned premiums” liability. Ceded unpaid loss and loss adjustment expense (LAE) amounts are netted against “loss and LAE reserves.” Only ceded paid loss and LAE are shown as a “reinsurance recoverables” asset. A credit loss write down is recorded when incurred; an allowance for expected credit losses is not established.

Investment Valuation	Fixed-maturity securities, which are classified as available-for-sale and presented net of an allowance for expected credit losses, are reported at fair values.
Fixed-maturity securities are reported at amortized cost or the lower of amortized cost or fair value, depending on the NAIC designation of the security. A credit loss write down is recorded when events indicating impairment occur; an allowance for expected credit losses is not established.

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

Investments
Our investment portfolio, which had a fair value of $39.3 billion at December 31, 2019, compared to $33.6 billion at December 31, 2018, consists of fixed-maturity securities, short-term investments, and equity securities (nonredeemable preferred stocks and common equity securities). Our fixed-maturity securities, short-term investments, and nonredeemable preferred stocks are collectively referred to as fixed-income securities. Our principal investment goals are to manage our portfolio on a total return basis to support all of the insurance premiums that we can profitably write and contribute to our comprehensive income. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities.
Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. For securities held in our investment portfolios, total investment income includes interest and dividends, net realized gains (losses) on securities sold, net holding period gains (losses) on securities, which for 2019 and 2018 was composed primarily of valuation changes on equity securities, and write-downs on securities held in our investment portfolio. Total investment income, before expenses and taxes, was $2,134.5 million in 2019, compared to $483.3 million in 2018, and $662.3 million in 2017. For our investment portfolio, on a pretax total return basis (i.e., total investment income plus changes in net unrealized gains (losses)), investment income was $2,728.1 million, $357.5 million, and $1,210.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. Outside of our investment portfolio, but reported in impairment losses in the consolidated statements of comprehensive income, were $63.3 million, $68.3 million, and $49.6 million of other-than-temporary impairment losses resulting from renewable energy tax credit investments during 2019, 2018, and 2017, respectively. For more detailed discussion of our investment portfolio, see Note 2 – Investments, Note 3 – Fair Value, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.
Employees
The number of employees at December 31, 2019, was 41,571, all of whom were employed by subsidiaries of The Progressive Corporation.
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
We cannot predict whether the risks and uncertainties discussed in this section, or other risks not presently known to us or that we currently believe to be immaterial, may develop into actual events and impact our businesses. If any one or more of them does so, the events could materially adversely affect our financial condition, cash flows, or results of operations, and the market prices of our equity or debt securities could decline.
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

Pricing involves the acquisition and analysis of historical data regarding vehicle accidents, other insured events, and associated losses, and the projection of future trends for such accidents and events, loss costs, expenses, and inflation, among other factors, for each of our products in multiple risk tiers and many different markets. Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data

•	our ability to conduct a complete and accurate analysis of available data

•	uncertainties inherent in estimates and assumptions, generally

•	our ability to timely recognize changes in trends and to predict both the severity and frequency of future losses with reasonable accuracy

•	our ability to predict changes in operating expenses with reasonable accuracy

•	our ability to reflect changes in reinsurance costs in a timely manner

•	the development, selection, and application of appropriate rating formulae or other pricing methodologies

•	our ability to innovate with new pricing strategies and the success of those strategies

•	our ability to implement rate changes and obtain any required regulatory approvals on a timely basis

•	our ability to predict policyholder retention accurately

•	unanticipated court decisions, legislation, or regulatory actions

•	the frequency, severity, duration, and geographic location and scope of catastrophe events

•	our ability to understand the impact of ongoing changes in our claim settlement practices

•	changing vehicle usage and driving patterns, which may be influenced by oil and gas prices among other factors, changes in residential occupancy patterns, and the emerging sharing economy

•	advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or partially autonomous vehicles

•	unexpected changes in the medical sector of the economy, including medical costs and systemic changes resulting from national or state health care laws or regulations

•	unforeseen disruptive technologies and events,

•	the ability to understand the risk profile of significant customers, such as transportation network companies, and

•	unanticipated changes in auto repair costs, auto parts prices, used car prices, or construction requirements or labor and materials costs, or the imposition and impacts of tariffs.
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
Our financial statements include loss reserves, which represent our best estimate as of the date of the financial statements of the amounts that our insurance subsidiaries ultimately will pay on claims that have been incurred, and the related costs of adjusting those claims. There is inherent uncertainty in the process of establishing property and casualty insurance loss reserves, which can arise from a number of factors, including:

•	the availability of sufficient, reliable data

•	the difficulty in predicting the rate and direction of changes in frequency and severity trends, including the effects of future inflation rates, for multiple products in multiple markets

•	unexpected changes in medical costs, auto repair costs, or the costs of construction labor and materials, and the imposition and impacts of tariffs

•	unanticipated changes in governing statutes and regulations

•	new or changing interpretations of insurance policy provisions and coverage-related issues by courts

•	the effects of changes in our claims settlement practices

•	our ability to recognize fraudulent or inflated claims

•	the accuracy of our estimates regarding claims that have been incurred but not recorded as of the date of the financial statements

•	the accuracy and adequacy of actuarial techniques and databases used in estimating loss reserves, and

•	the accuracy and timeliness of our estimates of loss and loss adjustment expenses as determined for different categories of claims.
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
Our insurance operating results may be materially adversely affected by severe weather or other catastrophe events, and changing climate conditions may be exacerbating these impacts.
Our insurance operating results could be materially adversely affected by natural events, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, or by other events, such as explosions, terrorist attacks, cyber attacks, epidemics, pandemics, riots, and hazardous material releases. The frequency, severity, duration, and geographic location and scope of such events are inherently unpredictable. Moreover, changing climate conditions, whether due to global climate change or other causes, may increase how often severe weather events and other natural disasters occur, how long they last, and how much insured damage they cause, and may change where the events occur. Catastrophe losses may adversely affect the results of our Property segment more than they affect the results of our other businesses.
The extent of insured losses from a catastrophe event is a function of our total insured exposure in the area affected by the event, the nature, severity, and duration of the event, and the extent of reinsurance that we have obtained with respect to such an event. We use catastrophe modeling tools to help estimate our exposure to such events. Those tools are based on historical data and other assumptions that limit their reliability and predictive value, and they may become even less reliable as climatic conditions change. As a result, our forecasting efforts may generate projections that prove to be materially inaccurate. An increase in the frequency, severity or duration, or unanticipated changes in geographic location or scope, of catastrophes could materially adversely affect our financial condition, cash flows, and results of operations.
Our success will depend on our ability to continue to accurately predict our reinsurance needs, obtain sufficient reinsurance coverage for our Property and other businesses at reasonable cost, and collect under our reinsurance contracts.
Our Property business relies on reinsurance contracts, state reinsurance funding, and catastrophe bonds (collectively, “reinsurance arrangements”) to reduce its exposure to certain catastrophe events. We also use reinsurance contracts to reinsure portions of our Commercial Lines businesses, including the transportation network company business, and our umbrella insurance business. Reinsurance arrangements are often subject to a threshold below which reinsurance does not apply, so that we are responsible for all losses below the threshold from a covered event, and to an aggregate dollar coverage limit, so that our claims liabilities arising from a covered event may exceed our reinsurance coverage. In addition, although the reinsurer is liable to us to the extent of the reinsurance coverage, we remain liable under our policies to the insured as the direct insurer on all risks reinsured. As a result, we are subject to the risk that reinsurers will be unable to pay, or will dispute, our reinsurance claims. Further, the availability and cost of reinsurance are subject to prevailing reinsurance market conditions, which have been and in the future could be impacted by the occurrence of significant reinsured events, such as catastrophes. We may not be able to obtain reinsurance coverage in the future at commercially reasonable rates or at all. The unavailability and/or cost of reinsurance could adversely affect our business volume, profitability, or financial condition.
II.     Operating Risks
We compete in property-casualty markets that are highly competitive.
The markets in which we sell insurance are highly competitive. We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other companies, potentially including existing insurance companies, vehicle manufacturing companies, other well-financed companies seeking new opportunities, or new competitors with technological or other innovations, also have entered these markets and may continue to do so in the future. Many of our competitors have substantial resources, experienced management, and strong marketing, underwriting, and pricing capabilities. The property and casualty insurance industry is a relatively mature industry, in which brand recognition, marketing skills, innovation, operational effectiveness, pricing, scale, and cost control are major competitive factors. If our competitors offer similar insurance products at lower prices, offer such insurance products bundled with other products or services that we do not offer, are permitted to offer their products under different legal and regulatory constraints than those that apply to us, or engage in other successful competitive initiatives, our ability to generate new business or to retain a sufficient number of our existing customers could be compromised. In addition, because auto insurance constitutes a significant portion of our overall business, we may be more sensitive than other insurers to, and more adversely affected by, trends that could decrease auto insurance rates or reduce demand for auto insurance over time, such as advances in vehicle technology, autonomous or semi-autonomous vehicles, or vehicle sharing arrangements.
We expect similar, and perhaps greater, competitive pressures with respect to any new insurance or non-insurance businesses that we decide to enter in the future. In such cases, we would be selling products or services that are new to us, while our competitors could include large, well-financed companies with significant product and marketing experience in such businesses.
Historically, the auto and property insurance markets have been described as cyclical, with periods of relatively strong profitability being followed by increased pricing competition among insurers. This price competition, which is sometimes referred to as a “soft market,” can adversely affect revenue and profitability levels. As insurers recognize this situation (which can occur at different times for different companies), the historical reaction has been for insurers to raise their rates (sometimes referred to as a “hard market”) in an attempt to restore profitability to acceptable levels. As more insurers react in this way, profit levels in the industry may increase to a point where some insurers begin to lower their rates, starting the cycle over again. The ability to discern at any point in time whether we are in a “hard” or “soft” market is often difficult, as such a conclusion represents an assessment of innumerable data points including, among others, the operating results of, and the dynamic competitive actions taken by, us and many competitors in multiple markets involving a variety of products. Often detailed information on our competitors becomes available on a delayed basis, and the nature of the market becomes apparent only in retrospect. Our ability to predict future competitive conditions is also constrained as a result.
The highly competitive nature of the insurance marketplace could result in consolidation within the industry, or in the failure of one or more competitors. The concentration of insurance business in a reduced number of major competitors could significantly increase the level of competition in a manner that is not favorable to us. In addition, in the event of a failure of a major insurer or a state-sponsored catastrophe fund, our company and other insurance companies may be required by law to absorb the losses of the failed insurer or fund, resulting in a potentially significant increase in our costs. We might also be faced with an unexpected surge in new business from a failed insurer’s former policyholders. Such events could materially adversely affect our financial results, brand, and future business prospects.
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
Ongoing competitive, technological, regulatory, informational, and other developments result in significant levels of complexity in our products and in the systems and processes we use to run our businesses. These risks include our increasing reliance on third-party systems, the development of new modes of communication, changing insurance shopping trends, our understanding of the operations and needs of significant customers, and the availability of very large volumes of data (i.e., Big Data) and the challenges relating to analyzing those data sets. Complexity may create barriers to innovation or the provision of high-quality products and customer and agent experiences, may require us to modify our business practices, to adopt new systems, or to upgrade or replace outdated systems, each at significant expense, and may lead to increased difficulty in executing our business strategies.
Intellectual property rights could affect our competitiveness and our business operations.
There has been a proliferation of patents, both inside and outside the insurance industry, that significantly impacts our businesses. The existence of such patents, and other claimed intellectual property rights, from time to time has resulted in legal challenges to certain of our business practices by other insurance companies and non-insurance entities alleging that we are violating their rights. Such legal challenges could result in costly legal proceedings, substantial monetary damages, or expensive changes in our business processes and practices. Similarly, we may seek or obtain patent protection for innovations developed by us. However, we may not be able to obtain patents on these processes and practices, and defending our patents and other intellectual property rights against challenges, and enforcing and defending our rights, including if necessary through litigation, can be time consuming and expensive, and the results are inherently uncertain, which can further complicate business plans.
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
We must maintain a brand that is recognized and trusted by consumers.
We have made significant investments in our brand over many years, and we believe it is critical to our business that consumers recognize and trust the Progressive brand. We undertake distinctive advertising and marketing campaigns and other efforts to maintain and improve brand recognition, enhance perceptions of us, generate new business, and increase the retention of our current customers. We believe that maintaining and improving the effectiveness of our advertising and marketing campaigns relative to those of our competitors is particularly important given the significance of brand and reputation in the marketplace and the continuing high level of advertising and marketing efforts and related expenditures within the insurance market. If our marketing campaigns are unsuccessful or are less effective than those of competitors, or if our reliance on a particular spokesperson or character is compromised, our business could be materially adversely affected.
Our brand also could be adversely affected by situations that reflect negatively on us, whether due to our business practices, adverse financial developments, perceptions of our corporate governance or social responsibility, the conduct of our officers or employees, the actions of a significant customer or other businesses with which we do business, including unaffiliated insurers whose products we offer or make available to our customers, or other causes. The negative impacts of these or other events may be aggravated as consumers and other stakeholders increase their expectations regarding corporate conduct and responsibility. These impacts may be further complicated by the fact that their perceptions are formed through rapid and broad interactions using modern communication and social media tools over which we have no control. Any such event could decrease demand for our products, reduce our ability to recruit and retain employees, and lead to greater regulatory scrutiny of our businesses.
Our ability to attract, develop, and retain talent, including employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.
Our success depends on our ability to attract, develop, compensate, motivate, and retain talented employees, including executives, other key managers, and employees with strong technological, analytical, and other skills and know-how necessary for us to run our vehicle and property insurance businesses and assess potential expansion into new products and business areas. Our loss of certain officers and key employees, or the failure to attract or develop talented executives, managers, and employees with diverse backgrounds and experiences, could have a material adverse effect on our business.

In addition, we must forecast sales and claims volume and other factors in changing business environments (for multiple products and business units and in many geographic markets) with reasonable accuracy, and we must adapt to increases in business due to additions of or expansions with significant customers, such as transportation network companies. In any such case, we must adjust our hiring and training programs and staffing levels appropriately. Our failure to recognize the need for such adjustments, or our failure or inability to react on a timely basis, could lead either to over-staffing or under-staffing in one or more business units or locations. In either such event, our financial results, customer relationships, employee morale, and brand could be materially adversely affected.
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
Our insurance businesses operate in highly regulated environments. Our insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states and the District of Columbia, each of which has a unique and complex set of laws and regulations. In addition, certain federal laws impose additional requirements on businesses, including insurers, in a wide range of areas, such as the use of credit information, methods of customer communications, employment practices, and the reimbursement of certain medical costs incurred by the government. Our insurance subsidiaries’ ability to implement business plans and remain competitive while complying with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.
Most jurisdictions impose restrictions on, or require prior regulatory approval of, various actions by regulated insurers, which may adversely affect our insurance subsidiaries’ ability to operate, innovate, and obtain necessary rate adjustments in a timely manner. Our compliance efforts are further complicated by changes in laws or regulations applicable to insurance companies, or by judicial interpretations of those laws or regulations. Insurance laws and regulations may limit, among other things, an insurer’s ability to underwrite and price risks accurately, prevent the insurer from obtaining timely rate changes to respond to increased or decreased costs, restrict the ability to discontinue unprofitable businesses or exit unprofitable businesses, prevent insurers from terminating policies under certain circumstances, dictate or limit the types of investments that an insurance company may hold, and impose specific requirements relating to information technology systems and related cybersecurity risks. Moreover, inconsistencies between requirements at the state and federal level may further complicate our compliance efforts, potentially resulting in additional costs for us. In addition, laws in certain jurisdictions mandate that insurance companies pay assessments in a number of circumstances, including potentially material assessments to pay claims upon the insolvency of other insurance companies or to cover losses in government-provided insurance programs for high risk auto and homeowners coverages. Compliance with laws and regulations often results in increased costs, which can be substantial, to our insurance subsidiaries. These costs, in turn, may adversely affect our profitability or our ability or desire to grow or operate our business in the applicable jurisdictions.
In addition, data privacy and security regulations impose complex compliance and reporting requirements and challenges. For example, California’s new consumer privacy protection legislation became effective in 2020.  Compliance with this new legislation is challenging as it has required us to modify our current business systems and operations in a short time frame and without the benefit of related regulations, which are not required to be issued in final form until six months after the legislation’s effective date.  Other states have enacted or are considering privacy and security legislation or regulations, and variations in requirements across the states present ongoing compliance challenges.  Compliance with these laws and regulations will result in increased costs, which may be substantial and may adversely affect our profitability or our ability or desire to grow or operate our business in certain jurisdictions.
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
The Progressive Corporation and/or its subsidiaries are named as defendants in class/collective/representative actions and other lawsuits challenging various aspects of the subsidiaries’ business operations. These lawsuits have included cases alleging damages as a result of, among other things, our subsidiaries’ methods used for evaluating and paying medical or injury claims or benefits, including, but not limited to, certain bodily injury, personal injury protection, uninsured motorist/underinsured motorist (UM/UIM), and medical payment claims and for reimbursing medical costs incurred by Medicare/Medicaid beneficiaries; other claims handling procedures, including, but not limited to, challenges relating to our network of repair facilities, our methods used for estimating physical damage to vehicles for repair purposes and for evaluating the actual cash value of total loss vehicles, our payment of fees and taxes, our subrogation practices, and our handling of diminution of value claims; our assessment of fees related to insufficient funds or reversed payments; interpretations of the provisions of our insurance policies; rating practices; certain policy marketing, sales, services, implementation and renewal practices and procedures, including with respect to accessibility; our Snapshot program; certain relationships with independent insurance agents; patent matters, and certain employment practices, including claims relating to pay practices and fair employment practices, among other matters. Additional litigation may be filed against us in the future challenging similar or other of our business practices. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, our subsidiaries’ business operations.
Lawsuits against us often seek significant monetary damages and injunctive relief. The potential for injunctive relief can threaten our use of important business practices. In addition, the resolution of individual or class action litigation in insurance or related fields may lead to a new layer of judicial regulation, resulting in material increases in our costs of doing business.
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
Some of our systems rely on third-party vendors, through either a connection to, or an integration with, those third-parties’ systems. This approach may increase the risk of loss, corruption, or unauthorized publication of our information or the confidential information of our customers and employees or other cyber attack, and although we may review and assess third-party vendor cyber security controls, our efforts may not be successful in preventing or mitigating the effects of such events. Third-party risks may include, among other factors, the vendor’s lax security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate.
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
We rely on access to various financial networks to process payments received from our customers. These include credit card and debit card networks and the Automated Clearing House (ACH) network. Our ability to participate in these networks depends on our compliance with applicable laws and regulations and with the complex rules of each network and any related industry supervisory groups. If we fail to comply with legal requirements or rules and best practices established by a network or industry group, including those related to data security, we could be assessed significant monetary fines and other penalties, including, in certain cases, the termination of our right to use the applicable network or system. Such fines and penalties, and any disruption in or termination of our ability to process customer payments electronically, could materially adversely affect our business and our brand.
We may be required to recognize impairments in the value of the goodwill or intangible assets recorded in our financial statements.
As a result of business acquisitions, we have recorded goodwill (generally representing the amount paid in excess of the fair value of the assets acquired) and certain intangible assets (at fair value at the time of acquisition) and we may record additional goodwill and intangible assets in the future. We review goodwill and intangible assets for impairment at least annually. Valuing these assets, and evaluating their recoverability, requires us to make estimates and assumptions related to future returns on equity, margins, growth rates, discount rates, and other matters, and our estimates may change over time, potentially resulting in asset write-downs. Goodwill and intangible assets impairment charges could result from declines in operating results, divestitures or sustained market declines, among other factors, and could materially affect our financial condition and results of operations in the period in which they are recognized.
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
Our common equity portfolio is primarily managed externally to track the Russell 1000 Index, although we anticipate that during 2020 we will add exchange traded funds or similar securities designed to track the Russell 1000 or the Standard & Poor’s 500 (“S&P 500”) Index. Our equity investment strategies may not successfully replicate the performance of the Indexes that they seek to track. Our equity investments are also subject to general movements in the values of equity markets and to the changes in the prices of the securities we hold. An investment portfolio or exchange traded fund that is designed to track an index, such as the Russell 1000 or S&P 500, is not necessarily less risky than other equity investment strategies. Equity markets, sectors, industries, and individual securities may be subject to high volatility and to long periods of depressed or declining valuations, and they are also subject to most of the same risks that affect our fixed-income portfolio, as discussed above. In addition, even though the Russell 1000 and S&P 500 Indexes are generally considered to be broadly diversified, significant portions of each index may be concentrated in one or more sectors, reducing our ability to manage our concentration risk through sector diversification.
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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report for additional discussion of the composition of our investment portfolio as of December 31, 2019, and of the market risks associated with our investment portfolio.
The elimination of or change in the London Interbank Offered Rate (LIBOR) may adversely affect the interest rates on and value of certain floating rate securities and other instruments that we hold.
LIBOR is a common benchmark interest rate (or reference rate) used to set and make adjustments to interest rates for certain floating rate securities and other financial instruments. Published reports have indicated that regulatory authorities and/or financial institutions may change how LIBOR is calculated or discontinue its calculation and publication after 2021. Alternative reference rates have been developed, including The Federal Reserve Bank of New York’s Secured Overnight Financing Rate (SOFR), but the acceptance of such alternative rates and their applicability to existing instruments is uncertain. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, outstanding securities with interest rates tied to LIBOR may be adversely affected if those securities either do not provide for the automatic substitution of another reference rate or convert to another reference rate or a fixed rate that could be less favorable to us. Outstanding securities and contracts that could be affected include certain preferred stocks and other floating rate securities, fixed rate securities that may convert to LIBOR-based floating rate instruments in the future, certain derivatives, and any other assets or liabilities whose value is tied to LIBOR. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could also adversely affect the value of those instruments.
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
The terms of our outstanding preferred shares prohibit us from paying a dividend on our common shares in certain circumstances.
The terms of our outstanding preferred shares prohibit us from declaring or paying dividends or distributions on our common shares while our preferred shares are outstanding, unless all accrued and unpaid dividends on the preferred shares, including the full dividends for all current dividend periods, have been declared and paid or a sum sufficient for payment thereof set apart, subject to certain exceptions.
If we are unable to obtain capital when necessary to support our business, our financial condition and our ability to grow could be materially adversely affected.
We may need to acquire additional capital from time to time as a result of many factors. These could include increased regulatory requirements, losses in our insurance or investment operations, or significant growth in the insurance premiums that we write, among others. If we are unable to obtain capital at favorable rates when needed, whether due to our results, volatility or disruptions in debt and equity markets beyond our control, or other reasons, our financial condition could be materially adversely affected. In such an event, unless and until additional sources of capital are secured, we may be limited in our ability, or unable, to service our debt obligations, pay dividends, grow our business, pay our other obligations when due or engage in other corporate transactions. Such a deterioration of our financial condition could adversely affect the perception of our company by insurance regulators, potentially resulting in regulatory actions, and the price of our equity or debt securities could fall significantly.
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

Our dividend policy may result in varying amounts being paid to our common shareholders, or no payment in some periods, and the dividend policy ultimately may be changed in the discretion of the Board of Directors.
We have announced our intention to pay a dividend on our common shares on a quarterly basis and to consider paying a variable dividend on at least an annual basis. The amount of dividends, if any, may vary, perhaps significantly, from the amounts paid in preceding periods. In addition, the Board retains the discretion to alter our policy or not to pay such dividends at any time. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in U.S. federal income tax laws, disruptions of national or international capital markets, or other events affecting our liquidity, financial position or prospects, as described above. Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our common shares.
Our investments in certain tax-advantaged projects may not generate the anticipated tax benefits and related returns.
We may invest in certain projects that we believe are entitled to tax-advantaged treatment under applicable federal or state law, including renewable energy development, historic property rehabilitation, and affordable housing, and we may make other tax-advantaged investments from time to time. Our investments in these projects are designed to generate a return through the realization of tax credits and, in some cases, through other tax benefits and cash flows from the project. These investments are subject to the risk that the underlying tax credits and related benefits may not be valid, and in some cases previously recorded tax credits can be challenged or are subject to recapture by the applicable taxing authorities if specific requirements are not satisfied. Many of the factors that could lead to the invalidity, challenge, or recapture of tax credits are beyond our control. The inability to realize these tax credits and other tax benefits could have a material adverse impact on our financial condition.

We do not manage to short-term earnings expectations; our goal is to maximize the long-term value of the enterprise, which, at times, may adversely affect short-term results.
We believe that shareholder value will be increased in the long run if we meet or exceed the financial goals and policies that we establish each year. We do not manage our business to maximize short-term stock performance or the amount of any dividend that may be paid. We report earnings and other operating results on a monthly basis. We do not provide earnings estimates to the market and do not comment on earnings estimates by analysts. As a result, our reported results for a particular period may vary, perhaps significantly, from investors’ expectations, which could result in significant volatility in the price of our equity or debt securities. Our Property business may cause additional volatility in our consolidated results.
In addition, due to our focus on the long-term value of the enterprise, we may undertake business strategies and establish related financial goals for a specific year that are designed to enhance our longer-term performance, while understanding that such strategies may not always similarly benefit short-term results, such as our annual underwriting profit or earnings per share. Consequently, these strategies may adversely affect short-term performance or the payment of dividends, and may result in additional volatility in the price of our equity or debt securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We currently do not have any unresolved comments from the SEC staff.

ITEM 2. PROPERTIES
All of our properties are owned or leased by subsidiaries of The Progressive Corporation and are used for office functions (corporate, claims, and business unit), as call centers, as data centers, for training, or for warehouse space.
We own 88 buildings located throughout the United States. Nearly two-thirds of these buildings are claims offices. Our owned facilities, which contain approximately 5.0 million square feet of space, are generally not segregated by segment. We own significant locations in Mayfield Village, Ohio and surrounding suburbs (including our corporate headquarters); Colorado Springs, Colorado; St. Petersburg, Florida; and Tampa, Florida.
We lease approximately 2.2 million square feet of space throughout the United States. These leases are generally short-term to medium-term leases of commercial space.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
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
Holders
We had 1,965 shareholders of record on December 31, 2019.
Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information about securities authorized for issuance under our equity compensation plans.
Performance Graph
See the Performance Graph section in our Annual Report.
Recent Sales of Unregistered Securities
None.
Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2019 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	41,459	$76.79	784,239	24,215,761
November	89	69.67	784,328	24,215,672
December	0	0	784,328	24,215,672
Total	41,548	$76.77
In May 2019, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity incentive plans, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the fourth quarter 2019, all repurchases were accomplished in conjunction with our incentive compensation plans at the then-current market prices; there were no open market purchases during the quarter.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital. See Note 9 – Employee Benefit Plans, “Incentive Compensation Plans” in our Annual Report, for a summary of our restricted equity grants.

ITEM 6. SELECTED FINANCIAL DATA
(millions - except per share amounts)

	For the years ended December 31,
	2019	2018	2017	2016	2015
Total revenues	$39,022.3	$31,979.0	$26,839.0	$23,441.4	$20,853.8
Net income attributable to Progressive	3,970.3	2,615.3	1,592.2	1,031.0	1,267.6
Per common share:
Net income attributable to Progressive - diluted	6.72	4.42	2.72	1.76	2.15
Dividends declared per common share	2.65	2.5140	1.1247	0.6808	0.8882
Comprehensive income attributable to Progressive	4,432.9	2,520.1	1,941.0	1,164.0	1,044.9
Total assets	54,895.3	46,575.0	38,701.2	33,427.5	29,819.3
Debt outstanding	4,407.1	4,404.9	3,306.3	3,148.2	2,707.9
Total shareholders’ equity	13,673.2	10,821.8	9,284.8	7,957.1	7,289.4
Redeemable noncontrolling interest	225.6	214.5	503.7	483.7	464.9
See Note 15 – Redeemable Noncontrolling Interest and Note 17 – Subsequent Event in the Annual Report, for additional discussion of controlling interest in ARX.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk are incorporated by reference from section “IV. Results of Operations – Investments” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative Market Risk Disclosures sections in our Annual Report.

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
There have not been any material changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in The Progressive Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020 (the “Proxy Statement”).
Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience
Susan Patricia Griffith	55
President and Chief Executive Officer since July 2016; Vice President from May 2015 to June 2016; Personal Lines Chief Operating Officer from April 2015 to June 2016; President of Customer Operations prior to April 2015

John P. Sauerland	55	Vice President since May 2015; Chief Financial Officer since April 2015; Personal Lines Group President prior to April 2015
John A. Barbagallo	60	Commercial Lines President since May 2015; Commercial Lines Group President, including Agency Operations prior to May 2015
Jonathan S. Bauer	42	Chief Investment Officer since January 2020; Portfolio Manager prior to January 2020
Steven A. Broz	49	Chief Information Officer since February 2016; Claims Process General Manager from March 2015 to January 2016; Enterprise Project Management Office Leader prior to March 2015
Patrick K. Callahan	49	Personal Lines President since April 2015; Direct Acquisition Business Leader prior to April 2015
M. Jeffrey Charney	60	Chief Marketing Officer
Mariann Wojtkun Marshall	57	Assistant Secretary; Vice President and Chief Accounting Officer since March 2019; Director of Financial Reporting - GAAP prior to March 2019
Daniel P. Mascaro	56	Vice President, Secretary, and Chief Legal Officer since March 2017; Claims Legal Business Leader prior to March 2017
John Murphy	50	Customer Relationship Management President since January 2016; Customer Relationship Management Business Leader prior to January 2016
Lori Niederst	46	Chief Human Resource Officer since November 2016; Senior Human Resource Business Leader prior to November 2016
Andrew J. Quigg	40	Chief Strategy Officer since July 2018; Customer Experience General Manager from May 2015 to June 2018; Direct Media Business Leader prior to May 2015
Michael D. Sieger	58	Claims President

Delinquent Section 16(a) Reports. Delinquent filings will be incorporated by reference from the "Delinquent Section 16(a) Reports" section of the Proxy Statement, if applicable.
Code of Ethics. Progressive has a Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and other senior financial officers. This Code of Ethics is available at: progressive.com/governance. We intend to continue to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, and waivers from, the provisions of the foregoing Code of Ethics by posting such information on our Internet website at: progressive.com/ethics.
Shareholder-Proposed Candidate Procedures. There were no material changes during 2019 to Progressive’s procedures by which a shareholder can recommend a director candidate. The description of those procedures is incorporated by reference from the “To Recommend a Candidate for our Board of Directors” section of the Proxy Statement (which can be found in “Procedures for Recommendations and Nominations of Directors and Shareholder Proposals”).
Audit Committee. Incorporated by reference from the “Other Board of Director Information - Board Committees - Audit Committee” section of the Proxy Statement.
Financial Expert. Incorporated by reference from the “Other Board of Director Information - Board Committees - Audit Committee” section of the Proxy Statement.

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

The following information is set forth with respect to our equity compensation plans at December 31, 2019.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Employee Plans:
2015 Equity Incentive Plan	3,536,391	[1,2]	NA	9,993,099	[3]
2010 Equity Incentive Plan	342,686	[1]	NA	97,929	[4]
Subtotal Employee Plans	3,879,077		NA	10,091,028
Director Plans:
2017 Directors Equity Incentive Plan	38,451		NA	366,559
Equity compensation plans not approved by security holders:
None
Total	3,917,528		NA	10,457,587
NA = Not applicable because restricted stock unit awards do not have an exercise price.
1 Reflects restricted stock unit awards, including reinvested dividend equivalents, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis. As of January 1, 2020, all outstanding awards made from the 2010 Plan have vested.
2 Performance-based restricted stock unit awards, including dividend equivalents, of 726,712 units are included under the 2015 Equity Incentive Plan at their target value. Maximum potential payout for the performance awards outstanding under the 2015 Equity Incentive Plan was 1,778,315. For a description of the performance-based awards, including the performance measurement and vesting ranges, see Note 9 — Employee Benefit Plans in our Annual Report.
3 Gives effect to reservation of common shares subject to performance-based awards at maximum potential payout.
4 As of January 31, 2020, no new awards can be made from this plan and during January 2020 no awards were made under this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the section of the Proxy Statement entitled “Other Board of Directors Information,” subsections “Board of Directors Independence Determinations,” and “Transactions with Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the section of the Proxy Statement entitled “Other Independent Registered Public Accounting Firm Information.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements are included in our Annual Report and are incorporated by reference in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2019, 2018, and 2017

•	Consolidated Balance Sheets - December 31, 2019 and 2018

•	Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2019, 2018, and 2017

•	Notes to Consolidated Financial Statements

•	Supplemental Information (Unaudited)
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
(a)(3) Listing of Exhibits
See exhibit index contained herein beginning at page 41. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. 10.3 through 10.49.
(b) Exhibits
The exhibits in response to this portion of Item 15 are submitted concurrently with this report.
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2019
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$13,100.7	$13,251.1	$13,251.1
States, municipalities, and political subdivisions	1,686.0	1,713.3	1,713.3
Public utilities	303.8	314.1	314.1
Corporate and other debt securities	6,556.5	6,753.6	6,753.6
Asset-backed securities	10,810.4	10,883.2	10,883.2
Redeemable preferred stocks	185.7	195.0	195.0
Total fixed maturities	32,643.1	33,110.3	33,110.3
Equity securities:
Common stocks:
Public utilities	81.6	172.7	172.7
Banks, trusts, and insurance companies	220.9	664.9	664.9
Industrial, miscellaneous, and all other	823.0	2,468.7	2,468.7
Nonredeemable preferred stocks	971.3	1,038.9	1,038.9
Total equity securities	2,096.8	4,345.2	4,345.2
Short-term investments	$1,798.8	$1,798.8	$1,798.8
Total investments	$36,538.7	$39,254.3	$39,254.3

Progressive did not have any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2019.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2019	2018	2017
Revenues
Dividends from subsidiaries	$2,277.9	$939.1	$867.3
Undistributed income (loss) from subsidiaries	1,821.3	1,770.7	866.3
Equity in net income of subsidiaries	4,099.2	2,709.8	1,733.6
Intercompany investment income	31.1	39.4	11.3
Gains (losses) on extinguishment of debt	0	0	0.2
Total revenues	4,130.3	2,749.2	1,745.1
Expenses
Interest expense	190.4	166.8	151.1
Deferred compensation[1]	16.6	7.5	23.2
Other operating costs and expenses	5.5	5.1	4.6
Total expenses	212.5	179.4	178.9
Income before income taxes	3,917.8	2,569.8	1,566.2
Benefit for income taxes	52.5	45.5	26.0
Net income attributable to Progressive	3,970.3	2,615.3	1,592.2
Other comprehensive income (loss)	462.6	(95.2)	348.8
Comprehensive income attributable to Progressive	$4,432.9	$2,520.1	$1,941.0

1 See Note 4 – Employee Benefit Plans in these condensed financial statements.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,
	2019	2018
Assets
Investment in affiliate	$5.0	$5.0
Investment in subsidiaries	16,186.8	13,652.2
Receivable from investment subsidiary	2,912.0	2,658.9
Intercompany receivable	678.6	651.1
Net deferred income taxes	70.3	68.2
Other assets	303.8	124.2
Total assets	$20,156.5	$17,159.6
Liabilities
Accounts payable, accrued expenses, and other liabilities	$475.2	$250.5
Dividend payable	1,375.4	1,467.9
Debt	4,407.1	4,404.9
Total liabilities	6,257.7	6,123.3
Redeemable noncontrolling interest (NCI)	225.6	214.5
Shareholders’ Equity
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.5, including treasury shares of 212.9 and 214.3)	584.6	583.2
Paid-in capital	1,573.4	1,479.0
Retained earnings	10,679.6	8,386.6
Total accumulated other comprehensive income attributable to Progressive	341.7	(120.9)
Total shareholders’ equity	13,673.2	10,821.8
Total liabilities, redeemable NCI, and shareholders’ equity	$20,156.5	$17,159.6
 See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income attributable to Progressive	$3,970.3	$2,615.3	$1,592.2
Adjustments to reconcile net income attributable to Progressive to net cash provided by operating activities:
Undistributed (income) loss from subsidiaries	(1,821.3)	(1,770.7)	(866.3)
Amortization of equity-based compensation	2.9	2.4	2.1
(Gains) losses on extinguishment of debt	0	0	(0.2)
Changes in:
Intercompany receivable	(14.1)	77.5	(71.3)
Accounts payable, accrued expenses, and other liabilities	47.1	(29.6)	53.6
Income taxes	175.5	(14.2)	37.3
Other, net	(179.8)	47.8	(22.6)
Net cash provided by operating activities	2,180.6	928.5	724.8
Cash Flows From Investing Activities:
Additional investments in equity securities of consolidated subsidiaries	(152.8)	(178.3)	(86.7)
Acquisition of additional shares - ARX	(5.4)	(287.9)	0
Acquisition of an insurance company	0	0	(18.7)
(Paid to) received from investment subsidiary	(253.1)	(1,192.8)	(344.2)
Net cash used in investing activities	(411.3)	(1,659.0)	(449.6)
Cash Flows From Financing Activities:
Net proceeds from debt issuance	0	1,134.0	841.1
Net proceeds from preferred stock issuance	0	493.9	0
Reacquisitions of debt	0	0	(594.4)
Dividends paid to common shareholders	(1,643.2)	(654.9)	(395.4)
Dividends paid to preferred shareholders	(26.8)	(13.5)	0
Acquisition of treasury shares for restricted stock tax liabilities	(84.4)	(78.6)	(57.6)
Acquisition of treasury shares acquired in open market	(6.9)	(0.4)	(4.9)
Loan to ARX Holding Corp.	(8.0)	(150.0)	(64.0)
Net cash provided by (used in) financing activities	(1,769.3)	730.5	(275.2)
Change in cash, cash equivalents, and restricted cash	0	0	0
Cash, cash equivalents, restricted cash - Beginning of year	0	0	0
Cash, cash equivalents, restricted cash - End of year	$0	$0	$0

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
Note 1. Statements of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance investment subsidiary to meet its holding company obligations; at December 31, 2019, 2018, and 2017, $3.2 billion, $2.9 billion, and $1.6 billion, respectively, of marketable securities were available in this subsidiary. Non-cash activity includes declared but unpaid dividends, and the change in redemption value of the redeemable NCI. For the years ended December 31, The Progressive Corporation paid the following:

(millions)	2019	2018	2017
Income taxes	$925.0	$679.2	$669.7
Interest	184.9	153.6	142.2

Note 2. Income Taxes — The Progressive Corporation files a consolidated federal income tax return with its eligible subsidiaries and acts as an agent for the consolidated tax group when making payments to the Internal Revenue Service. Effective April 2018, The Progressive Corporation acquired additional shares of ARX to increase its ownership above 80%.  As a result, ARX and its subsidiaries were included in The Progressive Corporation consolidated federal income tax return for the period from April to December 31, 2018. The Progressive Corporation consolidated group’s net income taxes currently payable/recoverable are included in other liabilities/assets, respectively, in the accompanying Condensed Balance Sheets based on the balance at the end of the year. The Progressive Corporation and its eligible subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated federal income taxes. Amounts allocated to the eligible subsidiaries under the written agreement are included in “Intercompany Receivable” in the accompanying Condensed Balance Sheets.
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
Note 4. Employee Benefit Plans — The information relating to incentive compensation and deferred compensation plans is incorporated by reference from Note 9 – Employee Benefit Plans in our Annual Report.
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

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Segment	Deferred policy acquisition costs[1]	Future policy benefits, losses, claims, and loss expenses[1]	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue	Net investment income[1,2]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[1]	Net premiums written
Year ended December 31, 2019:
Personal Lines					$30,210.0		$21,329.7	$2,273.6	$4,227.6	$31,102.2
Commercial Lines					4,427.6		3,034.8	481.2	523.5	4,791.8
Property					1,554.8		1,106.0	268.4	224.0	1,683.9
Other indemnity					0		0	0	0	0
Total	$1,056.5	$18,105.4	$12,388.8	$0	$36,192.4	$1,017.4	$25,470.5	$3,023.2	$4,975.1	$37,577.9
Year ended December 31, 2018:
Personal Lines					$26,034.7		$18,389.8	$1,964.4	$3,563.3	$27,157.6
Commercial Lines					3,610.9		2,394.0	396.0	396.0	3,996.4
Property					1,287.7		937.0	213.3	237.2	1,455.9
Other indemnity					0		0.2	0	(0.7)	0
Total	$951.6	$15,400.8	$10,686.5	$0	$30,933.3	$796.2	$21,721.0	$2,573.7	$4,195.8	$32,609.9
Year ended December 31, 2017:
Personal Lines					$21,947.2		$16,141.4	$1,656.4	$2,954.8	$22,928.4
Commercial Lines					2,793.9		1,966.4	309.3	335.3	3,112.7
Property					988.8		700.2	159.2	190.4	1,091.0
Other indemnity					0		0	0	0.2	0
Total	$780.5	$13,086.9	$8,903.5	$0	$25,729.9	$539.2	$18,808.0	$2,124.9	$3,480.7	$27,132.1

1 Progressive does not allocate assets, liabilities, or investment income to operating segments. Expense allocations are based on certain assumptions and estimates primarily related to revenue and volume; stated segment operating results would change if different methods were applied.
2 Excludes total net realized gains (losses) on securities.

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Year Ended:	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2019
Premiums earned:
Property and liability insurance	$37,519.7	$1,327.3	$0	$36,192.4	0%
December 31, 2018
Premiums earned:
Property and liability insurance	$31,970.2	$1,036.9	$0	$30,933.3	0%
December 31, 2017
Premiums earned:
Property and liability insurance	$26,425.7	$695.8	$0	$25,729.9	0%

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of The Progressive Corporation

Our audits of the consolidated financial statements referred to in our report dated March 2, 2020 appearing in the 2019 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the schedule of summary of investments - other than investments in related parties as of December 31, 2019, the schedule of condensed financial information of registrant which includes the condensed balance sheets as of December 31, 2019 and 2018 and the condensed statements of comprehensive income and of cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the condensed financial statements, the schedule of supplementary insurance information for each of the three years in the period ended December 31, 2019, and the schedule of reinsurance for each of the three years in the period ended December 31, 2019 (collectively “the financial statement schedules”) appearing under Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 2, 2020

ITEM 16. FORM 10-K SUMMARY
We have elected not to include a summary of information as permitted under this item.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
March 2, 2020	By:	/s/ Susan Patricia Griffith
Susan Patricia Griffith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Susan Patricia Griffith	Director, President and Chief Executive Officer	March 2, 2020

Susan Patricia Griffith

/s/ John P. Sauerland	Vice President and Chief Financial Officer	March 2, 2020

John P. Sauerland

/s/ Mariann Wojtkun Marshall	Vice President and Chief Accounting Officer	March 2, 2020

Mariann Wojtkun Marshall

*	Chairperson of the Board	March 2, 2020
Lawton W. Fitt

*	Director	March 2, 2020
Philip Bleser

*	Director	March 2, 2020
Stuart B. Burgdoerfer

*	Director	March 2, 2020
Pamela J. Craig

*	Director	March 2, 2020
Charles A. Davis

*	Director	March 2, 2020
Roger N. Farah

*	Director	March 2, 2020
Jeffrey D. Kelly

*	Director	March 2, 2020
Patrick H. Nettles, Ph.D.

*	Director	March 2, 2020
Barbara R. Snyder

*	Director	March 2, 2020
Jan E. Tighe

*	Director	March 2, 2020
Kahina Van Dyke

* Daniel P. Mascaro, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons.

By:	/s/ Daniel P. Mascaro	March 2, 2020
Daniel P. Mascaro
Attorney-in-fact

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended March 13, 2018)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 3.1 therein)
3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended March 18, 2019)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 3.2 therein)
4	4.1	Form of 3.75% Senior Notes due 2021, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture (see exhibit 4.8 below), as amended and supplemented	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 4.1 therein)
4	4.2	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 4.2 therein)
4	4.3	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 4.3 therein)
4	4.4	Form of 4.35% Senior Notes due 2044, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.2 therein)
4	4.5	Form of 3.70% Senior Notes due 2045, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.2 therein)
4	4.6	Form of 2.45% Senior Notes due 2027, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.2 therein)
4	4.7	Form 4.125% Senior Note Due 2047, issued in the aggregate principal amount of $ 850,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.2 therein)
4	4.8	Form 4.20% Senior Note Due 2048, issued in the aggregate principal amount of $600,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.2 therein)
4	4.9	Form 4.00% Senior Note Due 2029, issued in the aggregate principal amount of $550,000,000	Current Report on Form 8-K (filed on October 23, 2018; Exhibit 4.2 therein)
4	4.10	Form of certificate representing Series B Fixed-to-Floating Rate Cumulative Perpetual Serial Preferred Shares	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.3 therein)
4	4.11	Indenture dated as of September 12, 2018 between The Progressive Corporation and U.S. Bank National Association, Trustee (including table of contents and cross-reference sheet)	Registration Statement No. 333-227315 (filed on September 13, 2018; exhibit 4.2 therein)
4	4.12	First Supplemental Indenture dated October 23, 2018 between The Progressive Corporation and U.S. Bank National	Current Report on Form 8-K (filed on October 23, 2018; Exhibit 4.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.13
Indenture dated as of September 15, 1993 between The Progressive Corporation and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)
			Registration Statement No. 333-48935 (filed on March 31, 1998; Exhibit 4.1 therein)
4	4.14	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company	Registration Statement No. 333-01745 (filed on March 15, 1996; Exhibit 4.2 therein)
4	4.15	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed on October 22, 2002; Exhibit 4.3 therein)
4	4.16	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.5 therein)
4	4.17
Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the 1993 Senior Indenture.
			Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.6 therein)
4	4.18	Sixth Supplemental Indenture dated August 22, 2011 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 4.13 therein)
4	4.19	Seventh Supplemental Indenture dated April 25, 2014 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.1 therein)
4	4.20	Eighth Supplemental Indenture dated January 26, 2015 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.1 therein)
4	4.21	Ninth Supplemental Indenture dated August 25, 2016 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.1 therein)
4	4.22	Tenth Supplemental Indenture dated April 6, 2017 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.1 therein)
4	4.23	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.24	Eleventh Supplemental Indenture dated March 14, 2018 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.1 therein)
4	4.25	Form of Confirmation Letter-Discretionary Line of Credit from PNC Bank, National Association to The Progressive Corporation	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 4.1 therein)
4	4.26	Form of Discretionary Line of Credit Note from The Progressive Corporation to PNC Bank, National Association	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 4.2 therein)
10(i)	10.1
Stock Purchase Agreement, dated as of December 15, 2014, among ARX Holding Corp., The Progressive Corporation and the selling shareholders identified therein, including Exhibit H, the form of Stockholders' Agreement to be executed at closing
			Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.1 therein)
10(i)	10.2	Amendment No. 1 to Fourth Amended and Restated Stockholder's Agreement, dated April 1, 2015	Quarterly Report on Form 10-Q (filed on May 2, 2018; Exhibit 10.4 therein)
10(iii)	10.3	The Progressive Corporation 2020 Gainsharing Plan	Filed herewith
10(iii)	10.4	The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on February 4, 2015; Exhibit 10.1 therein)
10(iii)	10.5	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2019)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 10.1 therein)
10(iii)	10.6	Form of Restricted Stock Unit Award Agreement for 2018 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 21, 2018; Exhibit 10.1 therein)
10(iii)	10.7	Form of Restricted Stock Unit Award Agreement (2018 Special Time-Based Award) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on August 23, 2018; Exhibit 10 therein)
10(iii)	10.8	Form of Restricted Stock Unit Award Agreement for 2017 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 27, 2017; Exhibit 10.1 therein)
10(iii)	10.9	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Quarterly Report on Form 10-Q (filed on May 5, 2016; Exhibit 10.1 therein)
10(iii)	10.10	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2019)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 10.3 therein)
10(iii)	10.11	Form of Restricted Stock Unit Award Agreement for 2018 Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 21, 2018; Exhibit 10.2 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.12	Form of Restricted Stock Unit Award Agreement for 2017 Performance-Based Awards (Performance versus Market) under The Progressive Corporation 2015 Incentive Plan	Current Report on Form 8-K (filed on March 27, 2017; Exhibit 10.2 therein)
10(iii)	10.13	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2019)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 10.2 therein)
10(iii)	10.14	Form of Restricted Stock Unit Award Agreement for 2018 Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 21, 2018; Exhibit 10.3 therein)
10(iii)	10.15	The Progressive Corporation 2017 Directors Equity Incentive Plan	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.1 therein)
10(iii)	10.16	Form of Restricted Stock Award Agreement under The Progressive Corporation 2017 Directors Equity Incentive Plan (for 2019)	Quarterly Report on Form 10-Q (filed on August 7, 2019; Exhibit 10 therein)
10(iii)	10.17	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.3 therein)
10(iii)	10.18	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.4 therein)
10(iii)	10.19	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.5 therein)
10(iii)	10.20	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.6 therein)
10(iii)	10.21	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.7 therein)
10(iii)	10.22	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.8 therein)
10(iii)	10.23	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.9 therein)
10(iii)	10.24	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.10 therein)
10(iii)	10.25	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.11 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.26	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Current Report on Form 8-K (filed on October 14, 2014; Exhibit 10 therein)
10(iii)	10.27	Third Amendment to the Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.53 therein)
10(iii)	10.28	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on November 2, 2017; Exhibit 10 therein)
10(iii)	10.29	The Progressive Corporation Executive Deferred Compensation Plan (2018 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on July 31, 2018; Exhibit 10 therein)
10(iii)	10.30	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.23 therein)
10(iii)	10.31	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.24 therein)
10(iii)	10.32	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.25 therein)
10(iii)	10.33	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.26 therein)
10(iii)	10.34	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.27 therein)
10(iii)	10.35	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.28 therein)
10(iii)	10.36	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.29 therein)
10(iii)	10.37	Seventh Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.30 therein)
10(iii)	10.38	Eighth Amendment to The Progressive Corporation Executive Deferred Compensation Trust (2002 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2019; Exhibit 10.49 therein)
10(iii)	10.39	Ninth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.5 therein)
10(iii)	10.40	Tenth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.6 therein)
10(iii)	10.41	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 10.91 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.42	The Progressive Corporation Directors Deferral Plan (2015 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.77 therein)
10(iii)	10.43	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 10.4 therein)
10(iii)	10.44	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2019; Exhibit 10.56 therein)
10(iii)	10.45	Director Compensation Schedule for 2019-2020 Term	Filed herewith
10(iii)	10.46	The Progressive Corporation Executive Separation Allowance Plan (2017 Amendment and Restatement)	Current Report on Form 8-K (filed on May 16, 2017; Exhibit 10 therein)
10(iii)	10.47	First Amendment to The Progressive Corporation Executive Separation Allowance Plan (2017 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2019; Exhibit 10.60 therein)
10(iii)	10.48	Second Amendment to The Progressive Corporation Executive Separation Allowance Plan (2017 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on October 31, 2018; Exhibit 10.1 therein)
10(iii)	10.49	2020 Progressive Capital Management Annual Incentive Plan	Filed herewith
13	13	The Progressive Corporation 2019 Annual Report to Shareholders	Filed herewith
21	21	Subsidiaries of The Progressive Corporation	Filed herewith
23	23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	24	Powers of Attorney	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer	Filed herewith
101	101.INS	XBRL Instance Document	Filed herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith