Form 10-Q
period 2020-03-31
PROGRESSIVE CORP/OH/
filed 2020-05-05
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
Common Shares, $1.00 par value: 585,298,466 outstanding at March 31, 2020

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

Three Months Ended March 31,	2020	2019
(millions — except per share amounts)
Revenues
Net premiums earned	$9,430.7	$8,459.8
Investment income	241.2	252.9
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	315.2	46.1
Net holding period gains (losses) on securities	(868.8)	392.7
Net impairment losses recognized in earnings	0	(24.3)
Total net realized gains (losses) on securities	(553.6)	414.5
Fees and other revenues	153.5	130.2
Service revenues	51.6	42.6
Total revenues	9,323.4	9,300.0
Expenses
Losses and loss adjustment expenses	6,155.2	5,759.0
Policy acquisition costs	782.8	710.6
Other underwriting expenses	1,409.9	1,171.2
Investment expenses	5.3	6.2
Service expenses	47.5	38.1
Interest expense	48.0	47.4
Total expenses	8,448.7	7,732.5
Net Income
Income before income taxes	874.7	1,567.5
Provision for income taxes	175.6	484.7
Net income	699.1	1,082.8
Net (income) loss attributable to noncontrolling interest (NCI)	(6.4)	(4.4)
Net income attributable to Progressive	692.7	1,078.4
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	62.8	301.1
Net unrealized losses on forecasted transactions	0.2	0.2
Other comprehensive income (loss)	63.0	301.3
Other comprehensive (income) loss attributable to NCI	(0.5)	(2.3)
Comprehensive income attributable to Progressive	$755.2	$1,377.4
Computation of Earnings Per Common Share
Net income attributable to Progressive	$692.7	$1,078.4
Less: Preferred share dividends	6.7	6.7
Net income available to common shareholders	$686.0	$1,071.7
Average common shares outstanding - Basic	584.7	583.5
Net effect of dilutive stock-based compensation	2.2	3.1
Total average equivalent common shares - Diluted	586.9	586.6
Basic: Earnings per common share	$1.17	$1.84
Diluted: Earnings per common share	$1.17	$1.83

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,
(millions — except per share amount)	2020	2019	2019
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $33,761.1, $27,574.5, and $32,643.1)	$34,276.6	$27,821.9	$33,110.3
Short-term investments (amortized cost: $2,524.2, $2,584.7, and $1,798.8)	2,524.2	2,584.7	1,798.8
Total available-for-sale securities	36,800.8	30,406.6	34,909.1
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $1,017.5, $1,021.1, and $971.3)	933.4	1,095.4	1,038.9
Common equities (cost: $1,113.2, $1,194.3, and $1,125.5)	2,608.1	3,010.5	3,306.3
Total equity securities	3,541.5	4,105.9	4,345.2
Total investments	40,342.3	34,512.5	39,254.3
Cash and cash equivalents	369.5	158.0	226.2
Restricted cash	0.9	0.7	1.2
Total cash, cash equivalents, and restricted cash	370.4	158.7	227.4
Accrued investment income	171.6	172.1	181.3
Premiums receivable, net of allowance for doubtful accounts of $344.7, $236.9, and $283.2	7,568.3	7,189.8	7,507.3
Reinsurance recoverables	3,639.6	2,842.8	3,378.9
Prepaid reinsurance premiums	438.2	446.7	626.5
Deferred acquisition costs	1,095.8	999.1	1,056.5
Property and equipment, net of accumulated depreciation of $1,191.6, $1,064.9, and $1,138.1	1,215.1	1,127.3	1,213.7
Goodwill	452.7	452.7	452.7
Intangible assets, net of accumulated amortization of $328.5, $265.6, and $314.0	213.8	276.7	228.3
Net deferred income taxes	34.6	0	0
Other assets	722.8	671.9	768.4
Total assets	$56,265.2	$48,850.3	$54,895.3
Liabilities
Unearned premiums	$12,641.1	$11,603.6	$12,388.8
Loss and loss adjustment expense reserves	18,306.5	15,876.6	18,105.4
Net deferred income taxes	0	38.5	132.5
Accounts payable, accrued expenses, and other liabilities	5,346.5	4,594.3	5,962.7
Debt[1]	5,394.0	4,405.4	4,407.1
Total liabilities	41,688.1	36,518.4	40,996.5
Redeemable noncontrolling interest (NCI)[2]	225.6	221.2	225.6
Shareholders’ Equity
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.5, including treasury shares of 212.2, 213.5, and 212.9)	585.3	584.0	584.6
Paid-in capital	1,601.9	1,496.6	1,573.4
Retained earnings	11,266.2	9,358.1	10,679.6
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	423.6	195.5	360.8
Net unrealized losses on forecasted transactions	(16.2)	(17.0)	(16.4)
Accumulated other comprehensive (income) loss attributable to NCI	(3.2)	(0.4)	(2.7)
Total accumulated other comprehensive income (loss) attributable to Progressive	404.2	178.1	341.7
Total shareholders’ equity	14,351.5	12,110.7	13,673.2
Total liabilities, redeemable NCI, and shareholders’ equity	$56,265.2	$48,850.3	$54,895.3

1 Consists of long-term debt. See Note 4 – Debt for further discussion.
2 See Note 12 – Redeemable Noncontrolling Interest for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Three Months Ended March 31,	2020	2019
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$493.9	$493.9
Balance, end of period	493.9	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	584.6	583.2
Treasury shares purchased	(0.3)	(0.4)
Net restricted equity awards issued/vested	1.0	1.2
Balance, end of period	585.3	584.0
Paid-In Capital
Balance, beginning of period	1,573.4	1,479.0
Amortization of equity-based compensation	23.3	19.6
Treasury shares purchased	(1.0)	(1.1)
Net restricted equity awards issued/vested	(1.0)	(1.2)
Reinvested dividends on restricted stock units	0.3	0.3
Adjustment to carrying amount of redeemable noncontrolling interest	6.9	0
Balance, end of period	1,601.9	1,496.6
Retained Earnings
Balance, beginning of period	10,679.6	8,386.6
Net income attributable to Progressive	692.7	1,078.4
Treasury shares purchased	(25.2)	(24.6)
Cash dividends declared on common shares ($0.10 per share)	(58.4)	(58.3)
Cash dividends declared on Serial Preferred Shares, Series B ($26.875 per share)	(13.4)	(13.4)
Reinvested dividends on restricted stock units	(0.3)	(0.3)
Other, net	(8.8)	(10.3)
Balance, end of period	11,266.2	9,358.1
Accumulated Other Comprehensive Income (Loss) Attributable to Progressive
Balance, beginning of period	341.7	(120.9)
Attributable to noncontrolling interest	(0.5)	(2.3)
Other comprehensive income	63.0	301.3
Balance, end of period	404.2	178.1
Total shareholders’ equity	$14,351.5	$12,110.7

There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2020	2019
(millions)
Cash Flows From Operating Activities
Net income	$699.1	$1,082.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62.6	52.6
Amortization of intangible assets	14.5	17.9
Net amortization of fixed-income securities	18.9	0.2
Amortization of equity-based compensation	23.3	19.2
Net realized (gains) losses on securities	553.6	(414.5)
Net (gains) losses on disposition of property and equipment	0.1	5.1
Changes in:
Premiums receivable	(61.0)	(692.7)
Reinsurance recoverables	(260.7)	(146.7)
Prepaid reinsurance premiums	188.3	(137.0)
Deferred acquisition costs	(39.3)	(47.5)
Income taxes	128.7	465.2
Unearned premiums	252.3	917.1
Loss and loss adjustment expense reserves	201.1	475.8
Accounts payable, accrued expenses, and other liabilities	(189.9)	291.5
Other, net	34.2	(20.5)
Net cash provided by operating activities	1,625.8	1,868.5
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(10,433.0)	(4,711.1)
Equity securities	(366.6)	(93.6)
Sales:
Fixed maturities	7,415.9	4,214.7
Equity securities	281.0	39.0
Maturities, paydowns, calls, and other:
Fixed maturities	2,161.6	1,199.7
Equity securities	79.0	0
Net sales of short-term investments	(718.9)	(774.1)
Net unsettled security transactions	586.1	(82.4)
Purchases of property and equipment	(62.4)	(75.8)
Sales of property and equipment	3.5	6.2
Net cash used in investing activities	(1,053.8)	(277.4)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(1,375.4)	(1,467.9)
Dividends paid to preferred shareholders	(13.4)	(13.4)
Acquisition of treasury shares for restricted stock tax liabilities	(26.5)	(26.1)
Net proceeds from debt issuances	986.3	0
Net cash used in financing activities	(429.0)	(1,507.4)
Increase in cash, cash equivalents, and restricted cash	143.0	83.7
Cash, cash equivalents, and restricted cash – January 1	227.4	75.0
Cash, cash equivalents, and restricted cash – March 31	$370.4	$158.7

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation and ARX Holding Corp. (ARX), and their respective wholly owned insurance and non-insurance subsidiaries and affiliates in which Progressive or ARX has a controlling financial interest. The Progressive Corporation owned 87.1% of the outstanding capital stock of ARX at March 31, 2020 and December 31, 2019, compared to 86.8% at March 31, 2019. The Progressive Corporation acquired the remaining outstanding stock of ARX on April 1, 2020. See Note 15 – Subsequent Events for further discussion.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2020, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report to Shareholders”).
We perform an analysis to evaluate our premium receivables for expected credit losses. At March 31, 2020, we recorded an allowance for our credit loss exposure (i.e., allowance for doubtful accounts) on our premium receivables of $344.7 million.  During the first quarter 2020, we increased our allowance by $170.3 million and reduced it by $108.8 million, which represents the receivables that were written off during the period. Our increase to the allowance for doubtful accounts during the first quarter 2020, included $71.0 million to reflect the estimated impact from the billing leniency efforts that we put in place during March 2020 to help policyholders who may be experiencing financial hardships as a result of the spread of the novel coronavirus, COVID-19, and federal, state, and local social distancing and shelter-in-place restrictions (“COVID-19 restrictions”) that were enacted during the period. See Note 15 – Subsequent Events for further discussion.
Other assets on the consolidated balance sheets include certain long-lived assets that are considered “held for sale.” The fair value of these held for sale assets, less the estimated sales costs, was $31.8 million at March 31, 2020, $52.6 million at March 31, 2019, and $32.9 million at December 31, 2019.
Included on our consolidated balance sheets are certain operating leases for office space, computer equipment, and vehicles. The leased assets represent our right to use an underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments arising from the leases. At March 31, 2020, March 31, 2019, and December 31, 2019, we had operating lease assets of $176.6 million, $201.6 million, and $188.2 million, respectively, as a component of other assets; and operating lease liabilities of $189.3 million, $211.4 million, and $201.5 million, respectively, as a component of accounts payable, accrued expenses, and other liabilities. See Note 13 – Leases in our 2019 Annual Report to Shareholders for further discussion.

Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio. Our securities are reported in our consolidated balance sheets at fair value. The changes in fair value for our fixed-maturity securities (other than hybrid securities) are reported as a component of accumulated other comprehensive income, net of deferred income taxes, in our consolidated balance sheets. The net holding period gains (losses) reported below represent the inception-to-date changes in fair value of the securities. The changes in the net holding period gains (losses) between periods for the hybrid securities and equity securities are recorded as a component of net realized gains (losses) on securities in our consolidated statements of comprehensive income. Our results for the first quarter were significantly impacted by the spread of the novel coronavirus, COVID-19 and COVID-19 restrictions that were enacted.

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2020
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$10,841.2	$654.5	$0	$0	$11,495.7	28.5%
State and local government obligations	2,243.9	64.8	(4.5)	0	2,304.2	5.7
Corporate debt securities	9,452.9	160.8	(120.1)	(1.7)	9,491.9	23.5
Residential mortgage-backed securities	574.3	1.5	(19.2)	0	556.6	1.4
Commercial mortgage-backed securities	5,822.4	30.2	(188.3)	0	5,664.3	14.0
Other asset-backed securities	4,674.9	4.3	(40.0)	(0.1)	4,639.1	11.5
Redeemable preferred stocks	151.5	0	(5.1)	(21.6)	124.8	0.3
Total fixed maturities	33,761.1	916.1	(377.2)	(23.4)	34,276.6	84.9
Short-term investments	2,524.2	0	0	0	2,524.2	6.3
Total available-for-sale securities	36,285.3	916.1	(377.2)	(23.4)	36,800.8	91.2
Equity securities:
Nonredeemable preferred stocks	1,017.5	0	0	(84.1)	933.4	2.3
Common equities	1,113.2	0	0	1,494.9	2,608.1	6.5
Total equity securities	2,130.7	0	0	1,410.8	3,541.5	8.8
Total portfolio[1,2]	$38,416.0	$916.1	$(377.2)	$1,387.4	$40,342.3	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2019
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$9,685.6	$105.5	$(20.6)	$0	$9,770.5	28.3%
State and local government obligations	1,505.5	15.4	(5.1)	0	1,515.8	4.4
Corporate debt securities	7,870.1	126.3	(19.0)	0.6	7,978.0	23.1
Residential mortgage-backed securities	609.9	5.7	(2.6)	0	613.0	1.8
Commercial mortgage-backed securities	3,825.6	35.9	(7.9)	0	3,853.6	11.2
Other asset-backed securities	3,834.2	10.0	(4.5)	0.1	3,839.8	11.1
Redeemable preferred stocks	243.6	9.0	(1.2)	(0.2)	251.2	0.7
Total fixed maturities	27,574.5	307.8	(60.9)	0.5	27,821.9	80.6
Short-term investments	2,584.7	0	0	0	2,584.7	7.5
Total available-for-sale securities	30,159.2	307.8	(60.9)	0.5	30,406.6	88.1
Equity securities:
Nonredeemable preferred stocks	1,021.1	0	0	74.3	1,095.4	3.2
Common equities	1,194.3	0	0	1,816.2	3,010.5	8.7
Total equity securities	2,215.4	0	0	1,890.5	4,105.9	11.9
Total portfolio[1,2]	$32,374.6	$307.8	$(60.9)	$1,891.0	$34,512.5	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2019
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$13,100.7	$194.1	$(43.7)	$0	$13,251.1	33.7%
State and local government obligations	1,686.0	30.0	(2.7)	0	1,713.3	4.4
Corporate debt securities	6,860.3	206.6	(0.5)	1.3	7,067.7	18.0
Residential mortgage-backed securities	625.0	4.5	(2.0)	0	627.5	1.6
Commercial mortgage-backed securities	5,020.7	61.5	(6.0)	0	5,076.2	12.9
Other asset-backed securities	5,164.7	16.2	(1.4)	0	5,179.5	13.2
Redeemable preferred stocks	185.7	4.1	(1.3)	6.5	195.0	0.5
Total fixed maturities	32,643.1	517.0	(57.6)	7.8	33,110.3	84.3
Short-term investments	1,798.8	0	0	0	1,798.8	4.6
Total available-for-sale securities	34,441.9	517.0	(57.6)	7.8	34,909.1	88.9
Equity securities:
Nonredeemable preferred stocks	971.3	0	0	67.6	1,038.9	2.7
Common equities	1,125.5	0	0	2,180.8	3,306.3	8.4
Total equity securities	2,096.8	0	0	2,248.4	4,345.2	11.1
Total portfolio[1,2]	$36,538.7	$517.0	$(57.6)	$2,256.2	$39,254.3	100.0%

1Our portfolio reflects the effect of net unsettled security transactions; we had $598.0 million and $11.9 million in other liabilities at March 31, 2020 and December 31, 2019, respectively, compared to $76.5 million in other assets at March 31, 2019.
2The total fair value of the portfolio at March 31, 2020 and 2019, and December 31, 2019, included $2.6 billion, $1.2 billion, and $3.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions. During the first quarter 2020, we paid $1.4 billion of common share dividends and issued $1.0 billion of senior notes, both of which impacted the amount held in this non-insurance subsidiary.

At March 31, 2020, bonds and certificates of deposit in the principal amount of $281.0 million were on deposit to meet state insurance regulatory requirements.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.

Although we invested in repurchase and reverse repurchase transactions during the first three months of 2020 and throughout 2019, we did not have any open positions at March 31, 2020 and 2019, or December 31, 2019. To the extent we enter into repurchase or reverse repurchase transactions, consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our consolidated balance sheets, despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Included in our fixed-maturity securities are hybrid securities, which are reported at fair value:

	March 31,
(millions)	2020	2019	December 31, 2019
Fixed maturities:
State and local government obligations	$3.4	$3.6	$3.5
Corporate debt securities	116.5	161.7	91.2
Other asset-backed securities	2.2	4.0	2.6
Redeemable preferred stocks	68.4	85.4	92.1
Total hybrid securities	$190.5	$254.7	$189.4

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
Fixed Maturities The composition of fixed maturities by maturity at March 31, 2020, was:

(millions)	Cost	Fair Value
Less than one year	$6,459.3	$6,407.6
One to five years	18,343.3	18,532.2
Five to ten years	8,170.4	8,519.9
Ten years or greater	788.1	816.9
Total	$33,761.1	$34,276.6

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

Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2020
Fixed maturities:
U.S. government obligations	1	$100.3	$0	1	$100.3	$0	0	$0	$0
State and local government obligations	89	528.4	(4.5)	78	507.7	(4.4)	11	20.7	(0.1)
Corporate debt securities	233	4,205.6	(120.1)	233	4,205.6	(120.1)	0	0	0
Residential mortgage-backed securities	70	532.5	(19.2)	46	425.0	(11.9)	24	107.5	(7.3)
Commercial mortgage-backed securities	204	4,441.5	(188.3)	187	4,109.2	(173.8)	17	332.3	(14.5)
Other asset-backed securities	216	3,558.1	(40.0)	201	3,514.2	(39.0)	15	43.9	(1.0)
Redeemable preferred stocks	4	56.3	(5.1)	3	45.2	(3.8)	1	11.1	(1.3)
Total fixed maturities	817	$13,422.7	$(377.2)	749	$12,907.2	$(353.0)	68	$515.5	$(24.2)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2019
Fixed maturities:
U.S. government obligations	42	$3,174.0	$(20.6)	1	$19.9	$(0.1)	41	$3,154.1	$(20.5)
State and local government obligations	162	567.2	(5.1)	10	31.4	0	152	535.8	(5.1)
Corporate debt securities	153	2,555.7	(19.0)	11	175.9	(1.1)	142	2,379.8	(17.9)
Residential mortgage-backed securities	63	299.4	(2.6)	15	139.1	(1.1)	48	160.3	(1.5)
Commercial mortgage-backed securities	76	1,294.3	(7.9)	13	229.1	(0.9)	63	1,065.2	(7.0)
Other asset-backed securities	142	1,294.0	(4.5)	27	296.5	(0.7)	115	997.5	(3.8)
Redeemable preferred stocks	2	31.1	(1.2)	0	0	0	2	31.1	(1.2)
Total fixed maturities	640	$9,215.7	$(60.9)	77	$891.9	$(3.9)	563	$8,323.8	$(57.0)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2019
Fixed maturities:
U.S. government obligations	23	$5,152.4	$(43.7)	19	$5,057.2	$(43.6)	4	$95.2	$(0.1)
State and local government obligations	67	314.3	(2.7)	52	287.5	(2.6)	15	26.8	(0.1)
Corporate debt securities	16	247.6	(0.5)	12	191.4	(0.5)	4	56.2	0
Residential mortgage-backed securities	41	292.8	(2.0)	12	163.7	(0.9)	29	129.1	(1.1)
Commercial mortgage-backed securities	98	1,742.4	(6.0)	79	1,400.0	(5.3)	19	342.4	(0.7)
Other asset-backed securities	61	1,000.6	(1.4)	43	938.5	(0.9)	18	62.1	(0.5)
Redeemable preferred stocks	1	11.2	(1.3)	0	0	0	1	11.2	(1.3)
Total fixed maturities	307	$8,761.3	$(57.6)	217	$8,038.3	$(53.8)	90	$723.0	$(3.8)

Since both March 31, 2019 and December 31, 2019, the number of securities in our fixed-maturity portfolio with unrealized losses increased, primarily due to valuation decreases in nearly all non-U.S. Treasury sectors during the first three months of 2020 in response to the economic impact of COVID-19 restrictions and spread widening across the market. During the first quarter 2020, we had eight securities included in the table above that had their credit ratings downgraded as a result of COVID-19 market movement, including seven in our corporate debt portfolio and one in our residential mortgage-backed portfolio, with a combined fair value of $137.6 million and an unrealized loss of $5.2 million as of March 31, 2020. A review of all securities in the table above indicated that the issuers were current with respect to their interest obligations and that there was no evidence of significant deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible for the first three months of 2020 and did not have a credit loss allowance balance as of March 31, 2020. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators.
In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss would be deemed to exist, and an allowance for credit losses would be created, or if a change in the current allowance has occurred, either a recovery of the previous allowance or an incremental loss would be recorded to realized gains (losses). We also deemed it is not likely that we will be required to sell the securities in an unrealized loss position prior to the recovery of their respective cost bases (which could be maturity). In addition to the analysis mentioned above, for corporate securities, we utilized a sector benchmark credit spread change analysis, as an additional evaluation to determine if a security’s valuation declined significantly more than would be considered a market related decline. We used this evaluation to determine if there was a need to further evaluate a specific security’s decline for a potential impairment allowance.
Based on our analysis, we determined that the unrealized losses at March 31, 2020, were primarily due to the significant market decline that occurred as a result of the economic impact of COVID-19 restrictions. As of quarter-end, we believe this to be driven by market valuations and not indicative of a credit loss on any specific security. Prior to the pandemic, we expected all the securities in our portfolio to pay their principal and interest obligations, and as of March 31, 2020, our expectations have not changed.

In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at March 31, 2020, to determine if the accrued interest amounts were determined to be uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal, obligations and, therefore, did not write-off any accrued income as uncollectible at March 31, 2020.

Realized Gains (Losses) The components of net realized gains (losses) for the three months ended March 31, were:

	Three Months
(millions)	2020	2019
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$251.1	$36.6
State and local government obligations	2.0	1.6
Corporate and other debt securities	32.4	16.1
Commercial mortgage-backed securities	6.1	0.7
Total available-for-sale securities	291.6	55.0
Equity securities:
Nonredeemable preferred stocks	19.6	4.9
Common equities	66.0	4.5
Total equity securities	85.6	9.4
Subtotal gross realized gains on security sales	377.2	64.4
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(2.7)	(7.1)
State and local government obligations	0	(0.6)
Corporate and other debt securities	(1.0)	(6.1)
Residential mortgage-backed securities	0	(2.3)
Commercial mortgage-backed securities	0	(2.1)
Other asset-backed securities	0	(0.1)
Total available-for-sale securities	(3.7)	(18.3)
Equity securities:
Nonredeemable preferred stocks	(4.4)	0
Common equities	(53.9)	0
Total equity securities	(58.3)	0
Subtotal gross realized losses on security sales	(62.0)	(18.3)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	248.4	29.5
State and local government obligations	2.0	1.0
Corporate and other debt securities	31.4	10.0
Residential mortgage-backed securities	0	(2.3)
Commercial mortgage-backed securities	6.1	(1.4)
Other asset-backed securities	0	(0.1)
Total available-for-sale securities	287.9	36.7
Equity securities:
Nonredeemable preferred stocks	15.2	4.9
Common equities	12.1	4.5
Total equity securities	27.3	9.4
Subtotal net realized gains (losses) on security sales	315.2	46.1
Net holding period gains (losses)
Hybrid securities	(31.2)	10.7
Equity securities	(837.6)	382.0
Subtotal net holding period gains (losses)	(868.8)	392.7
Impairment losses
Other asset impairment	0	(24.3)
Subtotal impairment losses	0	(24.3)
Total net realized gains (losses) on securities	$(553.6)	$414.5

Realized gains (losses) on securities sold are computed using the first-in-first-out method. Net holding period losses were the result of significant declines in our common and nonredeemable preferred stock valuations, due to the desire of investors to reduce exposure to risk and seek safety in the form of U.S. Treasury securities in response to the economic impact of COVID-19 restrictions. Net realized gains on security sales were primarily in U.S. Treasury securities, which were sold in order to selectively increase holdings across the remainder of the portfolio, predominantly in our corporate debt portfolio. The sales in our common stock portfolio were the result of rebalancing the indexed equity portfolio, which was intended to bring the tracking error within +/- 50 basis points of the index. We had net security gains on the sales of our common stocks due to the extensive holding periods of these investments, in some cases more than ten years, which created significant valuation increases that more than offset the decline experienced during the first quarter.

For the first quarter 2019, the other asset impairment losses related to federal renewable energy tax credit fund investments, which were reported in other assets on the consolidated balance sheets, were based on an analysis that our investments in those funds will not generate the cash flows that we anticipated.

The following table reflects our holding period realized gains (losses) on equity securities recognized for the three months ended March 31, 2020 and 2019, for equity securities held at the respective quarter end:

	Three Months
(millions)	2020	2019
Total net gains (losses) recognized during the period on equity securities	$(810.3)	$391.4
Less: Net gains (losses) recognized on equity securities sold during the period	27.3	9.4
Net holding period gains (losses) recognized during the period on equity securities held at period end	$(837.6)	$382.0
Net Investment Income  The components of net investment income for the three months ended March 31, were:

	Three Months
(millions)	2020	2019
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$62.6	$53.7
State and local government obligations	9.6	9.3
Corporate debt securities	58.0	77.2
Residential mortgage-backed securities	4.2	6.6
Commercial mortgage-backed securities	34.3	31.7
Other asset-backed securities	29.2	26.0
Redeemable preferred stocks	7.9	3.7
Total fixed maturities	205.8	208.2
Short-term investments	7.0	16.0
Total available-for-sale securities	212.8	224.2
Equity securities:
Nonredeemable preferred stocks	13.8	15.5
Common equities	14.6	13.2
Total equity securities	28.4	28.7
Investment income	241.2	252.9
Investment expenses	(5.3)	(6.2)
Net investment income	$235.9	$246.7

The amount of investment income (interest and dividends) we recognize varies based on the average assets held during the year and the book yields of the securities in our portfolio. We experienced an approximately 5% decrease in income during the first quarter 2020 compared to the same period in 2019, as interest rates significantly declined throughout the quarter due to the economic impact of COVID-19 restrictions, which impacted the portfolio’s yield from rates on new investments due to cash from operations, debt issuance proceeds, and reinvested cash from sales, maturities, paydowns, and other redemptions. Income declines based on yield reductions was approximately 17% while higher average assets increased income by approximately 12% during the first quarter 2020, when compared to the same period in 2019. The increase in average assets was a combination of strong premium growth, underwriting profitability, and the proceeds from the debt issuance, partially offset by common and preferred stock dividend payments and the slight negative returns for the total investment portfolio during the quarter. The portfolio duration at March 31, 2020 was 3.0 years, compared to 2.6 years at March 31, 2019.
Note 3 Fair Value — We have categorized our financial instruments, based on the degree of subjectivity inherent in the method by which they are valued, into a fair value hierarchy of three levels, as follows:

•
Level 1: Inputs are unadjusted quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. government obligations, which are continually priced on daily, active exchange-traded equity securities, and certain short-term securities).

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
The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2020
Fixed maturities:
U.S. government obligations	$11,495.7	$0	$0	$11,495.7	$10,841.2
State and local government obligations	0	2,304.2	0	2,304.2	2,243.9
Corporate debt securities	0	9,491.9	0	9,491.9	9,452.9
Subtotal	11,495.7	11,796.1	0	23,291.8	22,538.0
Asset-backed securities:
Residential mortgage-backed	0	556.6	0	556.6	574.3
Commercial mortgage-backed	0	5,664.3	0	5,664.3	5,822.4
Other asset-backed	0	4,639.1	0	4,639.1	4,674.9
Subtotal asset-backed securities	0	10,860.0	0	10,860.0	11,071.6
Redeemable preferred stocks:
Financials	0	47.2	0	47.2	51.4
Utilities	0	9.2	0	9.2	10.0
Industrials	7.3	61.1	0	68.4	90.1
Subtotal redeemable preferred stocks	7.3	117.5	0	124.8	151.5
Total fixed maturities	11,503.0	22,773.6	0	34,276.6	33,761.1
Short-term investments	2,438.4	85.8	0	2,524.2	2,524.2
Total available-for-sale securities	13,941.4	22,859.4	0	36,800.8	36,285.3
Equity securities:
Nonredeemable preferred stocks:
Financials	105.5	752.3	13.1	870.9	937.4
Utilities	0	32.0	0	32.0	40.0
Industrials	0	15.3	15.2	30.5	40.1
Subtotal nonredeemable preferred stocks	105.5	799.6	28.3	933.4	1,017.5
Common equities:
Common stocks	2,607.8	0	0	2,607.8	1,112.9
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,607.8	0	0.3	2,608.1	1,113.2
Total equity securities	2,713.3	799.6	28.6	3,541.5	2,130.7
Total portfolio	$16,654.7	$23,659.0	$28.6	$40,342.3	$38,416.0
Debt	$0	$6,108.6	$0	$6,108.6	$5,394.0

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2019
Fixed maturities:
U.S. government obligations	$9,770.5	$0	$0	$9,770.5	$9,685.6
State and local government obligations	0	1,515.8	0	1,515.8	1,505.5
Corporate debt securities	0	7,978.0	0	7,978.0	7,870.1
Subtotal	9,770.5	9,493.8	0	19,264.3	19,061.2
Asset-backed securities:
Residential mortgage-backed	0	613.0	0	613.0	609.9
Commercial mortgage-backed	0	3,853.6	0	3,853.6	3,825.6
Other asset-backed	0	3,839.8	0	3,839.8	3,834.2
Subtotal asset-backed securities	0	8,306.4	0	8,306.4	8,269.7
Redeemable preferred stocks:
Financials	0	81.3	0	81.3	79.2
Utilities	0	0	0	0	0
Industrials	10.4	159.5	0	169.9	164.4
Subtotal redeemable preferred stocks	10.4	240.8	0	251.2	243.6
Total fixed maturities	9,780.9	18,041.0	0	27,821.9	27,574.5
Short-term investments	2,510.9	73.8	0	2,584.7	2,584.7
Total available-for-sale securities	12,291.8	18,114.8	0	30,406.6	30,159.2
Equity securities:
Nonredeemable preferred stocks:
Financials	69.6	955.0	25.1	1,049.7	976.1
Utilities	0	40.7	0	40.7	40.0
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	69.6	995.7	30.1	1,095.4	1,021.1
Common equities:
Common stocks	3,010.2	0	0	3,010.2	1,194.0
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,010.2	0	0.3	3,010.5	1,194.3
Total equity securities	3,079.8	995.7	30.4	4,105.9	2,215.4
Total portfolio	$15,371.6	$19,110.5	$30.4	$34,512.5	$32,374.6
Debt	$0	$4,734.8	$0	$4,734.8	$4,405.4

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2019
Fixed maturities:
U.S. government obligations	$13,251.1	$0	$0	$13,251.1	$13,100.7
State and local government obligations	0	1,713.3	0	1,713.3	1,686.0
Corporate debt securities	0	7,067.7	0	7,067.7	6,860.3
Subtotal	13,251.1	8,781.0	0	22,032.1	21,647.0
Asset-backed securities:
Residential mortgage-backed	0	627.5	0	627.5	625.0
Commercial mortgage-backed	0	5,076.2	0	5,076.2	5,020.7
Other asset-backed	0	5,179.5	0	5,179.5	5,164.7
Subtotal asset-backed securities	0	10,883.2	0	10,883.2	10,810.4
Redeemable preferred stocks:
Financials	0	51.7	0	51.7	51.5
Utilities	0	11.1	0	11.1	10.0
Industrials	11.1	121.1	0	132.2	124.2
Subtotal redeemable preferred stocks	11.1	183.9	0	195.0	185.7
Total fixed maturities	13,262.2	19,848.1	0	33,110.3	32,643.1
Short-term investments	1,797.4	1.4	0	1,798.8	1,798.8
Total available-for-sale securities	15,059.6	19,849.5	0	34,909.1	34,441.9
Equity securities:
Nonredeemable preferred stocks:
Financials	77.4	850.7	27.1	955.2	891.3
Utilities	0	42.3	0	42.3	39.9
Industrials	0	25.4	16.0	41.4	40.1
Subtotal nonredeemable preferred stocks	77.4	918.4	43.1	1,038.9	971.3
Common equities:
Common stocks	3,306.0	0	0	3,306.0	1,125.2
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,306.0	0	0.3	3,306.3	1,125.5
Total equity securities	3,383.4	918.4	43.4	4,345.2	2,096.8
Total portfolio	$18,443.0	$20,767.9	$43.4	$39,254.3	$36,538.7
Debt	$0	$5,119.6	$0	$5,119.6	$4,407.1

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
At March 31, 2020, vendor-quoted prices represented 82% of our Level 1 classifications (excluding short-term investments), compared to 77% and 80% at March 31, 2019 and December 31, 2019, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At March 31, 2020, vendor-quoted prices comprised 98% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented the remaining 2%, compared to 99% and 1%, respectively, at both March 31, 2019 and December 31, 2019. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
To allow us to determine if our initial source is providing a price that is outside of a reasonable range, we review our portfolio pricing on at least a weekly basis. When necessary, we challenge prices from our sources when a price provided does not match our expectations based on our evaluation of market trends and activity. Initially, we perform a review of our portfolio by sector to identify securities whose prices appear outside of a reasonable range. We then perform a more detailed review of fair values for securities disclosed as Level 2. We review dealer bids and quotes for these and/or similar securities to determine the market level context for our valuations. We then evaluate inputs relevant for each class of securities disclosed in the preceding hierarchy tables.
For our structured debt securities, including commercial, residential, and asset-backed securities, we evaluate available market-related data for these, and similar securities, related to collateral, delinquencies, and defaults for historical trends and reasonably estimable projections, as well as historical prepayment rates and current prepayment assumptions and cash flow estimates. We further stratify each class of our structured debt securities into more finite sectors (e.g., planned amortization class, first pay, second pay, senior, subordinated, etc.) and use duration, credit quality, and coupon to determine if the fair value is appropriate.
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

During each valuation period, we create internal estimations of portfolio valuation (performance returns), based on current market-related activity (i.e., interest rate and credit spread movements and other credit-related factors) within each major sector of our portfolio. We compare our internally generated portfolio results with those generated based on quotes we receive externally and research material valuation differences. We compare our results to index returns for each major sector adjusting for duration and credit quality differences to better understand our portfolio’s results. Additionally, we review on a monthly basis our external sales transactions and compare the actual final market sales prices to previous market valuation prices. This review provides us further validation that our pricing sources are providing market level prices, since we explain significant price changes (i.e., greater than 2%) as known events occur in the marketplace and affect a security’s price at sale.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At March 31, 2020 and 2019, and December 31, 2019, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
At March 31, 2020 and December 31, 2019, we held three private nonredeemable preferred securities that were priced internally or by a pricing firm and we held two private nonredeemable preferred securities that were priced internally at March 31, 2019. At March 31, 2020 and 2019, and December 31, 2019, we held one Level 3 other risk investment that was priced using the equity method.
To the extent we receive prices from external sources for the Level 3 securities, we would review those prices for reasonableness using internally developed assumptions and then compare our derived prices to the prices we received. During 2020 and 2019, there were no material assets or liabilities measured at fair value on a nonrecurring basis. During the first quarter 2020, our Level 3 securities were priced in-house, using a capitalization-based model of similarly structured public company competitors and a weighted average capitalization formula (i.e., guideline public company method) to calculate a valuation change for our securities. We utilized this methodology, rather than having our external pricing source update their valuation models, due to the timing of the market decline, relative to our quarter end. Based on our review, all prices received from external sources for 2019 remained unadjusted. Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.
The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2020 and 2019:

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2019	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2020
Equity securities:
Nonredeemable preferred stocks:
Financials	$27.1	$0	$0	$0	$0	$(14.0)	$0	$13.1
Industrials	16.0	0	0	0	0	(0.8)	0	15.2
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$43.4	$0	$0	$0	$0	$(14.8)	$0	$28.6

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2018	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2019
Equity securities:
Nonredeemable preferred stocks:
Financials	$25.1	$0	$0	$0	$0	$0	$0	$25.1
Industrials	5.0	0	0	0	0	0	0	5.0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$30.4	$0	$0	$0	$0	$0	$0	$30.4

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at March 31, 2020 and 2019, and December 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2020	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials	$13.1	Guideline public company method	Weighted average capitalization %	(51.5)
Industrials	15.2	Guideline public company method	Weighted average capitalization %	(19.2)
Subtotal Level 3 securities	28.3
Pricing exemption securities	0.3
Total Level 3 securities	$28.6

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2019	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	$25.1	Internal price	Unadjusted purchase price per share	9.0
Industrials	5.0	Internal price	Price-to-sales ratio	5.5
Subtotal Level 3 securities	30.1
Pricing exemption securities	0.3
Total Level 3 securities	$30.4
1 The security was purchased in December 2018.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at December 31, 2019	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials	$27.1	Pricing firm	Recent transaction price per share	9.0
Industrials	6.0	Pricing firm	Performance-based transaction price adjustment per share	4.8
Industrials[1]	10.0	Internal price	Unadjusted purchase price per share	4.9
Subtotal Level 3 securities	43.1
Pricing exemption securities	0.3
Total Level 3 securities	$43.4
1 The security was purchased in November 2019.
Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	March 31, 2020		March 31, 2019		December 31, 2019
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$499.5	$510.7	$499.2	$509.7	$499.4	$515.6
2.45% Senior Notes due 2027	497.0	488.2	496.6	475.6	496.9	501.5
6 5/8% Senior Notes due 2029	296.7	395.3	296.4	377.8	296.6	392.5
4.00% Senior Notes due 2029	545.1	605.7	544.6	587.9	545.0	614.3
3.20% Senior Notes due 2030	495.8	543.2	0	0	0	0
6.25% Senior Notes due 2032	395.8	539.6	395.6	508.5	395.7	552.6
4.35% Senior Notes due 2044	346.7	391.7	346.6	371.6	346.7	417.0
3.70% Senior Notes due 2045	395.4	406.2	395.3	389.7	395.4	434.2
4.125% Senior Notes due 2047	841.6	991.9	841.4	885.4	841.6	986.1
4.20% Senior Notes due 2048	589.9	675.8	589.7	628.6	589.8	705.8
3.95% Senior Notes due 2050	490.5	560.3	0	0	0	0
Total	$5,394.0	$6,108.6	$4,405.4	$4,734.8	$4,407.1	$5,119.6

The Progressive Corporation issued $500 million of 3.20% Senior Notes due 2030 (the “3.20% Senior Notes”) and $500 million of 3.95% Senior Notes due 2050 (the “3.95% Senior Notes”) in March 2020, in an underwritten public offering. The net proceeds from the issuances, after deducting underwriters’ discounts, commissions, and other issuance costs, were approximately $986.3 million in aggregate. Consistent with the other senior notes issued by Progressive, interest on the 3.20% and 3.95% Senior Notes is payable semiannually, principal is due at maturity, and the notes are redeemable, in whole or in part, at any time, subject to a treasury “make whole” provision.
During 2019, The Progressive Corporation renewed the line of credit with PNC Bank, National Association (PNC) in the maximum principal amount of $250 million. This line of credit replaced a previous line of credit that was entered into in April 2018. The line of credit is on the same terms and conditions as the previous line of credit. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to the higher of PNC’s Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2020, the expiration date of the line of credit. Prepayments are permitted without penalty. The line of credit is uncommitted and, as such, all advances are subject to PNC’s discretion. We had no borrowings under either line of credit during any of the periods presented. During April 2020, we renewed this line of credit in the same principal amount, at a variable rate equal to the higher of PNC’s Prime Rate or the sum of the Federal Funds Open Rate plus 175 basis points, under otherwise similar terms and conditions.

Note 5 Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At March 31, 2020 and 2019, and December 31, 2019, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the three months ended March 31, 2020, there have been no material changes in our reserve for uncertain tax positions.
The effective tax rate for the three months ended March 31, 2020, was 20.1%, compared to 30.9% for the same period last year. For the first quarter 2019, the higher effective rate was due primarily to the reversal of tax credits and other tax benefits previously recognized from certain renewable energy investments, where the sponsor plead guilty to fraud through these investments and the tax credits and other benefits related to those investments were not valid. See Note 5 – Income Taxes in our 2019 Annual Report to Shareholders for further discussion.
Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	March 31,
(millions)	2020	2019
Balance, beginning of period	$18,105.4	$15,400.8
Less reinsurance recoverables on unpaid losses	3,212.2	2,572.7
Net balance, beginning of period	14,893.2	12,828.1
Incurred related to:
Current year	6,011.1	5,616.4
Prior years	144.1	142.6
Total incurred	6,155.2	5,759.0
Paid related to:
Current year	2,916.4	2,517.5
Prior years	3,269.2	2,901.4
Total paid	6,185.6	5,418.9
Net balance, end of period	14,862.8	13,168.2
Plus reinsurance recoverables on unpaid losses	3,443.7	2,708.4
Balance, end of period	$18,306.5	$15,876.6

We experienced unfavorable reserve development of $144.1 million and $142.6 million during the first three months of 2020 and 2019, respectively, which is reflected as “Incurred related to prior years” in the table above.
First Quarter 2020

•	Approximately 52% of the unfavorable prior year reserve development was attributable to accident year 2019, 36% to accident year 2018, and the remainder to 2017 and prior accident years.

•
Our personal auto products incurred about $104 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with the Agency and Direct auto businesses each contributing about half. The unfavorable development was primarily attributable to revised estimates of our per claim settlement costs and late reported losses occurring toward the end 2019 but not reported until 2020.

•
Our Commercial Lines business experienced about $54 million of unfavorable development, primarily due to increased injury severity and the emergence of large injury claims at rates higher than originally anticipated.

•	Our special lines business experienced about $14 million of favorable development and our Property business had minimal development during the first quarter.
First Quarter 2019

•	About 40% of the unfavorable prior year reserve development was attributable to accident year 2018, 15% to accident year 2017, and the remainder to accident years 2016 and prior.

•
Our personal auto products incurred about $111 million of unfavorable loss and loss adjustment expense reserve development, with the Agency and Direct auto businesses each contributing about half. The unfavorable development was primarily attributable to late reported losses occurring late 2018 but not reported until 2019, a higher than anticipated frequency of reopened personal injury protection (PIP) claims, primarily in Florida, and increased injury severity reflecting higher medical costs.

•
Our Commercial Lines and special lines businesses experienced about $22 million and $8 million of unfavorable development, respectively, and our Property business had minimal unfavorable development during the first quarter.

Note 7 Supplemental Cash Flow Information — Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts on ARX’s subsidiaries, and are not considered part of the investment portfolio. The amount of reverse repurchase commitments held by ARX’s subsidiaries at March 31, 2020 and 2019, and December 31, 2019, were $80.6 million, $185.6 million, and $46.3 million, respectively.
Restricted cash on our consolidated balance sheets represents cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which subsidiaries of ARX are administrators.
During the first quarter 2020, non-cash activity includes declared but unpaid common share dividends of $58.5 million (see Note 9 – Dividends for further discussion) and operating lease liabilities arising from obtaining right-of-use assets of $9.7 million.
We paid the following in the respective periods:

	Three Months Ended March 31,
(millions)	2020	2019
Income taxes	$0	$20.0
Interest	56.4	53.3
Operating lease liabilities	22.7	18.8

Note 8 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles (our special lines products). Our Commercial Lines segment writes auto-related primary liability and physical damage insurance, general liability, and property insurance, predominately for small businesses. Our Property segment writes residential property insurance for homeowners, other property owners, and renters. Our service businesses provide insurance-related services, including processing Commercial Automobile Insurance Procedures/Plans (CAIP) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance, among other products, through our programs with unaffiliated insurance companies. All segment revenues are generated from external customers; all intercompany transactions are eliminated in consolidation.

Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2020		2019
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$3,828.7	$601.6	$3,508.5	$453.0
Direct	3,992.4	473.0	3,576.3	321.9
Total Personal Lines[1]	7,821.1	1,074.6	7,084.8	774.9
Commercial Lines	1,189.0	112.5	1,013.0	166.6
Property[2]	420.6	49.2	362.0	7.7
Total underwriting operations	9,430.7	1,236.3	8,459.8	949.2
Fees and other revenues[3]	153.5	NA	130.2	NA
Service businesses	51.6	4.1	42.6	4.5
Investments[4]	(312.4)	(317.7)	667.4	661.2
Interest expense	NA	(48.0)	NA	(47.4)
Consolidated total	$9,323.4	$874.7	$9,300.0	$1,567.5
NA = Not applicable
1 Personal auto insurance accounted for 94% of the total Personal Lines segment net premiums earned during the three months ended March 31, 2020 and 2019; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three months ended March 31, 2020 and 2019, pretax profit (loss) includes $14.5 million and $17.9 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX. Although this expense is included in our Property segment, it is not reported in the consolidated results of ARX and, therefore, does not affect the value of net income attributable to noncontrolling interest. See Note 13 – Goodwill and Intangible Assets for further discussion.
3 Pretax profit (loss) for fees and other revenues is allocated to operating segments.
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

	Three Months Ended March 31,
	2020		2019
	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio
Personal Lines
Agency	15.7%	84.3	12.9%	87.1
Direct	11.9	88.1	9.0	91.0
Total Personal Lines	13.7	86.3	10.9	89.1
Commercial Lines	9.5	90.5	16.4	83.6
Property[1]	11.7	88.3	2.1	97.9
Total underwriting operations	13.1	86.9	11.2	88.8

1 Included in the three months ended March 31, 2020 and 2019, is 3.4 points and 5.0 points, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX.

Note 9 Dividends — Following is a summary of our common and preferred share dividends that were declared and/or paid during the three months ended March 31, 2020 and 2019:

(millions, except per share amounts)		Amount
Declared	Payable	Per Share	Accrued[1]
Common - Quarterly Dividends:
February 2020	April 2020	$0.10	$58.5
December 2019	January 2020	0.10	58.5
February 2019	April 2019	0.10	58.4

Common - Annual Variable Dividends:
December 2019	January 2020	2.25	1,316.9
December 2018	February 2019	2.5140	1,467.9

Preferred Dividends:
February 2020	March 2020	26.875	13.4
February 2019	March 2019	26.875	13.4
1 The accrual is based on an estimate of shares outstanding as of the record date and is recorded as a component of accounts payable, accrued expenses, and other liabilities on the consolidated balance sheets.
See Note 14 – Dividends in our 2019 Annual Report to Shareholders for a discussion of our common and preferred share dividend policies.

Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at December 31, 2019	$435.7	$(94.0)	$341.7	$360.8	$(16.4)	$(2.7)
Other comprehensive income (loss) before reclassifications:
Investment securities	318.2	(66.8)	251.4	251.4	0	0
Loss attributable to noncontrolling interest (NCI)	(0.6)	0.1	(0.5)	0	0	(0.5)
Total other comprehensive income (loss) before reclassifications	317.6	(66.7)	250.9	251.4	0	(0.5)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	238.7	(50.1)	188.6	188.6	0	0
Interest expense	(0.3)	0.1	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	238.4	(50.0)	188.4	188.6	(0.2)	0
Total other comprehensive income (loss)	79.2	(16.7)	62.5	62.8	0.2	(0.5)
Balance at March 31, 2020	$514.9	$(110.7)	$404.2	$423.6	$(16.2)	$(3.2)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at December 31, 2018	$(153.0)	$32.1	$(120.9)	$(105.6)	$(17.2)	$1.9
Other comprehensive income (loss) before reclassifications:
Investment securities	414.5	(87.0)	327.5	327.5	0	0
Loss attributable to noncontrolling interest (NCI)	(2.9)	0.6	(2.3)	0	0	(2.3)
Total other comprehensive income (loss) before reclassifications	411.6	(86.4)	325.2	327.5	0	(2.3)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	33.4	(7.0)	26.4	26.4	0	0
Interest expense	(0.3)	0.1	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	33.1	(6.9)	26.2	26.4	(0.2)	0
Total other comprehensive income (loss)	378.5	(79.5)	299.0	301.1	0.2	(2.3)
Balance at March 31, 2019	$225.5	$(47.4)	$178.1	$195.5	$(17.0)	$(0.4)

In an effort to manage interest rate risk, we entered into forecasted transactions on Progressive’s debt issuances prior to 2018. We expect to reclassify $1.1 million (pretax) into interest expense during the next 12 months, related to net unrealized losses on forecasted transactions (see Note 4 – Debt in our 2019 Annual Report to Shareholders for further discussion).
Note 11 Litigation — The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies written by our insurance subsidiaries in the ordinary course of business. We consider all legal actions relating to such claims in establishing our loss and loss adjustment expense reserves. In addition, The Progressive Corporation and/or its subsidiaries are named as defendants in a number of class action or individual lawsuits that challenge certain of the operations of the subsidiaries. Other insurance companies face many of these same issues.
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
The nature and volume of litigation to which The Progressive Corporation is subject is similar to that which was disclosed in Note 12 – Litigation in our 2019 Annual Report to Shareholders.
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
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at March 31, 2020 or 2019, and there were no material settlements during 2019 or the first three months of 2020. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2019 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2019 Annual Report to Shareholders.
Note 12 Redeemable Noncontrolling Interest — In connection with the April 2015 acquisition of a controlling interest in ARX, The Progressive Corporation entered into a stockholders’ agreement with the other ARX stockholders. Pursuant to the stockholders’ agreement, the minority ARX stockholders, upon specified dates, had the right to “put” all of their remaining shares to Progressive, and Progressive had the ability to “call” all of the outstanding shares. On April 1, 2020, Progressive purchased all remaining outstanding stock of ARX under a separately negotiated purchase agreement. See Note 15 – Subsequent Events.
In addition to these minority shares, at March 31, 2020, ARX employees held options to purchase 10,438 ARX shares. These options and any shares issued upon exercise were subject to the stockholders’ agreement, including the “put” and “call” rights described above. As the options were not exercised at March 31, 2020, the underlying obligation of approximately $16.0 million is not recorded as part of redeemable NCI. See Note 9 – Employee Benefit Plans in our 2019 Annual Report to Shareholders for a discussion of ARX employee stock options. On April 1, 2020, the ARX employees exercised their stock options and Progressive purchased the exercised stock options under a separately negotiated purchase agreement. See Note 15 – Subsequent Events.
The changes in the components of redeemable NCI were:

	Three Months Ended March 31,		Year Ended
(millions)	2020	2019	December 31, 2019
Balance, beginning of period	$225.6	$214.5	$214.5
Net income attributable to NCI	6.4	4.4	9.7
Other comprehensive income (loss) attributable to NCI[1]	0.5	2.3	4.6
Exercise of employee stock options	0	0	7.7
Purchase/change of ARX minority shares	0	0	(11.2)
Change in redemption value of NCI[2]	(6.9)	0	0.3
Balance, end of period	$225.6	$221.2	$225.6

1 Amount represents the other comprehensive income (loss) attributable to NCI, as reflected on the the consolidated statements of comprehensive income; changes in accumulated other comprehensive income (loss) attributable to NCI due to a change in the minority ownership percentage does not impact the amount of redeemable NCI.
2 For the three months ended March 31, 2020, amount represents the adjustment to the carrying amount of redeemable NCI, which was reclassified to paid-in capital, to reflect the amount due to acquire the remaining outstanding stock from ARX minority shareholders, based on a negotiated purchase agreement as discussed above. See Note 15 – Subsequent Events.

Note 13 Goodwill and Intangible Assets
Goodwill
During the three months ended March 31, 2020, there were no changes to the carrying amount of goodwill. No accumulated goodwill impairment losses exist.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets:

(millions)	March 31, 2020	March 31, 2019	December 31, 2019
Intangible assets subject to amortization	$201.4	$264.3	$215.9
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$213.8	$276.7	$228.3

1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

(millions)	March 31, 2020			March 31, 2019			December 31, 2019
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$256.2	$183.0	$73.2	$256.2	$146.4	$109.8	$256.2	$173.9	$82.3
Agency relationships	159.2	56.9	102.3	159.2	45.5	113.7	159.2	54.0	105.2
Software rights	79.1	53.2	25.9	79.1	42.7	36.4	79.1	50.7	28.4
Trade name	34.8	34.8	0	34.8	30.4	4.4	34.8	34.8	0
Total	$529.3	$327.9	$201.4	$529.3	$265.0	$264.3	$529.3	$313.4	$215.9

Amortization expense was $14.5 million, compared to $17.9 million for the three months ended March 31, 2020 and 2019, respectively. During the first quarter 2020, one software rights intangible asset, with a gross carrying value of $10.0 million, was fully amortized.
Note 14 New Accounting Standards — On January 1, 2020, we adopted the Accounting Standards Update (ASU), on a prospective basis, which provides guidance on the requirements for capitalizing and amortizing implementation costs incurred in a cloud computing arrangement that does not include a software license. For the three months ended March 31, 2020, we capitalized $6.2 million of cloud computing arrangement implementation costs, which is included in other assets on our consolidated balance sheet.

On January 1, 2020, we adopted the ASU which amends the disclosure requirements for fair value measurements. The ASU requires companies to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU also removes current disclosure requirements for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. As permitted by the ASU, we elected to partially early adopt the removal of the then current disclosure requirements in 2018 and adopted the remaining disclosure requirements as of January 1, 2020. As this only affects disclosure requirements, there was no impact on our financial condition, cash flows, or results of operations.

On January 1, 2020, we adopted the ASU which eliminates the requirement to determine the implied fair value of goodwill in measuring an impairment loss. The standard requires the measurement of a goodwill impairment to represent the excess of the reporting unit’s carrying value over fair value, limited to the carrying value of goodwill. The adoption of this ASU had no impact on our financial condition, cash flows, or results of operations.

On January 1, 2020, we adopted the ASU intended to improve the timing, and enhance the accounting and disclosure, of credit losses on financial assets. This update modified the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities and resulted in the creation of an allowance for credit losses as a contra asset account. The ASU will require prospective changes on previously recorded impairments. To determine the existence of any credit-related impairment losses on our available-for-sale debt securities, we reviewed all such securities by applying estimates of future cash flows and performance of those securities in a loss position and identifying market-related versus performance-related losses. For our reinsurance recoverables, we assessed the current credit quality and credit outlook for reinsurers with at-risk uncollateralized recoverables. Based on these analyses, we determined that our allowance for credit losses was not material relative to our available-for-sale debt securities and reinsurance recoverables upon adoption of the ASU.

In assessing premium receivables, which are short-term in nature, we assessed customer balances leveraging our current process for analyzing uncollectibility of premium receivables. Based on our analysis, no adjustment to the beginning balance of retained earnings was required upon adoption. See Note 1 – Basis of Presentation for changes in the allowance for doubtful accounts related to the premiums receivable balance.
Note 15 Subsequent Events — On April 1, 2020, The Progressive Corporation acquired the remaining outstanding stock of ARX Holding Corp., bringing Progressive’s ownership interest to 100%. Under a separately negotiated purchase agreement, the cost of purchasing the remaining outstanding stock and shares from exercised stock options was $243.0 million in aggregate.

In April 2020, in response to the expected reduction in auto accident frequency and the financial hardships imposed by the impact of COVID-19 restrictions throughout the United States, Progressive announced it will issue a credit to all personal auto customers who have a policy in force at the end of April and/or May 2020. These credits or payments, which will reduce our underwriting profitability during the second quarter 2020, will be made separately in May and June to customers with a policy in force on April 30 and May 31, 2020, respectively. Based on our current estimate of the number of customers who will have policies in force on the applicable dates, we estimate the credit will be approximately $1.0 billion in the aggregate.

During April 2020, and currently until May 15, 2020, we continued to have billing leniencies and moratoriums in place to assist policyholders experiencing financial hardships. We are suspending cancellations and non-renewals on Personal and Commercial Lines policies for non-payment of premium and pausing collection activities. We will continue to record additional increases to our allowance for doubtful accounts through the end of the billing leniency and moratoriums period but we are currently unable to reasonably estimate our potential exposure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries generated $9.9 billion of net premiums written during the first quarter 2020, which is a 7% increase over the first quarter 2019, and recognized an underwriting profit margin of 13.1%. Policies in force grew 9% year over year to end the quarter with 22.9 million. Despite the 30% increase in underwriting income, on a consolidated basis, Progressive’s net income and comprehensive income were down 36% and 45%, respectively, from the first quarter last year due to significant holding period losses on equity securities and a decrease in the change in unrealized gains on fixed-maturity securities in the first quarter 2020 compared to the same period last year. We ended the quarter with $19.7 billion of total capital (debt plus shareholders’ equity), an increase of $1.7 billion from year end 2019. The changes during the quarter included the issuance of $1.0 billion of senior notes, split evenly between 10-year and 30-year maturities, and comprehensive income earned during the period.
A. COVID-19
Our results for the first quarter were significantly impacted by the spread of the novel coronavirus, COVID-19, and federal, state, and local social distancing and shelter-in-place restrictions (“COVID-19 restrictions”) that were enacted. During the last three weeks of March, which we refer to as the post-COVID-19 period, we saw the most significant impacts on our operations, including growth and profitability. In the post-COVID-19 period, we saw substantial declines in shopping activity and significant decreases in new applications in our Personal Lines businesses (with new personal auto applications down 23% compared to the same period in the prior year) and Commercial Lines businesses (new applications down 29%), although renewal application growth rates remained generally consistent with the pre-COVID period. In addition to the decrease in new applications, in March we reduced the net premiums written on our transportation network company business by $110.5 million to reflect the impact from COVID-19 restrictions on the estimated number of miles driven during the policy terms, as discussed below. As a result, on a year-over-year basis, companywide net premium written, which grew 14% and 10% in January and February, respectively, decreased 3% in March.
Underwriting margins varied by month, with January reporting 7.9%, February 9.7%, and March 22.9%. Vehicle accidents declined significantly as COVID-related restrictions were imposed. Our personal auto incurred accident frequency was down about 47% for March, as compared to the prior year. In light of the reduced frequency and COVID-19 restrictions, we increased our loss adjustment expense reserves $103.0 million in March, based on revised estimates of our per claim settlement costs. Our expense ratio was also adversely impacted, including a $71.0 million increase in the allowance for doubtful accounts relating to our billing leniency efforts, such as suspending cancellations and non-renewals for non-payment and pausing collection activities that we put in place to help policyholders who may be experiencing financial hardships.
Our non-U.S. Treasury fixed-income and equity investment portfolios suffered significant declines during March, after COVID-19 restrictions were put in place, although valuations recovered to an extent by month end. In April, we saw a partial market recovery in both the fixed-income and equity markets and continue to remain cautious in this uncertain environment. To fortify our balance sheet, we added the $1.0 billion in capital referenced above and temporarily suspended any open market repurchases of our common shares as we evaluate our overall capital needs.
In April, Agency auto growth in quotes and new applications were consistent with the decreases that we recorded in March, post-COVID-19 restrictions. We believe that agents having to work from home could be contributing to the continuation of these decreases. In the Direct auto business, we have seen positive signs of shopping patterns, especially during the latter part of April, based on quoting activity; however, new applications are still less than the same period last year. With COVID-19 restrictions still in place for the majority of the country in April, we continued to see our incurred auto frequency down significantly from last year. As previously announced, we will pay back a total of about $1.0 billion to our personal auto customers, via credits or payments of 20% of their monthly premiums. These credits or payments, which will reduce our underwriting profitability, will be made separately in May and June for customers with a policy in force on April 30 and May 31, 2020, respectively.
From an operations perspective, we instituted work-from-home measures in mid-March, and by early April, over 95% of our employees were working from home. In this challenging environment, we believe we are effectively maintaining our insurance and investment operations, our financial reporting systems, and our internal controls over financial reporting. For those employees whose jobs require them to remain in the office, we have implemented social distancing, enhanced cleaning, and other protocols to promote employee health and safety. To help employees, we paid a portion of their annual bonus in April, excluding senior leaders, and are providing flexibility in their paid time off. We continue to make investments in our infrastructure and are currently maintaining our staffing levels, as we prepare for a return to more normal insurance markets and economic conditions.

In addition to helping customers, we are offering our agents an opportunity to receive an advance on their 2020 annual bonuses and will make about $40 million available through these advances. We are also finding ways to help employees, agents, and our communities through charitable donations totaling over $10 million. More details on these effort and additional ways we are helping our constituents can be found in Tricia Griffith’s Letter to Shareholders that is filed as Exhibit 99 to this Quarterly Report on Form 10-Q.
We currently expect that our operations and financial results will continue to be impacted as long as restrictions related to COVID-19 are in place, although the nature of these impacts may change over time, and we cannot predict the likely duration or extent of these impacts. Moreover, even after the current restrictions begin to be lifted, there remains significant uncertainty regarding the potential for and timing of any economic recovery, whether and when driving and insurance shopping patterns will return to historical patterns, and the near-term and longer-term impacts on insurance markets, small businesses, our critical vendors and counterparties, the investment markets, and the regulatory environment, among many other issues and, ultimately, how our businesses and financial results will be impacted during these recovery periods.
Additional details on the significant impact of COVID-19 restrictions can be found under Financial Condition and Results of Operations - Underwriting and Investments sections of this Management’s Discussion and Analysis.
B. Insurance Operations
We evaluate growth in terms of both net premiums written and policy in force growth. Our companywide net premiums written grew 7%, with Personal Lines growing 8% and Property growing 15%, primarily reflecting an increase in volume. Our Commercial Lines business net premiums written decreased 2% in the first quarter. In March, we decreased our net premiums written $110.5 million in our transportation network company (TNC) business to reflect the decrease in actual miles driven during the period and a revised estimate of the miles to be driven during the remainder of the policy terms. On a policy-by-policy basis, we determine the premiums on these policies monthly based on actual miles driven and an estimate of miles to be driven during the remaining policy terms. Therefore, premiums vary monthly, however, historically, these variations in premium have not been significant. Due to COVID-19 restrictions, the estimate of miles driven was dramatically reduced. Changes in actual and estimated miles driven will continue to impact our net premiums written in future periods.
During the quarter, total new personal auto applications (i.e., issued policies) increased 1% on a year-over-year basis, with Agency new applications decreasing 3% and Direct increasing 5%. Prior to COVID-19 restrictions, during January and February 2020, we experienced total new personal auto application growth of 8% and 12%, respectively. Post-COVID-19, we experienced a decrease in new personal auto applications of about 23% on a year-over-year basis for the same period. Total personal auto renewal applications were 10% higher than the first quarter last year and the renewal application rate was relatively unchanged in the post-COVID period. New applications for our special lines products were up 10% during the first quarter 2020, but were down about 26% post-COVID-19, compared to the same periods last year.
For the Commercial Lines business, new applications increased 5% on a year-over-year basis during the first quarter 2020. Prior to the impact of COVID-19 restrictions, during January and February 2020, our Commercial Lines experienced new application growth of 13% and 19%, respectively. Post-COVID-19, as a result of mandatory business closings and shelter-in-place orders, new commercial applications decreased 29% on a year-over-year basis compared to the same period in 2019.
The Property business had a 7% increase in new applications for the first quarter 2020, compared to a 3% increase in new applications for the same period last year. Unlike the Personal and Commercial Lines businesses, the new application growth rate was not notably impacted as a result of COVID-19 restrictions during the first quarter 2020, due to a strong housing market for new home sales through the period. It is possible COVID-19 restrictions could impact Property operating results or growth in future periods.
Post-COVID-19 restrictions, the rate of growth in our Personal Lines and Commercial Lines policies in force was lower than the year-over-year growth rate through February 2020, in part reflecting the decreases in new business applications. During the quarter, policies in force grew 9% companywide, with Personal Lines, Commercial Lines, and Property growing 8%, 7%, and 13%, respectively. We ended the first quarter 2020, with 15.3 million personal auto policies in force, with Agent auto and Direct auto growing 8% and 11%, respectively, over the same period last year. At March 31, 2020, we estimate that about 200,000 of our personal auto policies remained in force as a result of the billing leniencies that we had in place during the month as discussed in more detail below. Our special lines products policies in force grew 4% over the first quarter last year.
We realize the importance of retaining customers to grow policies in force and this remains one of our most important priorities. We remain focused on increasing our share of multi-product households and will continue to make investments to improve the customer experience to continue to support that goal. During these challenging times brought on by the COVID-19 virus, it may be difficult to assess the progress we are making against this goal. We will continue to monitor policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, and report it as our primary measure of customer retention in our Personal Lines and Commercial Lines auto business. As of the end of the first quarter 2020, our trailing 12-month total personal auto policy life expectancy was flat compared to last year and our trailing 3-month total auto policy life expectancy, which does not address seasonality and can reflect more volatility, was down 1%. Our Agency auto trailing 12-month policy life expectancy was up 4%, while Direct auto was down 3%. Our Commercial Lines trailing 12-month policy life expectancy increased 1% year over year and special lines was up 3%.
In addition to application growth, written premium per policy contributes to our change in net premiums written. During the first quarter, on a year-over-year basis, our written premium per policy for our personal auto businesses increased about 1% and our special lines products increased about 2%. Written premium per policy for our Commercial Lines business increased 4%, primarily due to rate increases and shifts in the mix of business to higher premium market tiers, and our Property business increased 1%.
During the first quarter 2020, each of our operating segments generated underwriting profitability. Our Personal Lines underwriting profit margin of 13.7% for the first quarter 2020, was favorably impacted by 1.4 points from our special lines products, since these products are used less in the colder weather months. Our Commercial Lines underwriting profit margin for the first quarter was 9.5%. On a year-to-date basis through February 2020, Personal and Commercial Lines underwriting profit margins were 8.5% and 7.7%, respectively. During March 2020, we began to experience a significant decrease in personal auto accident frequency of 47%, compared to the same period last year, and expect frequency will continue to be impacted by COVID-19 restrictions, to the extent individuals continue to drive less than during pre-COVID conditions. For the first quarter 2020, compared to the same period last year, frequency was down 18% for personal auto, and 5% for commercial auto on a trailing 12-month basis. Although frequency was down year over year, we saw an increase in severity for both personal and commercial auto products of 11% and 20%, respectively. During March, based on actuarial analysis, we recorded a $103.0 million increase to our loss and loss adjustment expenses to reflect revised estimates of our per claim settlement costs. This adjustment increased our loss and loss adjustment expense ratio 1.1 points for the first quarter.
During March, we also instituted billing leniency, which included our program to not cancel or non-renew personal auto policies due to non-payment and to pause collection efforts. As a result of this billing leniency, along with considering the impact of the moratoriums that are in place through May 15, 2020, we increased our allowance for doubtful accounts, which impacted our quarterly expense ratio by 0.8 points. If COVID-19 continues to impact our customers, we may choose to extend our leniency programs or one or more regulators may extend their moratoriums. Such actions could adversely impact our financial results.
Our Property segment had an underwriting profit margin of 11.7%. We did not see an impact during the quarter of COVID-19 restrictions on the frequency or severity of claims on our home business. The profitability of our Property segment, relative to the first quarter of last year, primarily reflects rate increases and targeted underwriting changes made during 2019.
C. Investments
The fair value of our investment portfolio was $40.3 billion at March 31, 2020, compared to $39.3 billion at December 31, 2019. The increase from year-end 2019, reflects the $1.0 billion of proceeds from the debt issued during March, comprehensive income of $0.8 billion, and $0.6 billion of unsettled security transactions at the end of the first quarter, offset by the payment of $1.4 billion of shareholder dividends during the period.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At March 31, 2020, 10% of our portfolio was allocated to Group I securities and 90% to Group II securities, compared to 12% and 88%, respectively, at December 31, 2019. The allocation to Group I securities declined slightly year over year as available cash was invested in Group II securities and Group I valuations declined while Group II valuations increased during the period.
Our recurring investment income generated a pretax book yield of 2.7% for the first quarter 2020, compared to 3.1% for the same period in 2019. Our investment portfolio produced a fully taxable equivalent (FTE) total return of (0.6)% and 3.2% for the first quarter 2020 and 2019, respectively. Our fixed-income and common stock portfolios had FTE total returns of 1.2% and (20.5)%, respectively, for the first quarter 2020, compared to 2.3% and 13.3%, respectively, last year. Through February 2020, the fixed-income portfolio had an FTE total return of 2.4%, as interest rates continued to decline. In the post-COVID-19 period, there was a significant widening of credit spreads, which resulted in a (1.1)% FTE total return for March 2020. In March, our common stock portfolio had a (13.4)% return, which was primarily the result of COVID-19. During the first quarter 2020, our common stock portfolio performed within its designated tracking error of +/ 50 bps, on a GAAP basis, to the Russell 1000 Index.
At March 31, 2020, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 3.0 years, compared to AA- and 2.6 years and AA and 3.0 years at March and December 31, 2019, respectively. While we have lengthened our portfolio duration over the previous twelve months, it remains slightly below the midpoint of our 1.5 year to 5 year range. We believe that being slightly below the midpoint provides some protection against an increase in interest rates.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of $1.6 billion and $1.9 billion for the first three months of 2020 and 2019, respectively.
We did not experience a significant change in our liquidity needs during the first quarter 2020. When COVID-19 restrictions were put in place during March, we saw a decrease in new applications, which, along with the suspending cancellations for non-payments and suspending collections, reduced the amount of cash we would have collected from customers. However, we also saw a significant decrease in accident claim frequency and, as a result, the amount of cash required to pay claims also decreased. See Overview – COVID-19 for further discussion. Nevertheless, despite the impact on the financial markets, we continue to believe that we have sufficient liquidity from our current operations and in our investment portfolio to meet all of our near-term operating cash needs.
Considering the reduction in driving that we have seen and the financial hardships that our customers could be facing, we decided to issue a credit to all personal auto customers who have a policy in force at the end of April and/or May, 2020. These credits or payments will be made separately in May and June for customers with a policy in force on April 30 and May 31, 2020, respectively. We estimate that this credit will cost Progressive $1.0 billion and will reduce our underwriting profitability during the second quarter 2020. We expect to fund these payments from operating cash flow.
Our total capital (debt plus shareholders’ equity) was $19.7 billion, at book value, at March 31, 2020, compared to $16.5 billion at March 31, 2019, and $18.1 billion at December 31, 2019. The increase since year end reflects the increase in comprehensive income during that period as well as the issuance of $500 million of 3.20% Senior Notes due 2030 and $500 million of 3.95% Senior Notes due 2050, in underwritten public offerings during the first quarter 2020.
Our debt-to-total capital ratio remained below 30% during all reported periods, consistent with our financial policy. This ratio, which reflects debt as a percent of debt plus shareholders’ equity and excludes redeemable noncontrolling interest, was 27.3% at March 31, 2020, 26.7% at March 31, 2019, and 24.4% at December 31, 2019. None of our outstanding senior notes have financial covenants that would be impacted by COVID-19.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
During the first quarter 2020, we deployed capital primarily through dividends. During the quarter, the Board of Directors declared dividends on both our common shares and our Series B Preferred Shares. The Series B Preferred Share dividend of $13.4 million was paid during the quarter, while the common share dividend of $0.10 per common share, or $58.5 million in the aggregate, was paid in April 2020. During the first quarter 2020, we also paid the $2.25 and $0.10 common share dividends declared in 2019, in the aggregate amount of $1.4 billion (see Note 9 – Dividends for further discussion).
During the first quarter 2020, we repurchased 0.3 million common shares, at a total cost of $26.5 million, pursuant to our equity compensation plans. As we evaluate our capital needs during these uncertain times, we are temporarily suspending any open market common share repurchases. We will continue to net shares to satisfy tax withholding obligations as required under our equity compensation plans.
In April 2020, The Progressive Corporation acquired the remaining outstanding stock of ARX Holding Corp., for an aggregate cost of $243.0 million, which included the acquisition of vested stock options, making ARX a wholly owned subsidiary of Progressive. While this acquisition was originally expected to occur in April 2021, we believe that completing it a year earlier will benefit our continued efforts to expand our reach and grow our bundled home and auto customers.
During the first three months of 2020 and at all times during 2019, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report on Form 10-K for the year ended December 31, 2019. Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, dividends on common shares and Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future. We do not currently expect COVID-19 to have a significant impact on our ability to meet our current obligations.
In April 2020, we renewed the unsecured discretionary line of credit (the “Line of Credit”) with PNC Bank, National Association, in the maximum principal amount of $250 million. This Line of Credit replaced the previous line of credit that expired on April 30, 2020. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to the higher of PNC’s Prime Rate or the sum of the Federal Funds Open Rate plus 175 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2021, the expiration date of the line of credit. Prepayments are permitted without penalty. All advances under the line of credit are subject to PNC’s discretion. We did not engage in short-term borrowings, including any borrowings under our discretionary Line of Credit, to fund our operations or for liquidity purposes during the reported periods.
B. Commitments and Contingencies
Contractual Obligations
During the first three months of 2020, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. We are not aware of any significant changes to our contractual obligations that are likely to occur as a result of COVID-19.
Off-Balance-Sheet Arrangements
Our off-balance-sheet leverage includes purchase obligations and catastrophe excess of loss reinsurance contracts. There have not been any material changes in off-balance-sheet items from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.
III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in three segments: Personal Lines, Commercial Lines, and Property. As a component of our Personal Lines segment, we report our Agency and Direct business results to provide further understanding of our products by distribution channel.
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended March 31,
	2020	2019
Personal Lines
Agency	41%	40%
Direct	43	43
Total Personal Lines[1]	84	83
Commercial Lines	12	13
Property	4	4
Total underwriting operations	100%	100%
1 Personal auto insurance accounted for 95% of the total Personal Lines segment net premiums written during the three months ended March 31, 2020 and 2019; insurance for our special lines products accounted for the balance.
Our Personal Lines business writes insurance for personal autos and special lines products (e.g., motorcycles, watercraft, and RVs). We currently write our Personal Lines products in all 50 states. We also offer our personal auto products (not special lines products) in the District of Columbia. Our personal auto policies are primarily written for 6-month terms, although we do write 12-month personal auto policies mainly through our Platinum agents who are focused on selling bundled auto and home policies. At March 31, 2020, 10% of our Agency auto policies in force were 12-month policies, compared to about 8% a year earlier. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related primary liability and physical damage insurance, and other liability and property insurance, predominately for small businesses. The majority of our Commercial Lines business is written through the independent agency channel. The amount of commercial auto business written through the direct channel represented about 8% of premiums written for the first three months of both 2020 and 2019. We write Commercial Lines business in all 50 states and our policies are primarily written for 12-month terms.
Our Property business writes residential property insurance for single family homes, condominium unit owners, renters, etc. We write the majority of our Property business through the independent agency channel; however, we continue to expand the distribution of our Property product offerings in the direct channel, which represented about 16% of premiums written for the first quarter of 2020, compared to 14% for the same period last year. Property policies are written for 12-month terms. We write residential property in 44 states and the District of Columbia and renters and flood insurance in 45 states and the District of Columbia. Our flood insurance is written primarily through the National Flood Insurance Program.

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

	Three Months Ended March 31,
	2020		2019
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Agency	$601.6	15.7%	$453.0	12.9%
Direct	473.0	11.9	321.9	9.0
Total Personal Lines	1,074.6	13.7	774.9	10.9
Commercial Lines	112.5	9.5	166.6	16.4
Property[1]	49.2	11.7	7.7	2.1
Total underwriting operations	$1,236.3	13.1%	$949.2	11.2%
1 For the three months ended March 31, 2020 and 2019, pretax profit (loss) includes $14.5 million and $17.9 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX; the decrease in amortization expense reflects that the trade name intangible asset was fully amortized during the third quarter 2019.
The increases in the underwriting profit margins were driven primarily by lower accident frequency experienced in first quarter 2020, compared to the first quarter 2019. See Overview – COVID-19 for further discussion.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2020	2019	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	64.7	67.8	(3.1)
Underwriting expense ratio	19.6	19.3	0.3
Combined ratio	84.3	87.1	(2.8)
Personal Lines—Direct
Loss & loss adjustment expense ratio	65.7	69.9	(4.2)
Underwriting expense ratio	22.4	21.1	1.3
Combined ratio	88.1	91.0	(2.9)
Total Personal Lines
Loss & loss adjustment expense ratio	65.2	68.9	(3.7)
Underwriting expense ratio	21.1	20.2	0.9
Combined ratio	86.3	89.1	(2.8)
Commercial Lines
Loss & loss adjustment expense ratio	68.1	62.7	5.4
Underwriting expense ratio	22.4	20.9	1.5
Combined ratio	90.5	83.6	6.9
Property
Loss & loss adjustment expense ratio	58.2	68.1	(9.9)
Underwriting expense ratio[2]	30.1	29.8	0.3
Combined ratio[2]	88.3	97.9	(9.6)
Total Underwriting Operations
Loss & loss adjustment expense ratio	65.3	68.1	(2.8)
Underwriting expense ratio	21.6	20.7	0.9
Combined ratio	86.9	88.8	(1.9)
Accident year — Loss & loss adjustment expense ratio[3]	63.8	66.4	(2.6)
1 Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 Included in the three months ended March 31, 2020 and 2019, are 3.4 points and 5.0 points, respectively, of amortization expense predominately associated with our acquisition of a controlling interest in ARX. Excluding these additional expenses, the Property business would have reported expense ratios of 26.7 and 24.8 and combined ratios of 84.9 and 92.9, respectively.
3 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2020	2019
Increase (decrease) in net loss and LAE reserves	$(30.4)	$340.1
Paid losses and LAE	6,185.6	5,418.9
Total incurred losses and LAE	$6,155.2	$5,759.0
Claims costs, our most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of our policyholders, including expenses related to the adjustment or settlement of claims. Claims costs are a function of loss severity and frequency and, for our vehicle businesses, are influenced by inflation and driving patterns, among other factors, some of which are discussed below. In our Property business, severity is primarily a function of construction costs and the age of the structure. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. Loss reserves are estimates of future costs and our reserves are adjusted as underlying assumptions change and information develops.
Our total loss and LAE ratio decreased 2.8 points for the first quarter 2020, compared to the same period last year, primarily due to lower auto frequency, partially offset by higher severity.
The following table shows our consolidated catastrophe losses, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended March 31,
($ in millions)	2020		2019
Personal Lines	$37.2		$44.8
Commercial Lines	1.3		1.5
Property
Property business, net of reinsurance (excluding ASL)	41.8		61.6
Reinsurance recoverable on ASL[1]	0.1		(36.0)
Property business, net	41.9		25.6
Total net catastrophe losses incurred	$80.4		$71.9
Combined ratio effect	0.9	pts.	0.8	pts.
1 Represents the reinsurance recoverable recorded on the losses under our aggregate stop-loss agreements (ASL); see table below for further information.
During the first quarter 2020, the majority of catastrophe losses were due to wind, hail, and tornadoes throughout the United States. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
We do not have catastrophe-specific reinsurance for our Personal Lines or Commercial Lines businesses, but we reinsure portions of our Property business against various risks, including, but not limited to, catastrophic losses through excess of loss reinsurance.
We have aggregate stop-loss reinsurance agreements (ASL) in place, which are in effect for accident years 2019, 2018, and 2017. We did not renew our ASL program for accident year 2020. Instead, we entered into a property catastrophe aggregate excess of loss program in January 2020. Both the ASL and the aggregate excess of loss programs cover accident year Property catastrophe losses and a portion of LAE, known as allocated loss adjustment expenses (ALAE). See Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion.

The following table shows the total reinsurance recoverables activity under the aggregate stop-loss agreements by accident year, for the respective periods:

	Three Months Ended March 31,
($ in millions)	2020	2019
Reinsurance recoverable on ASL, beginning of period	$69.7	$12.5
Reinsurance recoverables recognized on losses
Accident year:
2019	(0.9)	$36.3
2018	0	0
2017	0.8	(0.3)
Total	(0.1)	36.0
Reinsurance recoverables recognized on ALAE
Accident year:
2019	0.1	3.2
2018	0	0
2017	0	0.5
Total	0.1	3.7
Total reinsurance recoverables recognized
Accident year:
2019	(0.8)	39.5
2018	0	0
2017	0.8	0.2
Total	0	39.7
Reinsurance recoverable on ASL, end of period	$69.7	$52.2
In addition to the aggregate excess of loss program, our Property business is covered by multi-year catastrophe reinsurance contracts, which carry retention thresholds for losses and LAE from a single catastrophic event of $60 million. We expect that in mid-2020 our retention threshold for this program will increase to at least $80 million (see Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion). We have not had a catastrophe event in the first quarter 2020 that exceeded our retention threshold.
During the first quarter 2020, relative to our Property business, we closed a $200 million catastrophe bond transaction. This bond replaces a similar $200 million bond that expired on December 31, 2019. The bond will provide coverage in the unlikely event that a single catastrophe event exceeds the $1.6 billion in coverage provided by our traditional catastrophe reinsurance program.
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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 11% for the three months ended March 31, 2020, compared to the same period last year. Year-to-date through February 2020, our incurred severity increased 7%, while for March, which includes the impact of COVID-19 restrictions, the incurred severity increased 21%, compared to the same periods in 2019. The year-over-year severity increase for March, primarily reflects a reduction in incoming new claims, which led to an older aged mix of inventory, which increases incurred losses. In addition, we have seen an increase in the number of claims that were reopened, and required an additional payment, during March 2020 compared to a year ago. These supplemental payments are from older accident months, which were not impacted by COVID-19 restrictions.
The increases we experienced in severity on a year-over-year basis through February 2020, which is prior to COVID-19 restrictions, were in line with normal severity trends for personal injury protection (PIP) (+4%), bodily injury (+5%), and collision (+6%) coverages, while the 11% increase in our auto property damage coverage was in part due to an increase in both repairable and total loss costs.

On a year-over-year basis for the first quarter 2020, personal auto incurred severity increased 14% for property damage, 12% for PIP, 9% for bodily injury, and 5% for collision. It is always a challenge to estimate future severity, and especially difficult in the current environment since we do not have similar historical data to compare. For bodily injury and PIP claims, we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our personal auto incurred frequency, on a calendar-year basis, decreased about 18% for the first quarter 2020, compared to the same period last year. Year-to-date through February 2020, our incurred frequency decreased 5%, while for March, which includes the impact of COVID-19 restrictions, incurred frequency decreased 47%, compared to the same periods in 2019.
Following are the frequency changes we experienced by coverage on a year-over-year basis for both year-to-date through February 2020 and for the first quarter 2020, respectively:

•	Collision decreased about 10% and 23%.

•	PIP decreased about 6% and 20%.

•	Auto property damage decreased about 5% and 18%.

•	Bodily injury was flat and decreased about 12%.
We closely monitor the changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any certainty, given the uncertainty of the current environment and when COVID-19 restrictions may be lifted and driving habits return to historical patterns. We will continue to analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, advances in vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, to allow us to reserve more accurately for our loss exposures.
The changes we are disclosing in the paragraph below for our commercial auto products severity and frequency uses a trailing 12-month period and excludes our transportation network company (TNC) business. Using a trailing 12-month period addresses inherent seasonality trends in the commercial auto products and mitigates the effects of month-to-month variability, which includes the impact of COVID-19 restrictions. Since the loss patterns in the TNC business are not indicative of our other commercial auto products, disclosing severity and frequency trends without that business is more indicative of our overall experience for the majority of our commercial auto products.
On a year-over-year basis, our commercial auto products incurred severity increased 20% and frequency decreased 5%. In addition to general trends in the marketplace, the increase in our commercial auto products severity reflects increased medical costs and actuarially determined reserves due to accelerating paid loss trends and shifts in the mix of business to for-hire trucking, which has higher average severity than the business auto and contractor market tiers. The frequency decrease was in part due to continued product segmentation and underwriting, which created a mix shift toward more preferred, lower-frequency, business.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended March 31,
($ in millions)	2020		2019
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$(9.5)		$(16.7)
Current accident year	1.6		13.3
Calendar year actuarial adjustment	$(7.9)		$(3.4)
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustment	$(9.5)		$(16.7)
All other development	(134.6)		(125.9)
Total development	$(144.1)		$(142.6)
(Increase) decrease to calendar year combined ratio	(1.5	) pts.	(1.7	) pts.
Total development consists of both actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in the projected frequency and severity trends, which allow them to adjust the reserves to reflect the current cost trends. For our Property business, 100% of catastrophe losses are reviewed monthly, and any development on catastrophe reserves are included as part of the actuarial adjustments. For the

Personal Lines and Commercial Lines businesses, development for catastrophe losses for the vehicle businesses would be reflected in “all other development,” discussed below, to the extent they relate to prior year reserves. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years development.
“All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than anticipated in our incurred but not recorded (IBNR) reserves, and changes in reserve estimates on specific claims. Also included in “all other development” for the first quarter 2020, is $103.0 million of reserve increases that were made during the quarter to reflect revised estimates of our per claim settlement costs. The increase in these per claim settlement costs in part reflects the potential inefficiencies that could result from working from home along with the allocation of our adjusting expenses across a smaller inventory of claims at the end of the first quarter 2020. Although we believe the development from both the actuarial adjustments and “all other development” generally results from the same factors, excluding the impact from COVID-19 restrictions, we are unable to quantify the portion of the reserve development that might be applicable to any one or more of those underlying factors.
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced unfavorable prior year development during the three months ended March 31, 2020. See Note 6 – Loss and Loss Adjustment Expense Reserves, for a more detailed discussion of our prior accident years development. We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs.
Underwriting Expenses
Progressive’s other underwriting expenses increased 20% for the first quarter 2020, compared to the same period last year, primarily reflecting the increase of $71.0 million in our allowance for uncollectable accounts, due to the billing leniencies that we put in place following COVID-19 restrictions, and advertising spend. During the first quarter 2020, our advertising expenditures increased 18%, compared to the same period last year. Year-to-date through February 2020, we increased advertising expenditures 28%, while in March advertising expenses decreased 2%. We will continue to invest in advertising as long as we generate sales at a cost below the maximum amount we are willing to spend to acquire a new customer.
The underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned) was 0.9 points higher for the three months ended March 31, 2020, compared to the same period last year. The 1.6 point increase to the expense ratio from the greater advertising spend and additional bad debt expenses discussed above was in part offset by the other underwriting expenses growing at a slower rate than the earned premiums we realized during the quarter.

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

	Three Months Ended March 31,
($ in millions)	2020	2019	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$4,026.5	$3,766.4	7%
Direct	4,297.4	3,956.1	9
Total Personal Lines	8,323.9	7,722.5	8
Commercial Lines	1,144.1	1,165.2	(2)
Property	403.3	352.2	15
Total underwriting operations	$9,871.3	$9,239.9	7%
NET PREMIUMS EARNED
Personal Lines
Agency	$3,828.7	$3,508.5	9%
Direct	3,992.4	3,576.3	12
Total Personal Lines	7,821.1	7,084.8	10
Commercial Lines	1,189.0	1,013.0	17
Property	420.6	362.0	16
Total underwriting operations	$9,430.7	$8,459.8	11%

	March 31,
(thousands)	2020	2019	% Growth
POLICIES IN FORCE
Agency auto	7,164.6	6,609.1	8%
Direct auto	8,126.3	7,335.3	11
Total auto	15,290.9	13,944.4	10
Special lines[1]	4,574.5	4,402.1	4
Personal Lines — total	19,865.4	18,346.5	8
Commercial Lines	759.7	711.6	7
Property	2,264.1	2,002.3	13
Companywide total	22,889.2	21,060.4	9%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.
We evaluate growth in terms of both net premiums written and policy in force growth. Our companywide net premiums written grew less than policies in force growth in part due to a shift in the mix of business resulting from lower new applications in higher average premium consumer segments (i.e., Sams). In March, we decreased our Commercial Lines transportation network company (TNC) business net premiums written $110.5 million to reflect the decrease in actual miles driven during the period and a revised estimate of the miles to be driven during the remainder of the policy terms. See Overview – Insurance Operations for a further discussion. We will continue to monitor the actual miles driven to determine if any future adjustments need to be recorded.
We started to see a reduction in our new Personal and Commercial Lines policies post-COVID-19. Although new policies are necessary to maintain a growing book of business, we continue to recognize the importance of retaining our current customers as a critical component of our continued growth. As shown in the tables below, we measure retention by policy life expectancy. We disclose our changes in policy life expectancy using a trailing 12-month period, since we believe this measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. We also review our customer retention for our personal auto products using a trailing 3-month period. Although using a trailing 3-month measure does not address seasonality and can reflect more volatility, this measure is more responsive to current experience and can be an indicator of how our retention rates are moving.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments.
D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year Quarter
	2020	2019
Applications
New	2%	8%
Renewal	10	12
Written premium per policy - Auto	1	3
Policy life expectancy - Auto
Trailing 3-months	(1)	(2)
Trailing 12-months	0	(1)
In our Personal Lines business, the increase in both new and renewal applications resulted from increases in both our personal auto and special lines products. We generated new and renewal personal auto application growth of about 1% and 10%, respectively, compared to the first quarter last year. During the quarter, auto quote volume increased 2% and the rate of conversion decreased 1%. However, during the period after COVID-19 restrictions were imposed, new consumer shopping significantly declined. Post-COVID-19 restrictions, our new auto application growth declined 23%, quote volume decreased 21%, and rate of conversion decreased 6%, compared to the same period last year.
We continued to experience slight increases in average written premium per auto policy during the first quarter 2020, primarily driven by a shift in mix to products and consumer segments with higher premiums and an increase in insured vehicles per policy.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel.
The Agency Business

	Growth Over Prior Year Quarter
	2020	2019
Applications - Auto
New	(3)%	9%
Renewal	9	11
Written premium per policy - Auto	1	3
Policy life expectancy - Auto
Trailing 3-months	2	0
Trailing 12-months	4	1
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the first quarter, the Agency business experienced a 3% decline in new application growth and a 9% increase renewal application growth, and generated new auto application growth in only 18 states, including only two of our top 10 largest Agency states. During the quarter auto quote volume was flat and the rate of conversion decreased 3%.
While application growth during the quarter in the renewal business was not significantly impacted by COVID-19 restrictions, new applications growth decreased significantly. Prior to COVID-19 restrictions, on a year-to-date basis through February 2020, we experienced total Agency new auto application growth of 5%, quote volume growth of 9%, and a rate of conversion decrease of 2%, compared to the same period last year. Subsequent to the implementation of COVID-19 restrictions, our Agency auto new application growth declined 27%, quote volume decreased 23%, and rate of conversion decreased 8%, compared to the same period last year. See Overview – COVID-19 for further discussion.
We analyze growth in each of our four consumers segments (e.g., inconsistently insured, consistently insured and maybe a renter, homeowners who do not bundle auto and home, and homeowners who bundle auto and home). The only segment that did not experience new application and policy in force growth during the first quarter 2020 was the inconsistently insured segment (i.e., Sams), with the largest percentage of new application increases from both our non-bundled homeowner (i.e., Wrights) and bundled auto and home consumer segments (i.e., Robinsons), albeit on a smaller base.
On a year-over-year basis for the first quarter 2020, Agency auto written premium per policy increased 3% for new business and 1% for renewal business, partially reflecting shifts in policy terms. During the trailing 12-month period, we experienced an increase in the percentage of bundled Agency auto policies written for 12-month terms, which have about twice the amount of net premiums written compared to 6-month policies. At the end of the first quarter 2020, 10% of our Agency auto policies in force were 12-month policies, compared to about 8% a year earlier.
The Direct Business

	Growth Over Prior Year Quarter
	2020	2019
Applications - Auto
New	5%	8%
Renewal	11	16
Written premium per policy - Auto	0	3
Policy life expectancy - Auto
Trailing 3-months	(4)	(5)
Trailing 12-months	(3)	(3)
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. Similar to the impact experienced in our Agency business, the quarterly results of the Direct business were negatively impacted by COVID-19 restrictions during the quarter.
The Direct business experienced new and renewal application growth of about 5% and 11%, respectively, and generated new auto application growth in 33 states, including eight of our top 10 largest Direct states. During the quarter auto quote volume increased 4% and the rate of conversion was flat.
While application growth during the quarter in the renewal business was not significantly impacted by COVID-19 restrictions, new applications growth decreased significantly. Prior to COVID-19 restrictions, on a year-to-date basis through February 2020, we experienced total Direct new auto application growth of 14%, quote volume growth of 14%, and rate of conversion growth of 1%, compared to the same period last year. Subsequent to the implementation of COVID-19 restrictions, our Direct auto new application growth decreased 20%, our quote volume decreased 18%, and our rate of conversion decreased 4%, compared to the same period last year. See Overview – COVID-19 for further discussion.
During the first quarter, all consumer segments saw increases in Direct auto new applications and policies in force. With the marketing investments that continued to target auto/home bundlers, we grew our Direct Robinsons applications at a rate about five times faster than the other consumer segments combined, albeit on a smaller base.
On a year-over-year basis for the first quarter 2020, Direct auto written premium per policy was flat for new and renewal business.
E. Commercial Lines

	Growth Over Prior Year Quarter
	2020	2019
Applications - Auto
New	5%	11%
Renewal	8	9
Written premium per policy - Auto	4	15
Policy life expectancy - Auto - trailing 12-months	1	(3)
Our Commercial Lines business operates in five traditional business markets, which include business auto, for-hire transportation, contractor, for-hire specialty, and tow markets and is primarily written through the agency channel.

Similar to our experience in our Personal Lines businesses, the quarterly results of our Commercial Lines business were negatively impacted by COVID-19 restrictions, which influenced the demands and general consumer habits for goods and services provided by our Commercial Lines customers and required that certain businesses undergo temporary closure.
Commercial Lines experienced new and renewal application growth of 5% and 8%, respectively, during the quarter, however, new consumer shopping significantly declined during the period after COVID-19 restrictions were imposed. During the first quarter, quote volume decreased 1% and the rate of conversion increased 5%.
While application growth during the quarter in the renewal business was not significantly impacted by COVID-19 restrictions, new applications growth decreased significantly. Prior to COVID-19 restrictions, on a year-to-date basis through February
2020, we experienced application growth of 15%, quote volume growth of 8%, and rate of conversion growth of 5%, compared to the same period last year. Subsequent to the implementation of COVID-19 restrictions, our new application growth decreased 29%, our quote volume decreased 28%, and our rate of conversion decreased 1%, compared to the same period last year.
F. Property

	Growth Over Prior Year Quarter
	2020	2019
Applications
New	7%	3%
Renewal	17	25
Written premium per policy	1	0
Our Property business writes residential property insurance for homeowners, other property owners, and renters, in the agency and direct channels. During the first quarter 2020, our Property business experienced an increase in new applications, primarily driven from the growth in our bundled Robinsons consumer segment, previously noted in our Personal Lines Agency and Direct discussions, and a strong housing market for new home sales through the period. While COVID-19 restrictions had a negative impact our Personal Lines and Commercial Lines segments, our Property segment was not notably impacted during the first quarter 2020.
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future period. At March 31, 2020, we reported a net deferred tax asset, and a net deferred tax liability at March 31, 2019, and December 31, 2019. At March 31, 2020 and 2019, and December 31, 2019, we had net current income taxes payable of $508.0 million, $480.3 million, and $195.5 million, respectively, which were reported as part of other liabilities.
Our effective tax rate was 20.1% for the first quarter 2020, compared to 30.9% for the same period last year. The higher effective rate for the prior year was due primarily to the reversal of tax credits and other tax benefits previously recognized from certain renewable energy investments, where the sponsor plead guilty to fraud through these investments and the tax credits and other benefits related to those investments were not valid. See Note 5 – Income Taxes in our 2019 Annual Report to Shareholders for a further discussion.

IV. RESULTS OF OPERATIONS – INVESTMENTS
A. Investment Results
Our management philosophy governing the portfolio is to evaluate investment results on a total return basis. The fully taxable equivalent (FTE) total return includes recurring investment income, adjusted to a fully taxable amount for certain securities that receive preferential tax treatment (e.g., municipal securities), and total net realized, and changes in total net unrealized, gains (losses) on securities.

The following table summarizes investment results for the periods ended March 31:

	Three Months
	2020	2019
Pretax recurring investment book yield (annualized)	2.7%	3.1%
Weighted average FTE book yield (annualized)	2.7	3.2
FTE total return:
Fixed-income securities	1.2	2.3
Common stocks	(20.5)	13.3
Total portfolio	(0.6)	3.2

The fixed-income portfolio duration was 3.0 years and 2.6 years at March 31, 2020 and 2019, respectively. The fixed-income portfolio generated a positive return for the quarter based on the declines in interest rates since December 31, 2019. By mid-March, credit spreads significantly widened as the market anticipated the effects of COVID-19 and the subsequent government responses on the economy. By quarter end, our non-Treasury securities experienced lower valuations as investors moved quickly away from instruments that contained credit risk. Our equity indexed portfolio was within the +/- 50 bps on a GAAP basis tracking error to the Russell 1000 Index for the first quarter of 2020. We received the final cash distribution from the unwinding of our managed equity portfolio during February, completing the closure of that fund.

A further break-down of our FTE total returns for our portfolio for the periods ended March 31, follows:

	Three Months
	2020	2019
Fixed-income securities:
U.S. Treasury Notes	6.3%	1.6%
Municipal bonds	2.7	1.8
Corporate bonds	(0.7)	3.7
Residential mortgage-backed securities	(2.8)	0.9
Commercial mortgage-backed securities	(2.8)	2.4
Other asset-backed securities	(0.5)	1.1
Preferred stocks	(12.2)	6.3
Short-term investments	0.4	0.6
Common stocks:
Indexed	(20.5)	13.4
Actively managed	0	12.1

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
March 31, 2020
U.S. government obligations	$11,495.7	28.5%	4.2	AAA
State and local government obligations	2,304.2	5.7	3.9	AA+
Corporate debt securities	9,491.9	23.5	3.6	BBB+
Residential mortgage-backed securities	556.6	1.4	0.8	AA
Commercial mortgage-backed securities	5,664.3	14.0	2.4	AA
Other asset-backed securities	4,639.1	11.5	0.9	AAA-
Preferred stocks	1,058.2	2.6	2.5	BBB-
Short-term investments	2,524.2	6.3	0.1	A
Total fixed-income securities	37,734.2	93.5	3.0	AA-
Common equities	2,608.1	6.5	na	na
Total portfolio[2,3]	$40,342.3	100.0%	3.0	AA-
March 31, 2019
U.S. government obligations	$9,770.5	28.3%	3.5	AAA
State and local government obligations	1,515.8	4.4	2.8	AA+
Corporate debt securities	7,978.0	23.1	3.2	BBB
Residential mortgage-backed securities	613.0	1.8	0.8	AA-
Commercial mortgage-backed securities	3,853.6	11.2	2.5	AA-
Other asset-backed securities	3,839.8	11.1	1.0	AA+
Preferred stocks	1,346.6	3.9	2.6	BBB-
Short-term investments	2,584.7	7.5	0.1	AA
Total fixed-income securities	31,502.0	91.3	2.6	AA-
Common equities	3,010.5	8.7	na	na
Total portfolio[2,3]	$34,512.5	100.0%	2.6	AA-
December 31, 2019
U.S. government obligations	$13,251.1	33.7%	4.9	AAA
State and local government obligations	1,713.3	4.4	3.1	AA+
Corporate debt securities	7,067.7	18.0	2.7	BBB
Residential mortgage-backed securities	627.5	1.6	0.9	AA
Commercial mortgage-backed securities	5,076.2	12.9	2.0	AA
Other asset-backed securities	5,179.5	13.2	0.8	AAA-
Preferred stocks	1,233.9	3.2	2.6	BBB-
Short-term investments	1,798.8	4.6	0.1	AA-
Total fixed-income securities	35,948.0	91.6	3.0	AA
Common equities	3,306.3	8.4	na	na
Total portfolio[2,3]	$39,254.3	100.0%	3.0	AA
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
2Our portfolio reflects the effect of net unsettled security transactions; we had $598.0 million and $11.9 million in other liabilities at March 31, 2020 and December 31, 2019, respectively, compared to $76.5 million in other assets at March 31, 2019.
3The total fair value of the portfolio at March 31, 2020 and 2019, and December 31, 2019, included $2.6 billion, $1.2 billion, and $3.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions. During the first quarter 2020, we paid $1.4 billion of common share dividends and issued $1.0 billion of senior notes, both of which impacted the amount held in this non-insurance subsidiary.

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

The following table shows the composition of our Group I and Group II securities:

	March 31, 2020		March 31, 2019		December 31, 2019
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$357.4	0.9%	$672.0	1.9%	$327.2	0.8%
Redeemable preferred stocks[1]	62.4	0.1	161.1	0.5	117.6	0.3
Nonredeemable preferred stocks	933.4	2.3	1,095.4	3.2	1,038.9	2.7
Common equities	2,608.1	6.5	3,010.5	8.7	3,306.3	8.4
Total Group I securities	3,961.3	9.8	4,939.0	14.3	4,790.0	12.2
Group II securities:
Other fixed maturities[2]	33,856.8	83.9	26,988.8	78.2	32,665.5	83.2
Short-term investments	2,524.2	6.3	2,584.7	7.5	1,798.8	4.6
Total Group II securities	36,381.0	90.2	29,573.5	85.7	34,464.3	87.8
Total portfolio	$40,342.3	100.0%	$34,512.5	100.0%	$39,254.3	100.0%
1Includes non-investment-grade redeemable preferred stocks of $71.0 million and $40.2 million at March 31, 2019 and December 31, 2019, respectively; we held no non-investment-grade redeemable preferred stocks at March 31, 2020.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $62.4 million, $90.1 million, and $77.4 million at March 31, 2020 and 2019, and December 31, 2019, respectively.
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

Unrealized Gains and Losses
As of March 31, 2020, our fixed-maturity portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $538.9 million, compared to $246.9 million and $459.4 million at March 31, 2019 and December 31, 2019, respectively. The changes in interest rates during the first three months of 2020, contributed to the increase in unrealized gains, compared to year-end and first quarter 2019. As COVID-19 restrictions increased in scope and duration, our portfolio experienced valuation decreases in all sectors, except for U.S. Treasury Notes, which had increases that partially offset the losses.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Holding Period Gains and Losses

The following table provides the gross and net holding period gain (loss) balance and activity during the three months ended March 31, 2020:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Beginning of period
Hybrid fixed-maturity securities	$7.8	$0	$7.8
Equity securities	2,263.9	(15.5)	2,248.4
Balance at December 31, 2019	2,271.7	(15.5)	2,256.2
Year-to-date change in fair value
Hybrid fixed-maturity securities	(7.7)	(23.5)	(31.2)
Equity securities	(733.3)	(104.3)	(837.6)
Total holding period gains (losses) during the period	(741.0)	(127.8)	(868.8)
End of period
Hybrid fixed-maturity securities	0.1	(23.5)	(23.4)
Equity securities	1,530.6	(119.8)	1,410.8
Balance at March 31, 2020	$1,530.7	$(143.3)	$1,387.4

Changes in holding period gains (losses), similar to unrealized gains (losses) in our fixed-maturity portfolio, are the result of changes in market performance as well as sales of securities based on various portfolio management decisions.
Credit Allowance and Uncollectible Losses
We did not record any allowances for credit losses or any write-offs on securities held in our investment portfolio during the first quarter of 2020. The fixed-income markets experienced heightened volatility during the first quarter and the value of our fixed-maturity portfolio, excluding U.S. Treasuries, decreased during the first quarter 2020 as a result of market movement. As the pandemic spread across the U.S. and governments reacted by implementing sheltering in place orders, the credit risks on bonds widened, reducing our valuations on the majority of our securities. We saw the losses rise in the portfolio through mid-to-late March, but began to recover by the end of the quarter. Prior to the pandemic, all the securities in our portfolio were expected to pay their principal and interest obligations and we continue to hold that expectation at quarter end. In determining not to record any allowance or any write-off, we considered this fact and recent Federal actions taken to support the U.S. economy. See Critical Accounting Policies for additional discussion.

Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks.
Following are the primary exposures for our fixed-income portfolio. Details of the individual constraints can be found in the Management’s Discussion and Analysis included in our 2019 Annual Report.

•	Interest rate risk - our duration of 3.0 years at March 31, 2020, fell within our acceptable range.

◦	The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2020	March 31, 2019	December 31, 2019
1 year	24.6%	21.6%	23.9%
2 years	13.6	19.7	11.8
3 years	22.8	23.6	20.6
5 years	21.3	19.9	23.1
7 years	11.2	11.5	15.1
10 years	6.5	3.8	5.5
20 years[1]	0	(0.1)	0
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The negative duration in the 20-year category at March 31, 2019, arose from the variable rate nature of the dividends on some of our preferred stocks. If not called at their call dates, the dividends on these securities will generally reset from a fixed rate to a floating rate, which could cause these securities to trade at a discount and, therefore, with a negative duration as the securities’ valuation will likely rise if the floating rate moves higher.

•	Credit risk - our credit quality rating was above the minimum threshold during the first quarter 2020.

◦	The credit quality distribution of the fixed-income portfolio was:

Rating	March 31, 2020	March 31, 2019	December 31, 2019
AAA	54.4%	52.0%	60.8%
AA	8.7	12.2	9.9
A	12.5	7.9	7.9
BBB	22.7	23.9	19.5
Non-investment grade/non-rated[1]
BB	1.3	2.8	1.4
B	0.2	0.9	0.3
CCC and lower	0	0	0
Non-rated	0.2	0.3	0.2
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 1.5% of the total fixed-income portfolio at March 31, 2020, compared to 3.5% at March 31, 2019 and 1.7% at December 31, 2019.

•
Concentration risk - we did not have any investments in a single issuer, either overall or in the context of individual assets classes and sectors, that exceeded our thresholds during the first quarter 2020.

•	Prepayment and extension risk - we did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the first quarter 2020.

•	Liquidity risk - our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements.

◦
The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $5.0 billion, or 21.3%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2020. Cash from interest and dividend payments provides an additional source of recurring liquidity.

◦	The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at March 31, 2020:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$337.8	0.7
One to two years	1,405.7	1.6
Two to three years	2,011.0	2.6
Three to five years	3,657.8	4.0
Five to seven years	3,197.5	5.9
Seven to ten years	885.9	8.5
Total U.S. Treasury Notes	$11,495.7	4.2
ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)[1]
March 31, 2020
Residential mortgage-backed securities	$556.6	$(17.7)	5.1%	0.8	AA
Commercial mortgage-backed securities	5,664.3	(158.1)	52.2	2.4	AA
Other asset-backed securities	4,639.1	(35.7)	42.7	0.9	AAA-
Total asset-backed securities	$10,860.0	$(211.5)	100.0%	1.7	AA+
March 31, 2019
Residential mortgage-backed securities	$613.0	$3.1	7.4%	0.8	AA-
Commercial mortgage-backed securities	3,853.6	28.0	46.4	2.5	AA-
Other asset-backed securities	3,839.8	5.5	46.2	1.0	AA+
Total asset-backed securities	$8,306.4	$36.6	100.0%	1.7	AA
December 31, 2019
Residential mortgage-backed securities	$627.5	$2.5	5.8%	0.9	AA
Commercial mortgage-backed securities	5,076.2	55.5	46.6	2.0	AA
Other asset-backed securities	5,179.5	14.8	47.6	0.8	AAA-
Total asset-backed securities	$10,883.2	$72.8	100.0%	1.4	AA+
1 The credit quality ratings in the table above are assigned by NRSROs.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBSs, along with the loan classification and a comparison of the fair value at March 31, 2020, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at March 31, 2020)
($ in millions) Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$389.6	$1.9	$391.5	70.3%
AA	59.8	0.6	60.4	10.8
A	25.4	0	25.4	4.6
BBB	12.1	0	12.1	2.2
Non-investment grade/non-rated:
BB	15.9	0	15.9	2.9
B	5.1	0	5.1	0.9
CCC and lower	12.2	0	12.2	2.2
Non-rated	34.0	0	34.0	6.1
Total fair value	$554.1	$2.5	$556.6	100.0%
Increase (decrease) in value	(3.1)%	0.7%	(3.1)%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our RMBSs, $59.2 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $8.0 million, or 1.4% of our total RMBSs, are not rated by the NAIC and are classified as Group I.
2The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

In the residential mortgage-backed sector, we see solid fundamentals, such as high credit quality borrowers and strong structural protections through underlying loan collateralization; however, its risk/reward potential is lower relative to other comparable investments. We did relatively small additions in the residential mortgage-backed sector in the first quarter 2020. As of March 31, 2020, our portfolio is comprised of seasoned, stabilized, short duration legacy bonds with high credit protection and post-crisis jumbo bonds that are backed by high-quality borrowers.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBSs, along with a comparison of the fair value at March 31, 2020, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at March 31, 2020)
($ in millions) Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$372.4	$2,524.7	$2,897.1	51.2%
AA	146.4	1,310.1	1,456.5	25.7
A	145.0	699.7	844.7	14.9
BBB	31.6	395.8	427.4	7.5
Non-investment grade/non-rated:
BB	0	38.1	38.1	0.7
B	0.5	0	0.5	0
Total fair value	$695.9	$4,968.4	$5,664.3	100.0%
Increase (decrease) in value	(0.2)%	(3.1)%	(2.7)%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBSs, $19.7 million of our investment-grade securities are rated non-investment-grade and classified as Group I, resulting in $58.3 million, or 1.0% of our total CMBSs, being classified as Group I.

During the quarter, we focused our purchases on both primary and secondary acquisitions of single asset single borrower securities. Early in the quarter, we added a select number of new issue bonds in addition to selectively adding bonds in the secondary market. As credit markets became more volatile, and primary issuance slowed down, toward the last half of February and during March, we focused more on secondary acquisitions of both fixed- and floating-rate bonds. In our fixed-rate purchases, we acquired longer duration securities which we believe will have a more attractive return profile than comparable shorter duration securities at current market spreads.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABSs, along with a comparison of the fair value at March 31, 2020, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at March 31, 2020)
($ in millions) Rating	Automobile	Credit Card	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$1,962.8	$662.3	$251.2	$0	$1,065.6	$89.5	$4,031.4	86.9%
AA	49.2	0	34.0	0	55.0	0	138.2	3.0
A	31.6	0	20.8	0	100.2	35.9	188.5	4.1
BBB	0	0	0	281.0	0	0	281.0	6.0
Total fair value	$2,043.6	$662.3	$306.0	$281.0	$1,220.8	$125.4	$4,639.1	100.0%
Increase (decrease) in value	(0.2)%	(0.4)%	0.3%	(4.6)%	(1.1)%	(3.0)%	(0.8)%

As valuations across financial markets were less attractive in the early part of the first quarter 2020, asset-backed securities offered better relative value. Given our views on where we were in the economic cycle, we added in AAA rated securitizations. We added across the spectrum to our other asset-backed securities portfolio, but we primarily focused on auto, equipment, and credit card backed loans. In the last half of February and during March, we slowed down purchases as we determined other sectors offered better total return opportunities.
MUNICIPAL SECURITIES
The following table details the credit quality rating of our municipal securities at March 31, 2020, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2020)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$627.9	$377.8	$1,005.7
AA	482.2	619.9	1,102.1
A	0	187.8	187.8
BBB	2.8	5.8	8.6
Total	$1,112.9	$1,191.3	$2,304.2

Included in revenue bonds were $615.0 million of single-family housing revenue bonds issued by state housing finance agencies, of which $433.7 million were supported by individual mortgages held by the state housing finance agencies and $181.3 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae mortgages, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

As market spreads became more attractive in March, we added some high quality state General Obligations, Water & Sewer, Airport, and Higher Education Revenue bonds. Our focus was on longer duration securities which we believe will have a more attractive return profile than comparable shorter duration securities.

CORPORATE SECURITIES
The following table details the credit quality rating of our corporate securities at March 31, 2020:

Corporate Securities (at March 31, 2020)
(millions) Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$31.9	$0	$0	$0	$31.9
AA	153.0	0	0	213.1	59.4	0	11.0	436.5
A	775.7	266.9	281.2	1,207.3	250.1	4.1	22.0	2,807.3
BBB	2,385.7	1,203.3	180.0	1,189.5	355.7	41.7	569.2	5,925.1
Non-investment grade/non-rated:
BB	26.2	61.1	63.1	0	43.8	0	27.2	221.4
B	59.7	0	0	0	0	0	10.0	69.7
Total fair value	$3,400.3	$1,531.3	$524.3	$2,641.8	$709.0	$45.8	$639.4	$9,491.9

During March 2020, as credit spreads widened significantly and many issuers were looking to strengthen their balance sheets and improve their liquidity positions, we selectively increased our allocation to corporate bonds. We focused on adding investment-grade securities that are less vulnerable to the current economic environment while our high yield allocation remained small.

Overall, our corporate securities are a larger percentage of the fixed-income portfolio when compared to the end of 2019. At March 31, 2020, the portfolio was approximately 25% of our fixed-income portfolio, compared to approximately 20% at December 31, 2019. In addition, we lengthened duration during the year and ended the first quarter of 2020 at 3.6 years, compared to 2.7 years at the end of 2019. This extension is primarily the result of our assessment that more attractive opportunities and wider spread levels existed in the corporate sector.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
The table below shows the exposure break-down by sector and rating at March 31, 2020:

Preferred Stocks (at March 31, 2020)
	Financial Services
(millions) Rating	U.S. Banks	Foreign Banks	Insurance	Other	Industrials	Utilities	Total
A	$45.8	$0	$0	$8.6	$0	$0	$54.4
BBB	555.0	0	92.6	54.7	68.4	9.2	779.9
Non-investment grade/non-rated:
BB	66.0	77.3	0	0	15.3	32.0	190.6
B	0	0	0	5.0	0	0	5.0
Non-rated	0	0	0	13.1	15.2	0	28.3
Total fair value	$666.8	$77.3	$92.6	$81.4	$98.9	$41.2	$1,058.2
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
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of March 31, 2020, all of our preferred securities continued to pay their dividends in full and on time. Approximately 79% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.

The value of our preferred stock portfolio decreased during March 2020, as equities dropped, credit spreads widened, and treasury yields moved lower due to investor sentiment to reduce risk investments as a result of the economic impact of COVID-19 restrictions. The losses on our securities peaked during mid-to-late March, with improvements at quarter-end.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	March 31, 2020		March 31, 2019		December 31, 2019
Indexed common stocks	$2,607.8	100.0%	$2,844.4	94.5%	$3,306.0	100.0%
Managed common stocks	0	0	165.8	5.5	0	0
Total common stocks	2,607.8	100.0	3,010.2	100.0	3,306.0	100.0
Other risk investments	0.3	0	0.3	0	0.3	0
Total common equities	$2,608.1	100.0%	$3,010.5	100.0%	$3,306.3	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the Russell 1000 Index. We held 856 out of 998, or 86%, of the common stocks comprising the index at March 31, 2020, which made up 95% of the total market capitalization of the index. At March 31, 2020, the year-to-date total return, based on GAAP income, was within our contractual tracking error, which is +/- 50 basis points. By the middle of the first quarter 2020, we completed the 2019 planned exit of our managed equity portfolio, receiving the final distribution of remaining cash.
The common equity markets were volatile during the quarter, especially since the onset of the COVID-19 pandemic, and our common stock portfolio reflected that market volatility. During February, as the COVID-19 issue became more global, stock valuations declined and our portfolio ended February with a year-to-date loss of 8.1%. As the pandemic issues increased during March, the common stock portfolio continued to decline, ending the month of March down 13.4% and year-to-date through the first quarter, down 20.5%.

V. CRITICAL ACCOUNTING POLICIES
Progressive is required to make certain estimates and assumptions when preparing its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates in a variety of areas. The two areas we view as most critical with respect to the application of estimates and assumptions is the establishment of our loss reserves and the methods for measuring expected credit losses on financial instruments. Below is a discussion of the expected credit losses on financial instruments. See Management’s Discussion and Analysis; Critical Accounting Policies in our 2019 Annual Report to Shareholders for further information on the estimates and assumptions related to the establishment of our loss reserves.
A. Credit Losses on Financial Instruments
An allowance for credit losses is established when the ultimate realization of a financial instrument is determined to be impaired due to a credit event. Measurement of expected credit losses is based on judgment when considering relevant information about past events, including historical loss experience, current conditions, and forecasts of the collectability of the reported financial instrument. The allowance for expected credit losses is measured and recorded at the point ultimate recoverability of the financial instrument is expected to be impaired, including upon the initial recognition of the financial instrument, where warranted. We evaluate financial instrument credit losses related to our available-for-sale securities, reinsurance recoverables, and premiums receivables.
Available-For-Sale Securities
We routinely monitor our fixed-maturity portfolio for pricing changes that might indicate potential losses exist and perform detailed reviews of securities with unrealized losses to determine if an allowance for credit losses, a change to an existing allowance (recovery or additional loss), or a write-off for an amount deemed uncollectible needs to be recorded. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to: (i) credit related losses, which are specific to the issuer (e.g., financial conditions, business prospects) where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security or (ii) market related factors, such as interest rates or credit spreads.
If we determine that the unrealized loss is related to credit, and we do not expect to hold the security to allow for a potential recovery of those expected losses, we will write-off the security to fair value and recognize a realized loss in the comprehensive income statements.
For securities whose losses are credit related losses, and for which we do not intend to sell in the near term, we will review the non-market components to determine if a potential future credit loss exists, based on existing financial data available related to the fixed-maturity securities. If we anticipate that a credit loss exists, we will record an allowance for the credit loss and recognize a realized loss in the comprehensive income statement. For all securities for which an allowance for credit losses has been established, we will re-evaluate the securities, at least quarterly, to determine if further deterioration has occurred or if we project a subsequent recovery in the expected losses, which would require an adjustment to the allowance for credit losses. If subsequent to establishing an allowance for credit losses we determine that the security is likely to be sold prior to the recovery of the credit loss or if the loss is deemed uncollectible, we will reverse the allowance for credit losses and write-off the security to its fair value.
For an unrealized loss that is determined to be related to current market conditions, we will not record an allowance for credit losses or a write-off of the fair value. We will continue to monitor these securities to determine if underlying factors other than the current market conditions are contributing to the loss in value.
Based on an analysis of our fixed-maturity portfolio, we have determined our allowance for credit losses related to available-for-sale securities was not material to our financial condition or results of operations for the period ending March 31, 2020.
Reinsurance Recoverables
We routinely monitor changes in the credit quality and concentration risks of the reinsurers who are counter parties to our reinsurance recoverables. At March 31, 2020, approximately 80% of our reinsurance recoverables were held in several mandatory state pools, including the Michigan Catastrophic Claims Association, Florida Hurricane Catastrophe Fund, and North Carolina Reinsurance Facility, and in plans where we act as a servicing agent to state-mandated involuntary plans for commercial vehicles (Commercial Automobile Insurance Procedures/Plans) and as a participant in the “Write Your Own” program for federally regulated plans for flood (National Flood Insurance Program). All of these programs are governed by insurance regulations. The remaining balance of our recoverables are composed of voluntary external contractual arrangements that primarily relate to the Property business and to our transportation network company (TNC) business written by our Commercial Lines business. For these privately placed reinsurance arrangements, we regularly monitor reinsurer credit strength and analyze our reinsurance recoverable balances for expected credit losses at least quarterly, or more frequently if indicators of reinsurer credit deterioration, either individually or in aggregate, exists. For at-risk uncollateralized recoverable balances, we evaluate a number of reinsurer specific factors, including reinsurer credit quality rating, credit rating outlook, historical experience, reinsurer surplus, recoverable duration, and collateralization composition in respect to our net exposure (i.e., the reinsurance recoverable amount less premiums payable to the reinsurer, where the right to offset exists). Based on this assessment, reinsurers with credit risks will be individually subject to a credit default model, and an allowance for credit loss will be established, where warranted.
Based on the analysis of reinsurers, we have determined our allowance for credit losses related to our reinsurance recoverables was not material to our financial condition or results of operations for the period ending March 31, 2020.
Premium Receivables
We routinely monitor historical premium collections data for our premiums receivable balances, through actuarial analyses, to project the future recoverability of currently recorded receivables. As part of these analyses, we determine historical collectability rates and modify those rates based on current economic assumptions, to establish estimates on default. These rates are applied to the stratified subsets of our consumer receivable balances, to establish an allowance for doubtful accounts. Progressive’s premiums receivable are short-term in nature and, generally, premiums are collected prior to providing risk coverage, minimizing our exposure to credit risk. See Note 1 – Basis of Presentation for a change in the allowance account during the three months ended March 31, 2020.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that certain statements in this report not based upon historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements often use words such as “estimate,” “expect,” “intend,” “plan,” “believe,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. Forward-looking statements are based on current expectations and projections about future events, and are subject to certain risks, assumptions and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to:

•	our ability to underwrite and price risks accurately and to charge adequate rates to policyholders;

•	our ability to establish accurate loss reserves;

•	the impact of severe weather, other catastrophe events and climate change;

•	the effectiveness of our reinsurance programs;

•	the highly competitive nature of property-casualty insurance markets;

•	whether we innovate effectively and respond to our competitors’ initiatives;

•	whether we effectively manage complexity as we develop and deliver products and customer experiences;

•	how intellectual property rights could affect our competitiveness and our business operations;

•	whether we adjust claims accurately;

•	our ability to maintain a recognized and trusted brand;

•	our ability to attract, develop and retain talent and maintain appropriate staffing levels;

•	compliance with complex laws and regulations;

•	litigation challenging our business practices, and those of our competitors and other companies;

•	the impacts of a security breach or other attack involving our computer systems or the systems of one or more of our vendors;

•	the secure and uninterrupted operation of the facilities, systems, and business functions that are critical to our business;

•	the success of our efforts to develop new products or enter into new areas of business and navigate related risks;

•	our continued ability to send and accept electronic payments;

•	the possible impairment of our goodwill or intangible assets;

•	the performance of our fixed-income and equity investment portfolios;

•	the potential elimination of, or change in, the London Interbank Offered Rate;

•	our continued ability to access our cash accounts and/or convert securities into cash on favorable terms;

•	the impact if one or more parties with which we enter into significant contracts or transact business fail to perform;

•	legal restrictions on our insurance subsidiaries’ ability to pay dividends to The Progressive Corporation;

•	limitations on our ability to pay dividends on our common shares under the terms of our outstanding preferred shares;

•	our ability to obtain capital when necessary to support our business and potential growth;

•	evaluations by credit rating and other rating agencies;

•	the variable nature of our common share dividend policy;

•	whether our investments in certain tax-advantaged projects generate the anticipated returns;

•	the impact from not managing to short-term earnings expectations in light of our goal to maximize the long-term value of the enterprise;

•	impacts from the outbreak of the novel coronavirus, or COVID-19, and the restrictions put in place to help slow and/or stop the spread of the virus; and

•
other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission, including, without limitation, the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2019.

In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when we establish reserves for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.0 years at both March 31, 2020 and December 31, 2019, and 2.6 years at March 31, 2019. The weighted average beta of the equity portfolio was 1.00 at both March 31, 2020 and December 31, 2019, and 1.01 at March 31, 2019. While interest rates declined, credit spreads widened, and equity valuations declined since December 31, 2019, amid the COVID-19 pandemic, we have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4. Controls and Procedures.
We, under the direction of our Chief Executive Officer and our Chief Financial Officer, have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated our disclosure controls and procedures as of the end of the period covered by this report, including consideration of the impact of COVID-19 restrictions and the company’s current work-from-home environment on the execution of our disclosure controls and procedures and our internal controls over financial reporting. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effectively serving the stated purposes as of the end of the period covered by this report.
There have not been any material changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting our business are discussed in Item 1A, Risk Factors to our Annual Report on Form 10-K for the year ended December 31, 2019. The following is in addition to the risk factors that were discussed in that report.

The outbreak of the novel coronavirus, or COVID-19, and the restrictions put in place to help slow and/or stop the spread of the virus, could materially adversely affect our business and results of operations.

The spread of COVID-19 throughout the United States and the international community has had, and could continue to have, a negative impact on financial markets, general economic conditions, our businesses, and our financial results. Depending on the duration and severity of the coronavirus pandemic, our businesses, our operations and our financial results could continue to be negatively impacted in a number of ways, including, but not limited to, the following:

•
Demand for our insurance products and our premium revenue could be reduced, perhaps significantly, if customers drive less or are unable to afford insurance, insurance shopping patterns are disrupted, vehicle and home purchases are curtailed, small businesses suspend or discontinue operations, the usage of transportation network company businesses continues to be below historic levels, insurance agencies are unable or unwilling to write business, or our competitors offer products or benefits more appealing to customers or more responsive to their needs, among other factors

•	Our ability to price our products accurately for new and renewal policies could be negatively impacted, as could our ability to effectively respond to the initiatives of our competitors

•
Claims trends could become more volatile, inflation rates could diverge significantly from our expectations, vehicle and home repair industries could be significantly disrupted, and the availability of medical resources be limited, potentially resulting in higher claims severity and increased costs to resolve claims, as well as adversely impacting our ability to staff our Claims group appropriately, resolve claims accurately and efficiently, and establish accurate loss reserves

•
Legislative or  regulatory actions, or court decisions, could impact our business in unexpected ways, including, without limitation, by: requiring us to change the way we price or select risks to insure; altering our rights and obligations under our issued policies, such as prohibiting the denial of claims, the cancellation of policies, or the collection of premiums; or imposing payment obligations on us and other insurers in our industry for losses and costs that otherwise would be uninsured

•
The cumulative costs required by such governmental actions, or of actions taken voluntarily by us to accommodate the needs of customers, including, but not limited to, providing credits or other payments to policyholders and billing leniency efforts, such as providing relief from policy cancellations or non-renewals, and related debt write offs, could be substantial

•	Unexpected changes in consumer behavior or market conditions, as well as deteriorating economic conditions, may reduce the effectiveness of our advertising

•
Illnesses suffered by key employees could prevent or delay the performance of critical business and financial reporting functions; widespread illnesses suffered by our employees may render us unable to perform normal business functions and operate our business on a day-to-day basis

•
As we have transitioned to a work from home model for most employees, their ability to maintain connectivity to our systems over the Internet and other communication networks, and uninterrupted access to the electrical grid, has become critical, and we face heightened risks relating to data security breaches and cybersecurity attacks

•
The continued functioning of our data centers and important information technology and communication systems, as well as the continued performance of and our accessibility to the systems of our various vendors, could be imperiled by widespread illnesses, illnesses suffered by key technology personnel, or work limitations or other governmental mandates

•	Our business continuity plans may prove inadequate to address the business challenges that we confront as these issues develop

•
Our vendors and counterparties to various contracts, including key vendors for our insurance, claims and technology operations, reinsurance arrangements and financial counterparties, may not be able to perform or pay the obligations required of them on a timely basis, or at all, due to key employee illnesses, widespread illnesses or other challenges that they face arising directly or indirectly from the coronavirus pandemic

Additionally, COVID-19 could negatively affect our internal controls over financial reporting as most of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment.

The potential effects of COVID-19 also could exacerbate the impacts of many of the other risk factors we identify in our Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to: litigation claims being brought against the company; the valuation, volatility, and liquidity of our debt and equity investment portfolios; the condition of domestic and global economies and financial markets; our ability to access capital markets at favorable rates if needed; our ability to access our cash accounts at banks and other financial institutions to operate our business; and the need to take impairments of goodwill or certain intangible assets. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to our risk factors that are further described in our Annual Report on Form 10-K for the year ended December 31, 2019, remain uncertain.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2020 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	321,691	$73.87	1,106,019	23,893,981
February	30,347	83.56	1,136,366	23,863,634
March	2,891	77.42	1,139,257	23,860,743
Total	354,929	$74.73

In May 2019, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity compensation awards, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the first quarter 2020, all repurchases were accomplished in conjunction with our incentive compensation awards at the then-current market prices; there were no open market purchases during the quarter. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.
Item 5. Other Information.
President and CEO Susan Patricia Griffith’s quarterly letter to shareholders is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index beginning on page 60.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	May 5, 2020	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

1	1.1
Underwriting Agreement, dated as of March 17, 2020, between The Progressive Corporation, on the one hand, and BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as underwriters, on the other hand
			Current Report on Form 8-K (filed March 26, 2020; Exhibit 1.1 therein)

4	4.1	Second Supplemental Indenture between The Progressive Corporation and U.S. Bank National Association, as trustee	Current Report on Form 8-K (filed March 26, 2020; Exhibit 4.1 therein)

4	4.2	Form of 3.20% Senior Note due 2030	Current Report on Form 8-K (filed March 26, 2020; Exhibit 4.2 therein)

4	4.3	Form of 3.95% Senior Note due 2050	Current Report on Form 8-K (filed March 26, 2020; Exhibit 4.3 therein)

10	10.1	Form of Restricted Stock Unit Award Agreement for 2020 Time-Based Awards (Executive Officers) under The Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Current Report on Form 8-K (filed March 26, 2020; Exhibit 10.1 therein)

10	10.2	Form of Restricted Stock Unit Award Agreement for 2020 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Current Report on Form 8-K (filed March 26, 2020; Exhibit 10.2 therein)

10	10.3	Form of Restricted Stock Unit Award Agreement for 2020 Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Current Report on Form 8-K (filed March 26, 2020; Exhibit 10.3 therein)

10	10.4	Form of Restricted Stock Unit Award Agreement for 2020 Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Current Report on Form 8-K (filed March 26, 2020; Exhibit 10.4 therein)

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

EXHIBIT INDEX

101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document).	Filed herewith