Form 10-Q
period 2020-06-30
PROGRESSIVE CORP/OH/
filed 2020-08-04
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
Common Shares, $1.00 par value: 585,396,906 outstanding at June 30, 2020

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2020	2019	2020	2019
(millions — except per share amounts)
Revenues
Net premiums earned	$9,648.6	$8,824.7	$19,079.3	$17,284.5
Investment income	243.8	261.3	485.0	514.2
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	260.0	67.5	575.2	113.6
Net holding period gains (losses) on securities	630.8	112.4	(238.0)	505.1
Net impairment losses recognized in earnings	0	0	0	(24.3)
Total net realized gains (losses) on securities	890.8	179.9	337.2	594.4
Fees and other revenues	129.5	134.8	283.0	265.0
Service revenues	59.0	50.0	110.6	92.6
Total revenues	10,971.7	9,450.7	20,295.1	18,750.7
Expenses
Losses and loss adjustment expenses	5,321.4	6,138.1	11,476.6	11,897.1
Policy acquisition costs	795.5	738.6	1,578.3	1,449.2
Other underwriting expenses	1,438.9	1,231.5	2,848.8	2,402.7
Policyholder credit expense	1,033.4	0	1,033.4	0
Investment expenses	4.5	6.2	9.8	12.4
Service expenses	52.8	45.3	100.3	83.4
Interest expense	56.4	47.4	104.4	94.8
Total expenses	8,702.9	8,207.1	17,151.6	15,939.6
Net Income
Income before income taxes	2,268.8	1,243.6	3,143.5	2,811.1
Provision for income taxes	478.4	264.6	654.0	749.3
Net income	1,790.4	979.0	2,489.5	2,061.8
Net (income) loss attributable to noncontrolling interest (NCI)	0	0.4	0	(4.0)
Net income attributable to Progressive	1,790.4	979.4	2,489.5	2,057.8
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	567.4	277.4	630.2	578.5
Net unrealized losses on forecasted transactions	0.2	0.2	0.4	0.4
Other comprehensive income (loss)	567.6	277.6	630.6	578.9
Other comprehensive (income) loss attributable to NCI	0	(2.6)	0	(4.9)
Comprehensive income attributable to Progressive	$2,358.0	$1,254.4	$3,120.1	$2,631.8
Computation of Earnings Per Common Share
Net income attributable to Progressive	$1,790.4	$979.4	$2,489.5	$2,057.8
Less: Preferred share dividends	6.7	6.7	13.4	13.4
Net income available to common shareholders	$1,783.7	$972.7	$2,476.1	$2,044.4
Average common shares outstanding - Basic	584.8	583.6	584.8	583.5
Net effect of dilutive stock-based compensation	2.4	3.3	2.3	3.2
Total average equivalent common shares - Diluted	587.2	586.9	587.1	586.7
Basic: Earnings per common share	$3.05	$1.67	$4.23	$3.50
Diluted: Earnings per common share	$3.04	$1.66	$4.22	$3.48

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31,
(millions — except per share amount)	2020	2019	2019
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $33,467.9, $30,588.2, and $32,643.1)	$34,726.4	$31,188.2	$33,110.3
Short-term investments (amortized cost: $4,700.5, $1,360.9, and $1,798.8)	4,700.5	1,360.9	1,798.8
Total available-for-sale securities	39,426.9	32,549.1	34,909.1
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $1,205.4, $1,060.3, and $971.3)	1,180.6	1,130.0	1,038.9
Common equities (cost: $1,128.8, $1,203.7, and $1,125.5)	3,170.4	3,135.5	3,306.3
Total equity securities	4,351.0	4,265.5	4,345.2
Total investments	43,777.9	36,814.6	39,254.3
Cash and cash equivalents	108.0	91.9	226.2
Restricted cash	1.1	1.0	1.2
Total cash, cash equivalents, and restricted cash	109.1	92.9	227.4
Accrued investment income	190.8	187.5	181.3
Premiums receivable, net of allowance of $437.9, $240.7, and $283.2	7,557.4	7,167.1	7,507.3
Reinsurance recoverables	3,654.3	3,051.5	3,378.9
Prepaid reinsurance premiums	361.3	338.0	626.5
Deferred acquisition costs	1,154.8	1,047.4	1,056.5
Property and equipment, net of accumulated depreciation of $1,241.7, $1,105.6, and $1,138.1	1,189.8	1,174.9	1,213.7
Goodwill	452.7	452.7	452.7
Intangible assets, net of accumulated amortization of $297.8, $283.6, and $314.0	199.7	258.7	228.3
Other assets	758.3	738.9	768.4
Total assets	$59,406.1	$51,324.2	$54,895.3
Liabilities
Unearned premiums	$13,055.6	$11,796.7	$12,388.8
Loss and loss adjustment expense reserves	18,512.0	16,568.6	18,105.4
Net deferred income taxes	197.1	134.5	132.5
Accounts payable, accrued expenses, and other liabilities	5,576.1	4,867.5	5,962.7
Debt[1]	5,394.7	4,406.0	4,407.1
Total liabilities	42,735.5	37,773.3	40,996.5
Redeemable noncontrolling interest (NCI)[2]	0	220.1	225.6
Shareholders’ Equity
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.5, including treasury shares of 212.1, 213.4, and 212.9)	585.4	584.1	584.6
Paid-in capital	1,614.5	1,523.3	1,573.4
Retained earnings	13,001.8	10,276.4	10,679.6
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	991.0	472.9	360.8
Net unrealized losses on forecasted transactions	(16.0)	(16.8)	(16.4)
Accumulated other comprehensive (income) loss attributable to NCI	0	(3.0)	(2.7)
Total accumulated other comprehensive income (loss) attributable to Progressive	975.0	453.1	341.7
Total shareholders’ equity	16,670.6	13,330.8	13,673.2
Total liabilities, redeemable NCI, and shareholders’ equity	$59,406.1	$51,324.2	$54,895.3

1 Consists of long-term debt. See Note 4 – Debt for further discussion.
2 See Note 12 – Redeemable Noncontrolling Interest for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2020	2019	2020	2019
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$493.9	$493.9	$493.9	$493.9
Balance, end of period	493.9	493.9	493.9	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	585.3	584.0	584.6	583.2
Treasury shares purchased	(0.1)	(0.1)	(0.4)	(0.5)
Net restricted equity awards issued/vested	0.2	0.2	1.2	1.4
Balance, end of period	585.4	584.1	585.4	584.1
Paid-In Capital
Balance, beginning of period	1,601.9	1,496.6	1,573.4	1,479.0
Amortization of equity-based compensation	21.9	26.5	45.2	46.1
Treasury shares purchased	0	0	(1.0)	(1.1)
Net restricted equity awards issued/vested	(0.2)	(0.2)	(1.2)	(1.4)
Reinvested dividends on restricted stock units	0.4	0.6	0.7	0.9
Adjustment to carrying amount of redeemable noncontrolling interest	(9.5)	(0.2)	(2.6)	(0.2)
Balance, end of period	1,614.5	1,523.3	1,614.5	1,523.3
Retained Earnings
Balance, beginning of period	11,266.2	9,358.1	10,679.6	8,386.6
Net income attributable to Progressive	1,790.4	979.4	2,489.5	2,057.8
Treasury shares purchased	(2.5)	(2.2)	(27.7)	(26.8)
Cash dividends declared on common shares ($0.10, $0.10, $0.20, and $0.20 per share)	(58.4)	(58.3)	(116.8)	(116.6)
Cash dividends declared on Serial Preferred Shares, Series B ($0, $0, $26.875, and $26.875 per share)	0	0	(13.4)	(13.4)
Reinvested dividends on restricted stock units	(0.4)	(0.6)	(0.7)	(0.9)
Other, net	6.5	0	(8.7)	(10.3)
Balance, end of period	13,001.8	10,276.4	13,001.8	10,276.4
Accumulated Other Comprehensive Income (Loss) Attributable to Progressive
Balance, beginning of period	404.2	178.1	341.7	(120.9)
Attributable to noncontrolling interest	3.2	(2.6)	2.7	(4.9)
Other comprehensive income	567.6	277.6	630.6	578.9
Balance, end of period	975.0	453.1	975.0	453.1
Total shareholders’ equity	$16,670.6	$13,330.8	$16,670.6	$13,330.8

There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2020	2019
(millions)
Cash Flows From Operating Activities
Net income	$2,489.5	$2,061.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	130.3	114.6
Amortization of intangible assets	28.6	35.9
Net amortization of fixed-income securities	42.5	1.9
Amortization of equity-based compensation	45.2	46.0
Net realized (gains) losses on securities	(337.2)	(594.4)
Net (gains) losses on disposition of property and equipment	1.8	(1.6)
Changes in:
Premiums receivable	(50.1)	(670.0)
Reinsurance recoverables	(275.4)	(355.4)
Prepaid reinsurance premiums	265.2	(28.3)
Deferred acquisition costs	(98.3)	(95.8)
Income taxes	590.6	157.4
Unearned premiums	666.8	1,110.2
Loss and loss adjustment expense reserves	406.6	1,167.8
Accounts payable, accrued expenses, and other liabilities	(2.0)	605.8
Other, net	(25.5)	(181.2)
Net cash provided by operating activities	3,878.6	3,374.7
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(18,193.5)	(13,008.4)
Equity securities	(671.3)	(230.7)
Sales:
Fixed maturities	13,749.2	8,162.1
Equity securities	382.1	131.6
Maturities, paydowns, calls, and other:
Fixed maturities	4,106.4	2,589.0
Equity securities	79.0	0
Net (purchases) sales of short-term investments	(2,883.1)	458.3
Net unsettled security transactions	266.0	297.6
Purchases of property and equipment	(110.7)	(203.2)
Sales of property and equipment	4.8	24.6
Net cash used in investing activities	(3,271.1)	(1,779.1)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(1,433.9)	(1,526.3)
Dividends paid to preferred shareholders	(13.4)	(13.4)
Acquisition of treasury shares for restricted stock tax liabilities	(29.1)	(28.4)
Acquisition of additional shares of ARX Holding Corp.	(243.0)	(11.2)
Net proceeds from debt issuances	986.3	0
Proceeds from exercise of equity options	7.3	1.6
Net cash used in financing activities	(725.8)	(1,577.7)
Increase (decrease) in cash, cash equivalents, and restricted cash	(118.3)	17.9
Cash, cash equivalents, and restricted cash – January 1	227.4	75.0
Cash, cash equivalents, and restricted cash – June 30	$109.1	$92.9

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation, its wholly owned insurance and non-insurance subsidiaries, and affiliates. On April 1, 2020, The Progressive Corporation acquired the remaining outstanding stock of ARX Holding Corp. (ARX), bringing Progressive’s ownership interest of the outstanding capital stock of ARX to 100.0%, compared to 87.1% at June 30, 2019 and December 31, 2019. See Note 12 – Redeemable Noncontrolling Interest for further discussion.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2020, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report to Shareholders”).
We perform analyses to evaluate our premium receivables for expected credit losses. As part of these analyses, we determine historical collectability rates and modify those rates based on current economic assumptions, to establish estimates on default. These rates are applied to the stratified subsets of our consumer receivable balances, based on the age of the receivable, to establish an allowance for credit loss. Progressive’s premiums receivable are short-term in nature and, generally, premiums are collected prior to providing risk coverage, minimizing our exposure to credit risk.
At June 30, 2020, our allowance for credit loss exposure on our premium receivables was $437.9 million. During the three and six months ended June 30, 2020, we increased our allowance by $196.2 million and $366.5 million, respectively, and reduced it by $103.0 million and $211.8 million. In addition to increasing the allowance for credit loss arising out of the normal course of business, we recorded an additional $120.0 million and $191.0 million for the three and six months ended June 30, 2020, respectively, to reflect the estimated impact from moratoriums and billing leniency efforts that we put in place from March through May 2020, to help policyholders who may be experiencing financial hardships as a result of the spread of the novel coronavirus, COVID-19, and federal, state, and local social distancing and shelter-in-place restrictions (“COVID-19 restrictions”). This additional increase to the allowance was determined through analyzing our ultimate at-risk exposure of receivables related to policyholders impacted by the moratorium and leniency efforts. Collectability reserving factors were applied to this ultimate exposure based on historical moratorium and leniency specific collections experience, as well as current collections experience. The reductions to the allowance for credit loss represents the premiums receivable written off during the respective periods.
Other assets on the consolidated balance sheets include certain long-lived assets that are considered “held for sale.” The fair value of these held for sale assets, less the estimated sales costs, was $31.1 million at June 30, 2020, $57.2 million at June 30, 2019, and $32.9 million at December 31, 2019.
Included on our consolidated balance sheets are certain operating leases for office space, computer equipment, and vehicles. The leased assets represent our right to use an underlying asset for the lease term, and the lease liabilities, represent our obligation to make lease payments arising from the leases. At June 30, 2020 and 2019, and December 31, 2019, we had operating lease assets of $170.0 million, $189.1 million, and $188.2 million, respectively, as a component of other assets, and operating lease liabilities of $182.4 million, $204.2 million, and $201.5 million, respectively, as a component of accounts payable, accrued expenses, and other liabilities. See Note 13 – Leases in our 2019 Annual Report to Shareholders for further discussion.

Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio. Our securities are reported in our consolidated balance sheets at fair value. The changes in fair value for our fixed-maturity securities (other than hybrid securities) are reported as a component of accumulated other comprehensive income, net of deferred income taxes, in our consolidated balance sheets. The net holding period gains (losses) reported below represent the inception-to-date changes in fair value of the securities. The changes in the net holding period gains (losses) between periods for the hybrid securities and equity securities are recorded as a component of net realized gains (losses) on securities in our consolidated statements of comprehensive income. During the second quarter 2020, the portfolio’s valuation significantly recovered from the decline experienced at the end of the first quarter 2020.

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2020
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$8,814.5	$463.4	$(0.1)	$0	$9,277.8	21.2%
State and local government obligations	3,426.0	148.9	(0.6)	0	3,574.3	8.2
Corporate debt securities	10,493.2	571.4	(3.4)	1.3	11,062.5	25.3
Residential mortgage-backed securities	541.0	5.4	(3.4)	0	543.0	1.2
Commercial mortgage-backed securities	5,728.5	89.1	(55.8)	0	5,761.8	13.2
Other asset-backed securities	4,313.3	45.3	(3.7)	0	4,354.9	9.9
Redeemable preferred stocks	151.4	2.0	(1.4)	0.1	152.1	0.3
Total fixed maturities	33,467.9	1,325.5	(68.4)	1.4	34,726.4	79.3
Short-term investments	4,700.5	0	0	0	4,700.5	10.8
Total available-for-sale securities	38,168.4	1,325.5	(68.4)	1.4	39,426.9	90.1
Equity securities:
Nonredeemable preferred stocks	1,205.4	0	0	(24.8)	1,180.6	2.7
Common equities	1,128.8	0	0	2,041.6	3,170.4	7.2
Total equity securities	2,334.2	0	0	2,016.8	4,351.0	9.9
Total portfolio[1,2]	$40,502.6	$1,325.5	$(68.4)	$2,018.2	$43,777.9	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2019
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$12,121.9	$259.7	$(2.2)	$0	$12,379.4	33.6%
State and local government obligations	1,563.6	27.4	(1.3)	0	1,589.7	4.3
Corporate debt securities	7,176.7	210.1	(1.8)	0.7	7,385.7	20.1
Residential mortgage-backed securities	660.4	6.2	(1.4)	0	665.2	1.8
Commercial mortgage-backed securities	4,361.2	83.3	(2.6)	0	4,441.9	12.1
Other asset-backed securities	4,478.2	19.9	(1.0)	0.1	4,497.2	12.2
Redeemable preferred stocks	226.2	3.4	(1.6)	1.1	229.1	0.6
Total fixed maturities	30,588.2	610.0	(11.9)	1.9	31,188.2	84.7
Short-term investments	1,360.9	0	0	0	1,360.9	3.7
Total available-for-sale securities	31,949.1	610.0	(11.9)	1.9	32,549.1	88.4
Equity securities:
Nonredeemable preferred stocks	1,060.3	0	0	69.7	1,130.0	3.1
Common equities	1,203.7	0	0	1,931.8	3,135.5	8.5
Total equity securities	2,264.0	0	0	2,001.5	4,265.5	11.6
Total portfolio[1,2]	$34,213.1	$610.0	$(11.9)	$2,003.4	$36,814.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2019
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$13,100.7	$194.1	$(43.7)	$0	$13,251.1	33.7%
State and local government obligations	1,686.0	30.0	(2.7)	0	1,713.3	4.4
Corporate debt securities	6,860.3	206.6	(0.5)	1.3	7,067.7	18.0
Residential mortgage-backed securities	625.0	4.5	(2.0)	0	627.5	1.6
Commercial mortgage-backed securities	5,020.7	61.5	(6.0)	0	5,076.2	12.9
Other asset-backed securities	5,164.7	16.2	(1.4)	0	5,179.5	13.2
Redeemable preferred stocks	185.7	4.1	(1.3)	6.5	195.0	0.5
Total fixed maturities	32,643.1	517.0	(57.6)	7.8	33,110.3	84.3
Short-term investments	1,798.8	0	0	0	1,798.8	4.6
Total available-for-sale securities	34,441.9	517.0	(57.6)	7.8	34,909.1	88.9
Equity securities:
Nonredeemable preferred stocks	971.3	0	0	67.6	1,038.9	2.7
Common equities	1,125.5	0	0	2,180.8	3,306.3	8.4
Total equity securities	2,096.8	0	0	2,248.4	4,345.2	11.1
Total portfolio[1,2]	$36,538.7	$517.0	$(57.6)	$2,256.2	$39,254.3	100.0%

1Our portfolio reflects the effect of net unsettled security transactions; at June 30, 2020, we had $277.9 million in other liabilities, compared to $303.5 million and $11.9 million at June 30, 2019 and December 31, 2019, respectively.
2The total fair value of the portfolio at June 30, 2020 and 2019, and December 31, 2019, included $2.3 billion, $1.2 billion, and $3.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

At June 30, 2020, bonds and certificates of deposit in the principal amount of $281.1 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at June 30, 2020 and 2019, or December 31, 2019. At June 30, 2020, we did not hold any debt securities that were non-income producing during the preceding 12 months.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.

Although we invested in repurchase and reverse repurchase transactions during the first six months of 2020 and throughout 2019, we did not have any open positions at June 30, 2020 and 2019, or December 31, 2019. To the extent we enter into repurchase or reverse repurchase transactions, consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our consolidated balance sheets, despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Included in our fixed-maturity securities are hybrid securities, which are reported at fair value:

	June 30,
(millions)	2020	2019	December 31, 2019
Fixed maturities:
State and local government obligations	$3.4	$3.5	$3.5
Corporate debt securities	84.3	91.3	91.2
Other asset-backed securities	2.2	3.5	2.6
Redeemable preferred stocks	90.2	86.7	92.1
Total hybrid securities	$180.1	$185.0	$189.4

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
Fixed Maturities The composition of fixed maturities by maturity at June 30, 2020, was:

(millions)	Cost	Fair Value
Less than one year	$5,936.5	$5,962.1
One to five years	18,030.7	18,599.1
Five to ten years	8,958.7	9,588.6
Ten years or greater	542.0	576.6
Total	$33,467.9	$34,726.4

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

Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2020
Fixed maturities:
U.S. government obligations	4	$120.6	$(0.1)	4	$120.6	$(0.1)	0	$0	$0
State and local government obligations	17	135.0	(0.6)	16	131.2	(0.6)	1	3.8	0
Corporate debt securities	21	292.8	(3.4)	21	292.8	(3.4)	0	0	0
Residential mortgage-backed securities	40	188.2	(3.4)	21	93.7	(1.7)	19	94.5	(1.7)
Commercial mortgage-backed securities	113	2,536.6	(55.8)	91	2,106.6	(48.3)	22	430.0	(7.5)
Other asset-backed securities	29	331.7	(3.7)	21	299.0	(3.4)	8	32.7	(0.3)
Redeemable preferred stocks	1	11.0	(1.4)	0	0	0	1	11.0	(1.4)
Total fixed maturities	225	$3,615.9	$(68.4)	174	$3,043.9	$(57.5)	51	$572.0	$(10.9)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2019
Fixed maturities:
U.S. government obligations	16	$572.8	$(2.2)	0	$0	$0	16	$572.8	$(2.2)
State and local government obligations	85	398.3	(1.3)	11	133.6	(0.1)	74	264.7	(1.2)
Corporate debt securities	68	928.9	(1.8)	4	42.3	(0.1)	64	886.6	(1.7)
Residential mortgage-backed securities	43	203.8	(1.4)	8	24.5	0	35	179.3	(1.4)
Commercial mortgage-backed securities	57	963.7	(2.6)	26	485.5	(1.1)	31	478.2	(1.5)
Other asset-backed securities	92	674.6	(1.0)	23	265.6	(0.2)	69	409.0	(0.8)
Redeemable preferred stocks	2	26.3	(1.6)	1	15.0	(0.5)	1	11.3	(1.1)
Total fixed maturities	363	$3,768.4	$(11.9)	73	$966.5	$(2.0)	290	$2,801.9	$(9.9)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2019
Fixed maturities:
U.S. government obligations	23	$5,152.4	$(43.7)	19	$5,057.2	$(43.6)	4	$95.2	$(0.1)
State and local government obligations	67	314.3	(2.7)	52	287.5	(2.6)	15	26.8	(0.1)
Corporate debt securities	16	247.6	(0.5)	12	191.4	(0.5)	4	56.2	0
Residential mortgage-backed securities	41	292.8	(2.0)	12	163.7	(0.9)	29	129.1	(1.1)
Commercial mortgage-backed securities	98	1,742.4	(6.0)	79	1,400.0	(5.3)	19	342.4	(0.7)
Other asset-backed securities	61	1,000.6	(1.4)	43	938.5	(0.9)	18	62.1	(0.5)
Redeemable preferred stocks	1	11.2	(1.3)	0	0	0	1	11.2	(1.3)
Total fixed maturities	307	$8,761.3	$(57.6)	217	$8,038.3	$(53.8)	90	$723.0	$(3.8)

During the second quarter of 2020, we had five securities included in the table above that had their credit ratings downgraded, including three in our corporate debt portfolio and two in our residential mortgage-backed portfolio, with a combined fair value of $29.2 million and an unrealized loss of $0.3 million as of June 30, 2020. Additionally, six securities in the table above had their credit ratings upgraded during the quarter, including one corporate debt security, three commercial mortgage-backed securities, and two other asset-backed securities, with a combined fair value of $58.7 million and an unrealized loss of $0.4 million as of June 30, 2020. A review of all securities in the table above indicated that the issuers were current with respect to their interest obligations and that there was no evidence of significant deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible for the first six months of 2020 and did not have a credit loss allowance balance as of June 30, 2020. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators.
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
As of June 30, 2020, we believe none of the unrealized losses relate to material credit losses on any specific securities, or in the aggregate, based on our review. We continue to expect all the securities in our portfolio to pay their principal and interest obligations, which is consistent with our expectations at the end of first quarter.

In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at June 30, 2020, to determine if the accrued interest amounts were determined to be uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal, obligations and, therefore, did not write off any accrued income as uncollectible at June 30, 2020.

Realized Gains (Losses) The components of net realized gains (losses) for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2020	2019	2020	2019
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$224.5	$34.9	$475.6	$71.5
State and local government obligations	13.0	0.6	15.0	2.2
Corporate and other debt securities	34.3	31.1	66.7	47.2
Residential mortgage-backed securities	0	0.2	0	0.2
Commercial mortgage-backed securities	4.3	2.9	10.4	3.6
Other asset-backed securities	0	0.7	0	0.7
Total available-for-sale securities	276.1	70.4	567.7	125.4
Equity securities:
Nonredeemable preferred stocks	0.1	11.7	19.7	16.6
Common equities	9.1	0.2	75.1	4.7
Total equity securities	9.2	11.9	94.8	21.3
Subtotal gross realized gains on security sales	285.3	82.3	662.5	146.7
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(0.6)	(5.3)	(3.3)	(12.4)
State and local government obligations	0	(0.1)	0	(0.7)
Corporate and other debt securities	(5.5)	(1.4)	(6.5)	(7.5)
Residential mortgage-backed securities	0	0	0	(2.3)
Commercial mortgage-backed securities	(9.8)	0	(9.8)	(2.1)
Other asset-backed securities	0	0	0	(0.1)
Redeemable preferred stocks	0	(0.1)	0	(0.1)
Total available-for-sale securities	(15.9)	(6.9)	(19.6)	(25.2)
Equity securities:
Nonredeemable preferred stocks	(3.0)	0	(7.4)	0
Common equities	(6.4)	(7.9)	(60.3)	(7.9)
Total equity securities	(9.4)	(7.9)	(67.7)	(7.9)
Subtotal gross realized losses on security sales	(25.3)	(14.8)	(87.3)	(33.1)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	223.9	29.6	472.3	59.1
State and local government obligations	13.0	0.5	15.0	1.5
Corporate and other debt securities	28.8	29.7	60.2	39.7
Residential mortgage-backed securities	0	0.2	0	(2.1)
Commercial mortgage-backed securities	(5.5)	2.9	0.6	1.5
Other asset-backed securities	0	0.7	0	0.6
Redeemable preferred stocks	0	(0.1)	0	(0.1)
Total available-for-sale securities	260.2	63.5	548.1	100.2
Equity securities:
Nonredeemable preferred stocks	(2.9)	11.7	12.3	16.6
Common equities	2.7	(7.7)	14.8	(3.2)
Total equity securities	(0.2)	4.0	27.1	13.4
Subtotal net realized gains (losses) on security sales	260.0	67.5	575.2	113.6
Net holding period gains (losses)
Hybrid securities	24.8	1.4	(6.4)	12.1
Equity securities	606.0	111.0	(231.6)	493.0
Subtotal net holding period gains (losses)	630.8	112.4	(238.0)	505.1
Impairment losses
Other asset impairment	0	0	0	(24.3)
Subtotal impairment losses	0	0	0	(24.3)
Total net realized gains (losses) on securities	$890.8	$179.9	$337.2	$594.4

Realized gains (losses) on securities sold are computed using the first-in-first-out method. During the second quarter of 2020, our common and nonredeemable preferred stocks’ valuations experienced a significant, although not a complete, recovery from the declines experienced during the first quarter. Net realized gains on security sales were primarily in U.S. Treasury securities, which were sold in order to selectively increase holdings across the remainder of the portfolio, predominantly in our corporate debt portfolio. The sales in our common stock portfolio were the result of rebalancing the indexed equity portfolio. We had net security gains on the sales of our common stocks due to the extensive holding periods of these investments, in some cases more than ten years, which created significant valuation increases that more than offset the decline experienced.

For 2019, the other asset impairment losses related to federal renewable energy tax credit fund investments, which were reported in other assets on the consolidated balance sheets, based on an analysis that our investments in those funds will not generate the cash flows that we anticipated.

The following table reflects our holding period realized gains (losses) on equity securities recognized for the three and six months ended June 30, 2020 and 2019, for equity securities held at the respective quarter end:

	Three Months		Six Months
(millions)	2020	2019	2020	2019
Total net gains (losses) recognized during the period on equity securities	$605.8	$115.0	$(204.5)	$506.4
Less: Net gains (losses) recognized on equity securities sold during the period	(0.2)	4.0	27.1	13.4
Net holding period gains (losses) recognized during the period on equity securities held at period end	$606.0	$111.0	$(231.6)	$493.0
Net Investment Income  The components of net investment income for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2020	2019	2020	2019
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$35.7	$69.2	$98.3	$122.9
State and local government obligations	16.1	8.9	25.7	18.2
Corporate debt securities	76.6	67.5	134.6	144.7
Residential mortgage-backed securities	3.8	4.6	8.0	11.2
Commercial mortgage-backed securities	42.6	33.4	76.9	65.1
Other asset-backed securities	24.8	28.1	54.0	54.1
Redeemable preferred stocks	2.1	8.5	10.0	12.2
Total fixed maturities	201.7	220.2	407.5	428.4
Short-term investments	13.7	11.2	20.7	27.2
Total available-for-sale securities	215.4	231.4	428.2	455.6
Equity securities:
Nonredeemable preferred stocks	14.7	15.9	28.5	31.4
Common equities	13.7	14.0	28.3	27.2
Total equity securities	28.4	29.9	56.8	58.6
Investment income	243.8	261.3	485.0	514.2
Investment expenses	(4.5)	(6.2)	(9.8)	(12.4)
Net investment income	$239.3	$255.1	$475.2	$501.8

The amount of investment income (interest and dividends) we earn varies based on the average assets held during the year and the book yields of the securities in our portfolio. On a year-over-year basis, investment income decreased 7% for the second quarter and 6% for the first six months, compared to the same periods last year, due to a decrease in the portfolio yield, which was partially offset by an increase in average assets. The recurring investment book yield decreased about 21% in the second quarter 2020 and 16% for the first six months of 2020, compared to the same period in 2019, as a result of investing cash from operations and reinvesting cash from sales, maturities, paydowns, and other redemptions at market yields that were significantly lower than the portfolio’s overall yield. The income reduction from negative yield change was offset by income earned as a result of an increase in average assets resulting from new debt issued during the first quarter 2020, strong premium growth, and underwriting profitability, net of common and preferred stock dividends. The portfolio’s duration at June 30, 2020 was 3.0 years, compared to 2.7 years at June 30, 2019. The decrease in investment expenses for both periods in 2020, compared to 2019, primarily reflects lower expenses incurred due to our decision to no longer maintain an actively managed portfolio, and lower incentive-based compensation recognized.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2020
Fixed maturities:
U.S. government obligations	$9,277.8	$0	$0	$9,277.8	$8,814.5
State and local government obligations	0	3,574.3	0	3,574.3	3,426.0
Corporate debt securities	0	11,062.5	0	11,062.5	10,493.2
Subtotal	9,277.8	14,636.8	0	23,914.6	22,733.7
Asset-backed securities:
Residential mortgage-backed	0	543.0	0	543.0	541.0
Commercial mortgage-backed	0	5,761.8	0	5,761.8	5,728.5
Other asset-backed	0	4,354.9	0	4,354.9	4,313.3
Subtotal asset-backed securities	0	10,659.7	0	10,659.7	10,582.8
Redeemable preferred stocks:
Financials	0	51.1	0	51.1	51.3
Utilities	0	10.8	0	10.8	10.0
Industrials	9.7	80.5	0	90.2	90.1
Subtotal redeemable preferred stocks	9.7	142.4	0	152.1	151.4
Total fixed maturities	9,287.5	25,438.9	0	34,726.4	33,467.9
Short-term investments	4,428.0	272.5	0	4,700.5	4,700.5
Total available-for-sale securities	13,715.5	25,711.4	0	39,426.9	38,168.4
Equity securities:
Nonredeemable preferred stocks:
Financials	108.2	958.3	38.1	1,104.6	1,125.3
Utilities	0	38.7	0	38.7	40.0
Industrials	0	22.1	15.2	37.3	40.1
Subtotal nonredeemable preferred stocks	108.2	1,019.1	53.3	1,180.6	1,205.4
Common equities:
Common stocks	3,170.1	0	0	3,170.1	1,128.5
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,170.1	0	0.3	3,170.4	1,128.8
Total equity securities	3,278.3	1,019.1	53.6	4,351.0	2,334.2
Total portfolio	$16,993.8	$26,730.5	$53.6	$43,777.9	$40,502.6
Debt	$0	$6,664.3	$0	$6,664.3	$5,394.7

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2019
Fixed maturities:
U.S. government obligations	$12,379.4	$0	$0	$12,379.4	$12,121.9
State and local government obligations	0	1,589.7	0	1,589.7	1,563.6
Corporate debt securities	0	7,385.7	0	7,385.7	7,176.7
Subtotal	12,379.4	8,975.4	0	21,354.8	20,862.2
Asset-backed securities:
Residential mortgage-backed	0	665.2	0	665.2	660.4
Commercial mortgage-backed	0	4,441.9	0	4,441.9	4,361.2
Other asset-backed	0	4,497.2	0	4,497.2	4,478.2
Subtotal asset-backed securities	0	9,604.3	0	9,604.3	9,499.8
Redeemable preferred stocks:
Financials	0	51.4	0	51.4	51.7
Utilities	0	10.3	0	10.3	10.0
Industrials	10.4	157.0	0	167.4	164.5
Subtotal redeemable preferred stocks	10.4	218.7	0	229.1	226.2
Total fixed maturities	12,389.8	18,798.4	0	31,188.2	30,588.2
Short-term investments	1,287.0	73.9	0	1,360.9	1,360.9
Total available-for-sale securities	13,676.8	18,872.3	0	32,549.1	31,949.1
Equity securities:
Nonredeemable preferred stocks:
Financials	82.2	974.3	27.1	1,083.6	1,015.4
Utilities	0	41.4	0	41.4	39.9
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	82.2	1,015.7	32.1	1,130.0	1,060.3
Common equities:
Common stocks	3,135.2	0	0	3,135.2	1,203.4
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,135.2	0	0.3	3,135.5	1,203.7
Total equity securities	3,217.4	1,015.7	32.4	4,265.5	2,264.0
Total portfolio	$16,894.2	$19,888.0	$32.4	$36,814.6	$34,213.1
Debt	$0	$4,955.2	$0	$4,955.2	$4,406.0

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2019
Fixed maturities:
U.S. government obligations	$13,251.1	$0	$0	$13,251.1	$13,100.7
State and local government obligations	0	1,713.3	0	1,713.3	1,686.0
Corporate debt securities	0	7,067.7	0	7,067.7	6,860.3
Subtotal	13,251.1	8,781.0	0	22,032.1	21,647.0
Asset-backed securities:
Residential mortgage-backed	0	627.5	0	627.5	625.0
Commercial mortgage-backed	0	5,076.2	0	5,076.2	5,020.7
Other asset-backed	0	5,179.5	0	5,179.5	5,164.7
Subtotal asset-backed securities	0	10,883.2	0	10,883.2	10,810.4
Redeemable preferred stocks:
Financials	0	51.7	0	51.7	51.5
Utilities	0	11.1	0	11.1	10.0
Industrials	11.1	121.1	0	132.2	124.2
Subtotal redeemable preferred stocks	11.1	183.9	0	195.0	185.7
Total fixed maturities	13,262.2	19,848.1	0	33,110.3	32,643.1
Short-term investments	1,797.4	1.4	0	1,798.8	1,798.8
Total available-for-sale securities	15,059.6	19,849.5	0	34,909.1	34,441.9
Equity securities:
Nonredeemable preferred stocks:
Financials	77.4	850.7	27.1	955.2	891.3
Utilities	0	42.3	0	42.3	39.9
Industrials	0	25.4	16.0	41.4	40.1
Subtotal nonredeemable preferred stocks	77.4	918.4	43.1	1,038.9	971.3
Common equities:
Common stocks	3,306.0	0	0	3,306.0	1,125.2
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,306.0	0	0.3	3,306.3	1,125.5
Total equity securities	3,383.4	918.4	43.4	4,345.2	2,096.8
Total portfolio	$18,443.0	$20,767.9	$43.4	$39,254.3	$36,538.7
Debt	$0	$5,119.6	$0	$5,119.6	$4,407.1

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
At June 30, 2020, vendor-quoted prices represented 75% of our Level 1 classifications (excluding short-term investments), compared to 80% at both June 30, 2019 and December 31, 2019, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At June 30, 2020, vendor-quoted prices comprised 97% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented the remaining 3%, compared to 98% and 2%, and 99% and 1%, respectively, at June 30, 2019 and December 31, 2019. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At June 30, 2020 and 2019, and December 31, 2019, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
At June 30, 2020, we held four private nonredeemable preferred securities that were priced internally or by a pricing firm, compared to two securities at June 30, 2019 and three securities at December 31, 2019. At June 30, 2020 and 2019, and December 31, 2019, we held one Level 3 other risk investment that was priced using the equity method.
To the extent we receive prices from external sources for the Level 3 securities, we would review those prices for reasonableness using internally developed assumptions and then compare our derived prices to the prices we received. During 2020 and 2019, there were no material assets or liabilities measured at fair value on a nonrecurring basis. During the second quarter 2020, we purchased a new Level 3 security and the fair value at June 30, 2020, reflects the unadjusted purchase price due to the timing of the purchase. The remaining Level 3 securities were priced in-house, using a capitalization-based model of similarly structured public company competitors and a weighted average capitalization formula (i.e., guideline public company method) to calculate a valuation change for our securities. We utilized this methodology at March 31, 2020, rather than having our external pricing source update their valuation models, due to the timing of the market decline, relative to our quarter end. We determined that this pricing methodology was still appropriate at June 30, 2020. Based on our review, all prices received from external sources for 2019 remained unadjusted. Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.
The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2020 and 2019:

	Level 3 Fair Value
(millions)	Fair Value at March 31, 2020	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2020
Equity securities:
Nonredeemable preferred stocks:
Financials	$13.1	$0	$25.0	$0	$0	$0	$0	$38.1
Industrials	15.2	0	0	0	0	0	0	15.2
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$28.6	$0	$25.0	$0	$0	$0	$0	$53.6

	Level 3 Fair Value
(millions)	Fair Value at March 31, 2019	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2019
Equity securities:
Nonredeemable preferred stocks:
Financials	$25.1	$0	$2.0	$0	$0	$0	$0	$27.1
Industrials	5.0	0	0	0	0	0	0	5.0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$30.4	$0	$2.0	$0	$0	$0	$0	$32.4

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2019	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2020
Equity securities:
Nonredeemable preferred stocks:
Financials	$27.1	$0	$25.0	$0	$0	$(14.0)	$0	$38.1
Industrials	16.0	0	0	0	0	(0.8)	0	15.2
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$43.4	$0	$25.0	$0	$0	$(14.8)	$0	$53.6

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2018	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2019
Equity securities:
Nonredeemable preferred stocks:
Financials	$25.1	$0	$2.0	$0	$0	$0	$0	$27.1
Industrials	5.0	0	0	0	0	0	0	5.0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$30.4	$0	$2.0	$0	$0	$0	$0	$32.4

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at June 30, 2020 and 2019, and December 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2020	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials	$13.1	Guideline public company method	Weighted average capitalization %	(51.5)
Financials[1]	25.0	Internal price	Unadjusted purchase price per share	3.7
Industrials	15.2	Guideline public company method	Weighted average capitalization %	(19.2)
Subtotal Level 3 securities	53.3
Pricing exemption securities	0.3
Total Level 3 securities	$53.6
1 The security was purchased in May 2020.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2019	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	$27.1	Internal price	Unadjusted purchase price per share	9.0
Industrials	5.0	Internal price	Price-to-sales ratio	5.5
Subtotal Level 3 securities	32.1
Pricing exemption securities	0.3
Total Level 3 securities	$32.4
1 The security was purchased in December 2018.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at December 31, 2019	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials	$27.1	Pricing firm	Recent transaction price per share	9.0
Industrials	6.0	Pricing firm	Performance-based transaction price adjustment per share	4.8
Industrials[1]	10.0	Internal price	Unadjusted purchase price per share	4.9
Subtotal Level 3 securities	43.1
Pricing exemption securities	0.3
Total Level 3 securities	$43.4
1 The security was purchased in November 2019.

Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	June 30, 2020		June 30, 2019		December 31, 2019
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$499.6	$519.0	$499.2	$516.5	$499.4	$515.6
2.45% Senior Notes due 2027	497.1	533.7	496.7	494.7	496.9	501.5
6 5/8% Senior Notes due 2029	296.8	420.7	296.5	385.7	296.6	392.5
4.00% Senior Notes due 2029	545.2	654.2	544.8	608.9	545.0	614.3
3.20% Senior Notes due 2030	496.0	567.6	0	0	0	0
6.25% Senior Notes due 2032	395.8	569.6	395.6	531.3	395.7	552.6
4.35% Senior Notes due 2044	346.7	444.9	346.6	392.5	346.7	417.0
3.70% Senior Notes due 2045	395.5	471.4	395.4	411.1	395.4	434.2
4.125% Senior Notes due 2047	841.6	1,080.8	841.5	943.0	841.6	986.1
4.20% Senior Notes due 2048	589.9	773.8	589.7	671.5	589.8	705.8
3.95% Senior Notes due 2050	490.5	628.6	0	0	0	0
Total	$5,394.7	$6,664.3	$4,406.0	$4,955.2	$4,407.1	$5,119.6

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
During the second quarter 2020, The Progressive Corporation renewed the line of credit with PNC Bank, National Association (PNC), in the maximum principal amount of $250 million, that expired in April 2020. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to the higher of PNC’s Prime Rate or the sum of the Federal Funds Open Rate plus 175 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2021, the expiration date of the line of credit. Prepayments are permitted without penalty. The line of credit is uncommitted and, as such, all advances are subject to PNC’s discretion. We had no borrowings under either line of credit during the periods presented.
Note 5 Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At June 30, 2020 and 2019, and December 31, 2019, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the six months ended June 30, 2020, there have been no material changes in our reserve for uncertain tax positions.
The effective tax rate for the three and six months ended June 30, 2020, was 21.1% and 20.8% respectively, compared to 21.3% and 26.7% for the same periods last year. For the first six months of 2019, the higher effective rate was due primarily to the reversal of tax credits and other tax benefits previously recognized from certain renewable energy investments, where the sponsor pled guilty to fraud through these investments and the tax credits and other benefits related to those investments were not valid. See Note 5 – Income Taxes in our 2019 Annual Report to Shareholders for further discussion.

Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	June 30,
(millions)	2020	2019
Balance at January 1	$18,105.4	$15,400.8
Less reinsurance recoverables on unpaid losses	3,212.2	2,572.7
Net balance at January 1	14,893.2	12,828.1
Incurred related to:
Current year	11,360.5	11,687.1
Prior years	116.1	210.0
Total incurred	11,476.6	11,897.1
Paid related to:
Current year	6,180.4	6,407.5
Prior years	5,180.1	4,664.1
Total paid	11,360.5	11,071.6
Net balance at June 30	15,009.3	13,653.6
Plus reinsurance recoverables on unpaid losses	3,502.7	2,915.0
Balance at June 30	$18,512.0	$16,568.6

We experienced unfavorable reserve development of $116.1 million and $210.0 million during the first six months of 2020 and 2019, respectively, which is reflected as “Incurred related to prior years” in the table above.
Year-to-date June 30, 2020

•
Approximately 68% of the unfavorable prior year reserve development was attributable to accident year 2018, while only 1% was attributable to accident year 2019, with the remainder related to 2017 and prior accident years. During the second quarter 2020, we experienced favorable development on accident year 2019, primarily due to higher than anticipated salvage and subrogation recoveries, which almost fully offset the unfavorable development from accident year 2019 we experienced during the first quarter 2020.

•
Our personal auto products incurred about $37 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with about two thirds attributable to the Agency business. The unfavorable LAE development was primarily attributable to revised estimates of our per claim settlement costs taken during the first quarter. We also experienced higher than anticipated frequency of reopened personal injury protection (PIP) claims, primarily in Florida, and late reported losses occurring toward the end 2019 but not reported until 2020, which was significantly offset by higher than anticipated salvage and subrogation recoveries.

•
Our Commercial Lines business experienced about $98 million of unfavorable development, primarily due to increased injury severity and the emergence of large injury claims at rates higher than originally anticipated.

•	Our special lines and Property businesses experienced about $15 million and $4 million, respectively, of favorable development.
Year-to-date June 30, 2019

•	About 50% of the unfavorable prior year reserve development was attributable to accident year 2018, with the remainder split evenly between accident year 2017 and accident years 2016 and prior.

•
Our personal auto products incurred about $116 million of unfavorable loss and LAE reserve development, with the Agency and Direct auto businesses each contributing about half. The unfavorable development was primarily attributable to increased injury severity, a higher than anticipated frequency of reopened PIP claims, primarily in Florida, and late reported losses occurring late 2018 but not reported until 2019.

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

Note 7 Supplemental Cash Flow Information — Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments used to safeguard funds held in those bank demand deposit accounts, and are not considered part of the investment portfolio. The amount of these reverse repurchase commitments held at June 30, 2020 and 2019, and December 31, 2019, were $96.4 million, $138.2 million, and $46.3 million, respectively.
Restricted cash on our consolidated balance sheets represents cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which subsidiaries of our Property business are administrators.
During the six months ended June 30, 2020, non-cash activity includes declared but unpaid common share dividends of $58.5 million (see Note 9 – Dividends for further discussion) and changes in operating lease liabilities arising from obtaining right-of-use assets of $23.9 million.
We paid the following in the respective periods:

	Six Months Ended June 30,
(millions)	2020	2019
Income taxes	$18.0	$592.8
Interest	94.1	90.9
Operating lease liabilities	44.7	37.4

During the six months ended June 30, 2020, we did not make any estimated federal tax payments as the Internal Revenue Service, in response to the impact of COVID-19 restrictions, postponed the due date of these estimated payments until July 15, 2020.
Our consolidated statement of cash flows for the six months ended June 30, 2019, was revised to correct the classification of our acquisition of additional shares of ARX Holding Corp. from an investing activity to a financing activity; there was no overall impact on the increase in cash, cash equivalents, and restricted cash that was reported for June 30, 2019.
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

Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$3,919.0	$550.6	$3,639.6	$434.7	$7,747.7	$1,152.2	$7,148.1	$887.7
Direct	4,167.9	647.2	3,733.4	326.6	8,160.3	1,120.2	7,309.7	648.5
Total Personal Lines[1]	8,086.9	1,197.8	7,373.0	761.3	15,908.0	2,272.4	14,457.8	1,536.2
Commercial Lines	1,129.0	179.8	1,070.5	124.4	2,318.0	292.3	2,083.5	291.0
Property[2]	432.7	(188.7)	381.2	(34.4)	853.3	(139.5)	743.2	(26.7)
Total underwriting operations	9,648.6	1,188.9	8,824.7	851.3	19,079.3	2,425.2	17,284.5	1,800.5
Fees and other revenues[3]	129.5	NA	134.8	NA	283.0	NA	265.0	NA
Service businesses	59.0	6.2	50.0	4.7	110.6	10.3	92.6	9.2
Investments[4]	1,134.6	1,130.1	441.2	435.0	822.2	812.4	1,108.6	1,096.2
Interest expense	NA	(56.4)	NA	(47.4)	NA	(104.4)	NA	(94.8)
Consolidated total	$10,971.7	$2,268.8	$9,450.7	$1,243.6	$20,295.1	$3,143.5	$18,750.7	$2,811.1
NA = Not applicable
1 Personal auto insurance accounted for 94% of the total Personal Lines segment net premiums earned during the three and six months ended June 30, 2020 and 2019; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three and six months ended June 30, 2020, pretax profit (loss) includes $14.1 million and $28.6 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and $18.0 million and $35.9 million for the same periods in 2019. See Note 13 – Goodwill and Intangible Assets for further discussion.
3 Pretax profit (loss) for fees and other revenues is allocated to operating segments.
4 Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit is net of investment expense.

Our management uses underwriting margin and combined ratio as primary measures of underwriting profitability. Underwriting profitability is calculated by subtracting losses and loss adjustment expenses, policy acquisition costs, other underwriting expenses, and policyholder credits from the total of net premiums earned and fees and other revenues. The underwriting margin is the pretax underwriting profit (loss) expressed as a percentage of net premiums earned (i.e., revenues from underwriting operations). Combined ratio is the complement of the underwriting margin. Following are the underwriting margins and combined ratios for our underwriting operations for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	14.0%	86.0	11.9%	88.1	14.9%	85.1	12.4%	87.6
Direct	15.5	84.5	8.7	91.3	13.7	86.3	8.9	91.1
Total Personal Lines	14.8	85.2	10.3	89.7	14.3	85.7	10.6	89.4
Commercial Lines	15.9	84.1	11.6	88.4	12.6	87.4	14.0	86.0
Property[1]	(43.6)	143.6	(9.0)	109.0	(16.3)	116.3	(3.6)	103.6
Total underwriting operations	12.3	87.7	9.6	90.4	12.7	87.3	10.4	89.6

1 Included in the three and six months ended June 30, 2020, is 3.3 points and 3.4 points, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and 4.7 points and 4.8 points, respectively, for the three and six months ended June 30, 2019.

Note 9 Dividends — Following is a summary of our common and preferred share dividends that were declared and/or paid during the six months ended June 30, 2020 and 2019:

(millions, except per share amounts)		Amount
Declared	Payable	Per Share	Accrued[1]
Common - Quarterly Dividends:
May 2020	July 2020	$0.10	$58.5
February 2020	April 2020	0.10	58.5
December 2019	January 2020	0.10	58.5
May 2019	July 2019	0.10	58.4
February 2019	April 2019	0.10	58.4
Common - Annual Variable Dividends:
December 2019	January 2020	2.25	1,316.9
December 2018	February 2019	2.5140	1,467.9
Preferred Dividends:
February 2020	March 2020	26.875	13.4
February 2019	March 2019	26.875	13.4
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
Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at March 31, 2020	$514.9	$(110.7)	$404.2	$423.6	$(16.2)	$(3.2)
Reclassification of disproportionate amounts[1]	4.0	(0.8)	3.2	0	0	3.2
Adjusted balance at March 31, 2020	518.9	(111.5)	407.4	423.6	(16.2)	0
Other comprehensive income (loss) before reclassifications:
Investment securities	966.2	(202.9)	763.3	763.3	0	0
Loss attributable to noncontrolling interest (NCI)	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	966.2	(202.9)	763.3	763.3	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	248.0	(52.1)	195.9	195.9	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	247.8	(52.1)	195.7	195.9	(0.2)	0
Total other comprehensive income (loss)	718.4	(150.8)	567.6	567.4	0.2	0
Balance at June 30, 2020	$1,237.3	$(262.3)	$975.0	$991.0	$(16.0)	$0

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at March 31, 2019	$225.5	$(47.4)	$178.1	$195.5	$(17.0)	$(0.4)
Other comprehensive income (loss) before reclassifications:
Investment securities	404.7	(85.0)	319.7	319.7	0	0
Loss attributable to noncontrolling interest (NCI)	(3.3)	0.7	(2.6)	0	0	(2.6)
Total other comprehensive income (loss) before reclassifications	401.4	(84.3)	317.1	319.7	0	(2.6)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	53.5	(11.2)	42.3	42.3	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	53.3	(11.2)	42.1	42.3	(0.2)	0
Total other comprehensive income (loss)	348.1	(73.1)	275.0	277.4	0.2	(2.6)
Balance at June 30, 2019	$573.6	$(120.5)	$453.1	$472.9	$(16.8)	$(3.0)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at December 31, 2019	$435.7	$(94.0)	$341.7	$360.8	$(16.4)	$(2.7)
Reclassification of disproportionate amounts[1]	3.4	(0.7)	2.7	0	0	2.7
Adjusted balance at December 31, 2019	439.1	(94.7)	344.4	360.8	(16.4)	0
Other comprehensive income (loss) before reclassifications:
Investment securities	1,284.4	(269.7)	1,014.7	1,014.7	0	0
Loss attributable to noncontrolling interest (NCI)	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	1,284.4	(269.7)	1,014.7	1,014.7	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	486.7	(102.2)	384.5	384.5	0	0
Interest expense	(0.5)	0.1	(0.4)	0	(0.4)	0
Total reclassification adjustment for amounts realized in net income	486.2	(102.1)	384.1	384.5	(0.4)	0
Total other comprehensive income (loss)	798.2	(167.6)	630.6	630.2	0.4	0
Balance at June 30, 2020	$1,237.3	$(262.3)	$975.0	$991.0	$(16.0)	$0

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at December 31, 2018	$(153.0)	$32.1	$(120.9)	$(105.6)	$(17.2)	$1.9
Other comprehensive income (loss) before reclassifications:
Investment securities	819.2	(172.0)	647.2	647.2	0	0
Loss attributable to noncontrolling interest (NCI)	(6.2)	1.3	(4.9)	0	0	(4.9)
Total other comprehensive income (loss) before reclassifications	813.0	(170.7)	642.3	647.2	0	(4.9)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	86.9	(18.2)	68.7	68.7	0	0
Interest expense	(0.5)	0.1	(0.4)	0	(0.4)	0
Total reclassification adjustment for amounts realized in net income	86.4	(18.1)	68.3	68.7	(0.4)	0
Total other comprehensive income (loss)	726.6	(152.6)	574.0	578.5	0.4	(4.9)
Balance at June 30, 2019	$573.6	$(120.5)	$453.1	$472.9	$(16.8)	$(3.0)
1Adjustment to reflect the change in value on (income) loss attributable to NCI in conjunction with the purchase transaction (See Note 12 – Redeemable Noncontrolling Interest for additional information).
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

With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at June 30, 2020 or 2019, and there were no material settlements during 2019 or the first six months of 2020. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2019 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2019 Annual Report to Shareholders.
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
The changes in the components of redeemable NCI were:

	Six Months Ended June 30,		Year Ended
(millions)	2020	2019	December 31, 2019
Balance, beginning of period	$225.6	$214.5	$214.5
Net income attributable to NCI	0	4.0	9.7
Other comprehensive income (loss) attributable to NCI[1]	0	4.9	4.6
Exercise of employee stock options	16.0	7.7	7.7
Purchase/change of ARX minority shares	(241.6)	(11.2)	(11.2)
Change in redemption value of NCI	0	0.2	0.3
Balance, end of period	$0	$220.1	$225.6

1 Amount represents the other comprehensive income (loss) attributable to NCI, as reflected on the the consolidated statements of comprehensive income; changes in accumulated other comprehensive income (loss) attributable to NCI due to a change in the minority ownership percentage does not impact the amount of redeemable NCI.
Note 13 Goodwill and Intangible Assets
Goodwill
During the six months ended June 30, 2020, there were no changes to the carrying amount of goodwill. No accumulated goodwill impairment losses exist.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets:

(millions)	June 30, 2020	June 30, 2019	December 31, 2019
Intangible assets subject to amortization	$187.3	$246.3	$215.9
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$199.7	$258.7	$228.3

1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

(millions)	June 30, 2020			June 30, 2019			December 31, 2019
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$256.2	$192.2	$64.0	$256.2	$155.6	$100.6	$256.2	$173.9	$82.3
Agency relationships	159.2	59.7	99.5	159.2	48.3	110.9	159.2	54.0	105.2
Software rights	69.1	45.3	23.8	79.1	45.4	33.7	79.1	50.7	28.4
Trade name	0	0	0	34.8	33.7	1.1	34.8	34.8	0
Total	$484.5	$297.2	$187.3	$529.3	$283.0	$246.3	$529.3	$313.4	$215.9

Amortization expense was $14.1 million and $28.6 million for the three and six months ended June 30, 2020, respectively, compared to $18.0 million and $35.9 million during the same periods last year. During the first quarter 2020, one software rights intangible asset, with a gross carrying value of $10.0 million, was fully amortized.
Note 14 New Accounting Standards — On January 1, 2020, we adopted the Accounting Standards Update (ASU), on a prospective basis, which provides guidance on the requirements for capitalizing and amortizing implementation costs incurred in a cloud computing arrangement that does not include a software license. For the six months ended June 30, 2020, we capitalized $14.2 million of cloud computing arrangement implementation costs, which is included in other assets on our consolidated balance sheet.
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
On January 1, 2020, we adopted the ASU intended to improve the timing, and enhance the accounting and disclosure, of credit losses on financial assets. This update modified the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities and resulted in the creation of an allowance for credit losses as a contra asset account. The ASU requires prospective changes to previously recorded impairments. To determine the existence of any credit-related impairment losses on our available-for-sale debt securities, we reviewed all such securities by applying estimates of future cash flows and performance of those securities in a loss position and identifying market-related versus performance-related losses. For our reinsurance recoverables, we assessed the current credit quality and credit outlook for reinsurers with at-risk uncollateralized recoverables. Based on these analyses, we determined that our allowance for credit losses was not material relative to our available-for-sale debt securities and reinsurance recoverables upon adoption of the ASU.
In assessing premium receivables, which are short-term in nature, we assessed customer balances leveraging our current process for analyzing the collectibility of premium receivables. Based on our analysis, no adjustment to the beginning balance of retained earnings was required upon adoption. See Note 1 – Basis of Presentation for changes in the allowance for doubtful accounts related to the premiums receivable balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized strong growth in both premiums and policies in force in the second quarter 2020, compared to the same period last year. During the quarter, we generated $10.1 billion of net premiums written, which is an increase of $1.0 billion, or 11%, compared to the second quarter 2019. We had 23.8 million companywide policies in force at June 30, 2020, which is 2.1 million more policies than were in force at June 30, 2019. Our underwriting profit margin of 12.3% for the second quarter 2020 was 2.7 points better than the same period last year.
On a year-over-year basis, net income attributable to Progressive increased 83% for the second quarter and 21% for the first six months of 2020, and comprehensive income increased 88% and 19%, respectively. Underwriting income increased 40% for the quarter and 35% for the first six months of 2020, compared to the same periods last year. The increased underwriting profitability reflects a significant decrease in loss and loss adjustment expenses due to lower auto accident frequency, as a result of fewer vehicle miles driven following the restrictions put in place to stop or slow the spread of the novel coronavirus, COVID-19, which began in March 2020 and lasted into mid-second quarter before the restrictions slowly started to be lifted. Partially offsetting the favorable loss experience were higher expenses reflecting credits issued to personal auto policyholders during the second quarter 2020 and additional bad debt expense related to the billing leniencies and moratoriums that were in place through the middle of May 2020. In addition to strong underwriting results, we recognized significant realized and unrealized gains on our equity securities and fixed-maturity securities, respectively, during the second quarter, as the portfolios’ valuation rebounded following the decline experienced at the end of the first quarter when the COVID-19 restrictions were first put in place.
During the second quarter 2020, our total capital (debt plus shareholders’ equity) increased $2.4 billion, to $22.1 billion, primarily reflecting comprehensive income earned during the quarter.
A. COVID-19
Our results for the first quarter 2020 were significantly impacted by the spread of the COVID-19 and federal, state, and local social distancing and shelter-in-place restrictions (“COVID-19 restrictions”) that were enacted. As the COVID-19 restrictions remained in place during the first part of the second quarter, we continued to experience a decrease in new business volume, which began to rebound as the COVID-19 restrictions started to be lifted in May 2020. In April 2020, on a year-over-year basis for the month, new applications decreased 14% and 26% for our Personal Lines and Commercial Lines businesses, respectively. In total for the second quarter 2020, Personal Lines new applications increased 2% and Commercial Lines decreased 10%. The increase in Personal Lines new applications was due to growth in our Direct auto business, as well as 22% new applications growth in our special lines products.
Our companywide underwriting margin for the second quarter 2020 was strong at 12.3%, which was 2.7 points better than the same period last year and only 0.8 points higher than the first quarter 2020. Vehicle accidents were significantly lower than the prior year as COVID-related restrictions remained in effect, and remained lower even after many of the restrictions were lifted. Our personal auto incurred accident frequency, which continued to moderate as the quarter progressed, was down about 39% for the second quarter 2020, as compared to the prior year.
On the other hand, our expense ratio was adversely impacted 10.7 points due to the $1 billion of credits we issued to our personal auto policyholders in response to the expected reduction in auto accident frequency and the financial hardships imposed by the impact of COVID-19 restrictions throughout the United States. These credits or payments represented 20% of monthly premiums for customers with a policy in force on each of April 30 and May 31, 2020. In addition to the credits, during the second quarter 2020 we recorded a $120.0 million increase in the allowance for doubtful accounts relating to our billing leniency efforts, such as suspending cancellations and non-renewals for non-payment and pausing collection activities that we put in place through May 15, 2020, to help policyholders who were experiencing financial hardships. There still remains state mandated moratoriums in several states.
Our non-U.S. Treasury fixed-income and equity investment portfolios valuations rebounded throughout the second quarter 2020. The combination of strong fiscal and monetary stimulus provided a positive backdrop to the financial markets throughout the quarter. Nevertheless, we currently view the market environment as very uncertain and believe the relatively conservative position of our investment portfolio continues to remain appropriate.
From an operations perspective, we continue to institute work-from-home measures, which we believe will be largely in place throughout the remainder of 2020. In this challenging environment, we continue to believe that we are effectively maintaining our insurance and investment operations, our financial reporting systems, and our internal controls over financial reporting. For those employees whose jobs require them to remain in the office, we continue to practice enhanced social distancing, cleaning, and other protocols to promote employee health and safety. To help employees other than senior leaders, we paid a portion of their annual bonus in April and July. We continue to make investments in our infrastructure and are currently maintaining our staffing levels, as we are returning to more normal insurance markets and economic conditions.
We are continuing to investigate the impact of the Coronavirus Aid, Relief, and Economic Security Act, known as the CARES Act, and monitor related guidance. Based on current guidance, we do not expect the CARES Act to materially impact us. We are, however, electing to defer the payment of our portion of Social Security payroll taxes, as permitted under the CARES Act. We estimate that we will defer about $130 million of payments in 2020, with half of that amount being paid by the end of each of 2021 and 2022. As of June 30, 2020, we deferred approximately $50 million of payments related to our portion of Social Security payroll taxes.
Even after the current COVID-19 restrictions were lifted, there remains significant uncertainty regarding the potential for and timing of any economic recovery, whether and when driving and insurance shopping patterns will return to historical patterns, and the near-term and longer-term impacts on insurance markets, small businesses, our critical vendors and counterparties, the investment markets, and the regulatory environment, among many other issues and, ultimately, how our businesses and financial results will be impacted during these recovery periods. Although the nature of these impacts may change over time, we cannot predict the likely duration or extent of these impacts.
B. Insurance Operations
We evaluate growth in terms of both net premiums written and policy in force growth. All three of our operating segments contributed to our solid premium and policy in force growth during the second quarter on a year-over-year basis. Our companywide net premiums written grew 11%, with Personal Lines growing 13%, Commercial Lines 1%, and Property 12%, primarily reflecting an increase in volume. The Commercial Lines premiums growth was negatively impacted as a result of reducing our transportation network company business’ premiums $29.0 million and $139.5 million, during the three and six months ended June 30, 2020, respectively, as we continued to revise estimated miles to be driven during the remainder of the policy terms. On a policy-by-policy basis, we determine the premiums on these policies monthly based on actual miles driven and an estimate of miles to be driven during the remaining policy terms. Due to COVID-19 restrictions, the estimate of miles driven was reduced. Changes in actual and estimated miles driven will continue to impact our net premiums written in future periods. Policies in force grew 10% companywide, with Personal Lines, Commercial Lines, and Property growing 10%, 6%, and 13%, respectively.
During the quarter, total new personal auto applications (i.e., issued policies) decreased 4% on a year-over-year basis, with Agency new applications decreasing 13% and Direct increasing 4%. In light of social distancing requirements, many independent agents are still working to get their operations back to pre-COVID levels, which contributed to the slower pace of recovery in the Agency channel. By the end of the second quarter we saw overall shopping return to pre-COVID levels, contributing to the 6% increase in Direct auto quotes, compared to the same period last year. Total personal auto renewal applications increased 13% over the second quarter last year, in part driven by our billing leniency efforts during the period. New applications for our special lines products were up 22% during the second quarter 2020, primarily due to overall industry growth as consumers habits shifted toward focusing on new ways to enjoy the summer and take vacations while maintaining social distance.
For the Commercial Lines business, new applications, which also continued to be impacted by COVID-19 restrictions, decreased 10% on a year-over-year basis during the second quarter 2020, with renewal applications increasing 7%. The Property business saw new homeowner and condo policy sales decline during April and May, due to the shelter-in-place restrictions, but sales activity recovered in June. Property new applications increased 4% and renewal applications increased 15% during the second quarter 2020.
We realize the importance of retaining customers to grow policies in force and this remains one of our most important priorities. We remain focused on increasing our share of multi-product households and will continue to make investments to improve the customer experience to continue to support that goal. We also will continue to monitor policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, and report it as our primary measure of customer retention in our Personal Lines and Commercial Lines auto business. Due to insurance market volatility brought on by the COVID-19 virus, it may be difficult to assess the progress we are making against our retention goals. As of the end of the second quarter 2020, our trailing 12-month total personal auto policy life expectancy increased 7% compared to last year, as a portion of policy cancellations were suppressed by the billing leniency and state moratoriums enacted in March 2020 and remained in place through May 15, 2020. Our Agency auto trailing 12-month policy life expectancy was up 9%, and Direct auto was up 5%. Our Commercial Lines trailing 12-month policy life expectancy increased 6% year over year and special lines was up 7%.
Our Personal and Commercial Lines operating segments were profitable during the second quarter 2020, while our Property business generated an underwriting loss, primarily due to catastrophe losses incurred during the quarter. Our Personal Lines segment generated an underwriting profit margin of 14.8% for the second quarter 2020. Although our special lines products generated an underwriting profit during the second quarter, the seasonal nature of these products unfavorably impacted our total Personal Lines combined ratio by about 0.5 points. Our Commercial Lines underwriting profit margin for the second quarter was 15.9%. Our Property segment had an underwriting loss margin of 43.6% for the second quarter. On a net basis (i.e., after reinsurance), our Property business incurred catastrophe losses during the second quarter of $234.8 million, or 54.3 points on their combined ratio. As of June 30, 2020, we have retained approximately $330 million of catastrophe losses and associated allocated loss adjustment expenses (ALAE) in the Property business, which has not exceeded the $375 million annual retention threshold under our catastrophe aggregate excess of loss reinsurance program and, therefore, we have not recorded a reinsurance recoverable related to these losses and ALAE.
C. Investments
The fair value of our investment portfolio was $43.8 billion at June 30, 2020, compared to $39.3 billion at December 31, 2019. The increase from year-end 2019, primarily reflects the $1.0 billion of proceeds from the debt issued during March, comprehensive income of $3.1 billion, and $0.3 billion of unsettled security transactions at the end of the second quarter, offset by $1.6 billion related to the payment of shareholder dividends and the purchase of ARX Holding Corp. during the period.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At June 30, 2020, 11% of our portfolio was allocated to Group I securities and 89% to Group II securities, compared to 12% and 88%, respectively, at December 31, 2019. The allocation to Group I securities declined slightly year over year as available cash was invested in Group II securities and Group I valuations declined while Group II valuations increased during the period.
Our recurring investment income generated a pretax book yield of 2.5% for the second quarter 2020, compared to 3.2% for the same period in 2019, primarily due to investing new cash at lower interest rates. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 4.5% and 2.2% for the second quarter 2020 and 2019, respectively. Our fixed-income and common stock portfolios had FTE total returns of 3.4% and 21.5%, respectively, for the second quarter 2020, compared to 2.1% and 4.0%, respectively, last year. There was a significant narrowing of credit spreads, which resulted in a 4.6% FTE total return on our fixed-income securities for the first six months of 2020. Our common stock portfolio’s FTE total return was a (3.4)% for the first six months of 2020 and, while still negative, is a significant increase from the first quarter 2020.
At June 30, 2020, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 3.0 years, compared to AA- and 2.7 years and AA and 3.0 years at June 30, 2019 and December 31, 2019, respectively. During the quarter, with valuations improving in several market sectors, we were able to add some attractive investments to our portfolio. While we have lengthened our portfolio duration over the previous twelve months, it remains slightly below the midpoint of our 1.5 year to 5 year range, which we believe provides some protection against an increase in interest rates.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of $3.9 billion and $3.4 billion for the first six months of 2020 and 2019, respectively.
We did not experience a significant change in our liquidity needs during the second quarter 2020. When COVID-19 restrictions remained in place during the first half of the second quarter, we saw a continued decrease in new applications, which, along with the suspending collections and cancellations for non-payments, reduced the amount of cash we would have collected from customers. However, we also saw a significant decrease in accident claim frequency and, as a result, the amount of cash required to pay claims also decreased. We continue to believe that we have sufficient liquidity from our current operations and in our investment portfolio to meet all of our near-term operating cash needs.
Our total capital (debt plus shareholders’ equity) was $22.1 billion, at book value, at June 30, 2020, compared to $17.7 billion at June 30, 2019, and $18.1 billion at December 31, 2019. The increase since year end reflects the increase in comprehensive income during that period as well as the issuance of $500 million of 3.20% Senior Notes due 2030 and $500 million of 3.95% Senior Notes due 2050, in underwritten public offerings during the first quarter 2020.
Our debt-to-total capital ratio remained below 30% during all reported periods, consistent with our financial policy. This ratio, which reflects debt as a percent of debt plus shareholders’ equity and excludes redeemable noncontrolling interest, if any, was 24.4% at June 30, 2020, 24.8% at June 30, 2019, and 24.4% at December 31, 2019. None of our outstanding senior notes have restrictive financial covenants or credit rating triggers.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
During the first six months of 2020, we returned capital to shareholders primarily through dividends. Our Board of Directors declared a $0.10 per common share dividend in both the first and second quarters 2020. These dividends, which were each $58.5 million in the aggregate, were paid in April 2020 and July 2020, respectively. In addition to the common share dividends, in February 2020, the Board also declared a Series B Preferred Share dividend of $13.4 million, which was paid March 2020. In January 2020, we also paid the $2.25 and $0.10 common share dividends declared in December 2019, in the aggregate amount of $1.4 billion (see Note 9 – Dividends for further discussion). During the year, we also repurchased 0.4 million common shares, at a total cost of $29.1 million, to satisfy tax withholding obligations, as permitted under our equity compensation plans.
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
During the first six months of 2020 and at all times during 2019, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report on Form 10-K for the year ended December 31, 2019. Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, dividends on common shares and Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future.
In April 2020, we renewed the unsecured discretionary line of credit (the “Line of Credit”) with PNC Bank, National Association, in the maximum principal amount of $250 million, that expired in April 2020. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to the higher of PNC’s Prime Rate or the sum of the Federal Funds Open Rate plus 175 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2021, the expiration date of the line of credit. We did not engage in short-term borrowings, including any borrowings under our discretionary Line of Credit, to fund our operations or for liquidity purposes during the reported periods.

B. Commitments and Contingencies
Contractual Obligations
During the first six months of 2020, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. We are not aware of any significant changes to our contractual obligations that are likely to occur as a result of COVID-19.
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
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Personal Lines
Agency	40%	41%	41%	41%
Direct	43	41	43	42
Total Personal Lines[1]	83	82	84	83
Commercial Lines	12	13	12	13
Property	5	5	4	4
Total underwriting operations	100%	100%	100%	100%
1 Personal auto insurance accounted for 91% of the total Personal Lines segment net premiums written during the three months and 93% during the six months ended June 30, 2020 and 2019; insurance for our special lines products accounted for the balance.
Our Personal Lines business writes insurance for personal autos and special lines products (e.g., motorcycles, watercraft, and RVs). We currently write our Personal Lines products in all 50 states. We also offer our personal auto products (not special lines products) in the District of Columbia. Our personal auto policies are primarily written for 6-month terms, although we do write 12-month personal auto policies mainly through our Platinum agents who are focused on selling bundled auto and home policies. At June 30, 2020, 11% of our Agency auto policies in force were 12-month policies, compared to 9% a year earlier. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related primary liability and physical damage insurance, and other liability and property insurance, predominately for small businesses. The majority of our Commercial Lines business is written through the independent agency channel. The amount of commercial auto business written through the direct channel represented 8% of premiums written for the second quarter 2020, excluding our transportation network company business, compared to 7% for the same period last year. We write Commercial Lines business in all 50 states and our policies are primarily written for 12-month terms.
Our Property business writes residential property insurance for single family homes, condominium unit owners, renters, etc. We write the majority of our Property business through the independent agency channel; however, we continue to expand the distribution of our Property product offerings in the direct channel, which represented about 17% of premiums written for the second quarter of 2020, compared to 15% for the same period last year. Property policies are written for 12-month terms. During the second quarter 2020, we began writing residential property and renters insurance in New Hampshire, bringing the total number of states where we write residential property and flood insurance to 45 states and renters insurance to 46 states; we also write all of these products in the District of Columbia. Our flood insurance is written primarily through the National Flood Insurance Program and is 100% reinsured.

B. Profitability
Profitability for our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned plus fees and other revenues less losses and loss adjustment expenses, policy acquisition costs, other underwriting expenses, and policy holder credits. We also use underwriting margin, which is underwriting profit or loss expressed as a percentage of net premiums earned, to analyze our results. For the respective periods, our underwriting profitability results were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$550.6	14.0%	$434.7	11.9%	$1,152.2	14.9%	$887.7	12.4%
Direct	647.2	15.5	326.6	8.7	1,120.2	13.7	648.5	8.9
Total Personal Lines	1,197.8	14.8	761.3	10.3	2,272.4	14.3	1,536.2	10.6
Commercial Lines	179.8	15.9	124.4	11.6	292.3	12.6	291.0	14.0
Property[1]	(188.7)	(43.6)	(34.4)	(9.0)	(139.5)	(16.3)	(26.7)	(3.6)
Total underwriting operations	$1,188.9	12.3%	$851.3	9.6%	$2,425.2	12.7%	$1,800.5	10.4%
1 For the three and six months ended June 30, 2020, pretax profit (loss) includes $14.1 million and $28.6 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX, and $18.0 million and $35.9 million for the respective periods last year; the decrease in amortization expense reflects intangible assets that were fully amortized subsequent to second quarter 2019.
The increases in the companywide underwriting profit margins during three and six months ended June 30, 2020, compared to the same periods last year, were driven primarily by lower accident frequency experienced as a result of COVID-19 restrictions, partially offset by the policyholder credits issued to personal auto customers and additional bad debt expense recognized as part of the billing leniency and moratoriums in the second quarter of 2020.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Performance[1]	2020	2019	Change	2020	2019	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	53.2	68.9	(15.7)	58.8	68.3	(9.5)
Underwriting expense ratio	32.8	19.2	13.6	26.3	19.3	7.0
Combined ratio	86.0	88.1	(2.1)	85.1	87.6	(2.5)
Personal Lines—Direct
Loss & loss adjustment expense ratio	50.3	70.1	(19.8)	57.9	70.0	(12.1)
Underwriting expense ratio	34.2	21.2	13.0	28.4	21.1	7.3
Combined ratio	84.5	91.3	(6.8)	86.3	91.1	(4.8)
Total Personal Lines
Loss & loss adjustment expense ratio	51.7	69.5	(17.8)	58.3	69.2	(10.9)
Underwriting expense ratio	33.5	20.2	13.3	27.4	20.2	7.2
Combined ratio	85.2	89.7	(4.5)	85.7	89.4	(3.7)
Commercial Lines
Loss & loss adjustment expense ratio	57.3	67.3	(10.0)	62.9	65.0	(2.1)
Underwriting expense ratio	26.8	21.1	5.7	24.5	21.0	3.5
Combined ratio	84.1	88.4	(4.3)	87.4	86.0	1.4
Property
Loss & loss adjustment expense ratio	114.0	77.7	36.3	86.5	73.0	13.5
Underwriting expense ratio[2]	29.6	31.3	(1.7)	29.8	30.6	(0.8)
Combined ratio[2]	143.6	109.0	34.6	116.3	103.6	12.7
Total Underwriting Operations
Loss & loss adjustment expense ratio	55.2	69.6	(14.4)	60.2	68.8	(8.6)
Underwriting expense ratio	32.5	20.8	11.7	27.1	20.8	6.3
Combined ratio	87.7	90.4	(2.7)	87.3	89.6	(2.3)
Accident year — Loss & loss adjustment expense ratio[3]	55.5	68.8	(13.3)	59.6	67.6	(8.0)
1 Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 Included in the three and six months ended June 30, 2020, are 3.3 points and 3.4 points, respectively, of amortization expense predominately associated with our acquisition of a controlling interest in ARX, and 4.7 points and 4.8 points for the respective periods last year. Excluding these additional expenses, for the three months ended June 30, 2020 and 2019, the Property business would have reported expense ratios of 26.3 and 26.6, respectively, and a combined ratio of 140.3 and 104.3. For the six months ended June 30, 2020 and 2019, excluding these additional expenses, the Property business would have reported expense ratios of 26.4 and 25.8, respectively, and combined ratios of 112.9 and 98.8.
3 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2020	2019	2020	2019
Increase (decrease) in net loss and LAE reserves	$146.5	$485.4	$116.1	$825.5
Paid losses and LAE	5,174.9	5,652.7	11,360.5	11,071.6
Total incurred losses and LAE	$5,321.4	$6,138.1	$11,476.6	$11,897.1
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
Our total loss and LAE ratio decreased 14.4 points for the second quarter 2020, compared to the same period last year, and 8.6 points on a year-to-date basis, primarily due to lower auto frequency, partially offset by higher severity as discussed below.
The following table shows our consolidated catastrophe losses, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2020		2019		2020		2019
Personal Lines	$164.7		$125.0		$201.9		$169.8
Commercial Lines	6.3		4.8		7.6		6.3
Property
Property business, net of reinsurance (excluding ASL)	247.9		131.4		289.7		193.0
Reinsurance recoverable on ASL[1]	(13.1)		(49.5)		(13.0)		(85.5)
Property business, net	234.8		81.9		276.7		107.5
Total net catastrophe losses incurred	$405.8		$211.7		$486.2		$283.6
Combined ratio effect	4.2	pts.	2.4	pts.	2.5	pts.	1.6	pts.
1 Represents the reinsurance recoverable recorded on the losses from prior accident years under our aggregate stop-loss agreements (ASL); see table below for further information.
During the second quarter 2020, the majority of catastrophe losses were due to wind, hail, and tornadoes throughout the United States. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide high-quality claims service to our customers.
We do not have catastrophe-specific reinsurance for our Personal Lines or Commercial Lines businesses, but we reinsure portions of our Property business against various risks, including, but not limited to, catastrophic losses through excess of loss reinsurance.
We have aggregate stop-loss reinsurance agreements (ASL) in place, which are in effect for accident years 2019, 2018, and 2017. We did not renew our ASL program for accident year 2020. Instead, we entered into a property catastrophe aggregate excess of loss program in January 2020. Both the ASL and the aggregate excess of loss (XOL) programs cover accident year Property catastrophe losses and a portion of LAE, known as allocated loss adjustment expenses (ALAE). See Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion. Through June 30, 2020, we have retained approximately $330 million of catastrophe losses and ALAE for the current accident year under the aggregate XOL program, which has not exceeded our retention threshold of $375 million.

The following table shows the total reinsurance recoverables activity under the aggregate stop-loss agreements by accident year, for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Reinsurance recoverable on ASL, beginning of period	$69.7	$52.2	$69.7	$12.5
Reinsurance recoverables recognized on losses
Accident year:
2019	11.8	37.1	10.9	$73.4
2018	0	0	0	0
2017	1.3	12.4	2.1	12.1
Total	13.1	49.5	13.0	85.5
Reinsurance recoverables recognized on ALAE
Accident year:
2019	1.3	4.9	1.4	8.1
2018	0	0	0	0
2017	0.2	(0.7)	0.2	(0.2)
Total	1.5	4.2	1.6	7.9
Total reinsurance recoverables recognized
Accident year:
2019	13.1	42.0	12.3	81.5
2018	0	0	0	0
2017	1.5	11.7	2.3	11.9
Total	14.6	53.7	14.6	93.4
Reinsurance recoverable on ASL, end of period	$84.3	$105.9	$84.3	$105.9
In addition to the aggregate XOL program, during the second quarter 2020, our Property business renewed its multi-year catastrophe reinsurance contracts.The renewed insurance policies carry retention thresholds for losses and ALAE from a single catastrophic event of $80 million, an increase from the retention threshold on the prior contracts of $60 million, as well as $200 million of additional coverage, due to the growth of the Property business (see Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion). We have not had a catastrophe event during the first six months of 2020 that exceeded our retention threshold.
During the first quarter 2020, relative to our Property business, we closed a $200 million catastrophe bond transaction. This bond replaces a similar $200 million bond that expired on December 31, 2019. The bond will provide reinsurance coverage in the unlikely event that a single catastrophe event exceeds the $1.6 billion in coverage provided by our traditional catastrophe reinsurance program.
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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 8% and 10% for the three and six months ended June 30, 2020, respectively, compared to the same periods last year. These increases reflect a reduction in incoming new claims, which led to an older aged mix of inventory, which increases incurred losses. In addition, we have seen an increase in the number of claims that were reopened, and required an additional payment, during the second quarter 2020, compared to a year ago. These supplemental payments are related to prior accident periods and were not impacted by COVID-19 restrictions.
Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•
Primarily due to an older aged mix of claims inventory and an increase in the number of claims reopened during the first six months of 2020 personal injury protection (PIP) increased about 30% and 20% for the second quarter and first six months of 2020, respectively, bodily injury increased about 11% and 10%, and auto property damage increased about 13% and 14%.

•	Collision decreased about 8% during the second quarter and was flat during the first six months of 2020, in part due to a mix in the timing of salvage and subrogation collections.
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our personal auto incurred frequency, on a calendar-year basis, decreased about 39% and 29% for the three and six months ended June 30, 2020, respectively, compared to the same periods last year. Following are the frequency changes we experienced by coverage on a year-over-year basis:

•	PIP decreased about 45% and 33% for the second quarter and first six months of 2020, respectively.

•	Auto property damage decreased about 42% for the quarter and 30% for the first six months.

•	Bodily injury decreased about 42% for the quarter and 28% for the first six months.

•	Collision decreased about 36% for the quarter and 30% for the first six months.
We closely monitor the changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any certainty, given the uncertainty of the current environment. We saw the number of vehicle miles driven decrease dramatically when the COVID-19 restrictions were first put in place. Once the restrictions began to be lifted during the quarter, we did see the vehicle miles traveled increase, however, they were still lower than during the second quarter last year. We will continue to analyze trends to distinguish changes in our experience from other external factors, such as changes in the number of vehicles per household, gasoline prices, advances in vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, to allow us to reserve more accurately for our loss exposures.
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
On a year-over-year basis, our commercial auto products incurred severity increased 21% and frequency decreased 12%. In addition to general trends in the marketplace, the increase in our commercial auto products severity reflects increased medical costs and actuarially determined reserves due to accelerating paid loss trends and shifts in the mix of business to for-hire trucking, which has higher average severity than the business auto and contractor market tiers. The frequency decrease was in part due to COVID-19 restrictions and continued product segmentation and underwriting, which created a mix shift toward more preferred, lower-frequency, business.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2020		2019		2020		2019
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$(2.7)			$(45.8)	$(12.2)			$(62.5)
Current accident year	28.6		(16.3)		30.2		(3.0)
Calendar year actuarial adjustment	$25.9			$(62.1)	$18.0			$(65.5)
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustment	$(2.7)			$(45.8)	$(12.2)			$(62.5)
All other development	30.7		(21.6)		(103.9)		(147.5)
Total development	$28.0			$(67.4)	$(116.1)			$(210.0)
(Increase) decrease to calendar year combined ratio	0.3	pts.	(0.8	) pts.	(0.6	) pts.	(1.2	) pts.
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
Underwriting Expenses
Progressive’s other underwriting expenses, which excludes the policyholder credits, increased 17% for the second quarter and 19% for the first six months of 2020, compared to the same periods last year, primarily reflecting the increase of $120.0 million and $191.0 million, respectively, in our allowance for uncollectable accounts, due to the billing leniencies that we put in place following COVID-19 restrictions, and increased advertising spend in both periods. During the second quarter and first six months of 2020, our advertising expenditures increased 12% and 15%, respectively, compared to the same periods last year. We will continue to invest in advertising as long as we generate sales at a cost below the maximum amount we are willing to spend to acquire a new customer.
The companywide underwriting expense ratio (i.e., policy acquisition costs, other underwriting expenses and policyholder credits, net of fees and other revenues, expressed as a percentage of net premiums earned) increased 11.7 points and 6.3 points for the three and six months ended June 30, 2020, compared to the same periods last year, primarily reflecting 10.7 points and 5.4 points, respectively, of policyholder credits issued to personal auto customers in the second quarter 2020. In addition to the credits issued to personal auto customers, our Commercial Lines business worked directly with their policyholders and agents to provide premium and billing credits during the quarter, which, along with bad debt exposure, contributed to a 4.0 point and 2.1 point increase in the Commercial Lines expense ratio for the three and six months end June 30, 2020, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2020	2019	% Growth	2020	2019	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$4,104.7	$3,775.5	9%	$8,131.2	$7,541.9	8%
Direct	4,326.8	3,709.8	17	8,624.2	7,665.9	13
Total Personal Lines	8,431.5	7,485.3	13	16,755.4	15,207.8	10
Commercial Lines	1,195.1	1,182.7	1	2,339.2	2,347.9	0
Property	513.4	458.5	12	916.7	810.7	13
Total underwriting operations	$10,140.0	$9,126.5	11%	$20,011.3	$18,366.4	9%
NET PREMIUMS EARNED
Personal Lines
Agency	$3,919.0	$3,639.6	8%	$7,747.7	$7,148.1	8%
Direct	4,167.9	3,733.4	12	8,160.3	7,309.7	12
Total Personal Lines	8,086.9	7,373.0	10	15,908.0	14,457.8	10
Commercial Lines	1,129.0	1,070.5	5	2,318.0	2,083.5	11
Property	432.7	381.2	14	853.3	743.2	15
Total underwriting operations	$9,648.6	$8,824.7	9%	$19,079.3	$17,284.5	10%

				June 30,
(thousands)				2020	2019	% Growth
POLICIES IN FORCE
Agency auto				7,362.5	6,783.7	9%
Direct auto				8,507.6	7,528.4	13
Total auto				15,870.1	14,312.1	11
Special lines[1]				4,790.5	4,510.2	6
Personal Lines — total				20,660.6	18,822.3	10
Commercial Lines				775.8	734.2	6
Property				2,336.1	2,071.6	13
Companywide total				23,772.5	21,628.1	10%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.
Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth. As shown in the tables below, we measure retention by policy life expectancy. We review our customer retention for our personal auto products using both a trailing 3-month and a trailing 12-month period. Although using a trailing 3-month measure does not address seasonality and can reflect more volatility, this measure is more responsive to current experience and generally can be an indicator of how our retention rates are moving. As of June 30, 2020, however, the growth in our auto trailing 3-month policy life expectancy is artificially high due to suspending cancellations of policies for non-payment, which impacted renewal activity during the second quarter 2020. Due to these unusual circumstances, we have chosen not to disclose the year-over-year increase in the trailing 3-month measure in the tables below, as we do not believe the growth is meaningful. We continue to disclose our changes in policy life expectancy using a trailing 12-month period. We believe that the trailing 12-month measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. While this measure was also positively impacted by the inclusion of the items discussed above, it was to a much lesser extent.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments.

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2020	2019	2020	2019
Applications
New	2%	5%	2%	6%
Renewal	12	11	11	11
Written premium per policy - Auto	0	2	0	3
Policy life expectancy - Auto
Trailing 3-months	NM	1
Trailing 12-months	7	(2)

NM = Not meaningful
In our Personal Lines business, the increase in new applications during both periods in 2020 was driven by high demand in our special lines products, due to overall industry growth, as consumers placed higher focus on engaging in recreational activities that promote maintaining social distance. Our special lines products saw new applications increase 22% and 18% during the quarter and year-to-date period, respectively. During the three and six months ended June 30, 2020, our personal auto new application growth was down 4% and 1%, respectively, primarily driven by a decrease in auto quote volume and conversion in our Agency auto business. During both periods, we continued to see strong renewal personal auto application growth, which may have been aided, in part, by our billing leniency efforts and the moratoriums that were put in place during the first quarter 2020, which suspended cancellations of policies for non-payment. The moratoriums were lifted in May of 2020 in all but eleven states and the District of Columbia, and by June 30, 2020, moratoriums remained in eight states and the District of Columbia.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel.
The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2020	2019	2020	2019
Applications - Auto
New	(13)%	6%	(8)%	7%
Renewal	11	11	10	11
Written premium per policy - Auto	1	3	1	3
Policy life expectancy - Auto
Trailing 3-months	NM	4
Trailing 12-months	9	0

NM = Not meaningful
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the second quarter and the first six months of 2020, the Agency business experienced a decline in new application growth and an increase renewal application growth. During the year, we generated new auto application growth in only twelve states, including only one of our top 10 largest Agency states. While application growth during the quarter in the renewal business was in part driven by our billing leniency efforts, new applications growth decreased significantly as it is taking longer for agents to get their operations back to pre-COVID levels.
During both the second quarter and six months ended June 30, 2020, we continued to experience a decrease in Agency auto quote volume of 4% and 2%, respectively, with rate of conversion (i.e., converting a quote to a sale) decreasing 9% and 6%, compared to the same periods last year.

We analyze growth in each of our four consumers segments (e.g., inconsistently insured, consistently insured and maybe a renter, homeowners who do not bundle auto and home, and homeowners who bundle auto and home). During the second quarter, while each of our segments experienced negative new application growth, our inconsistently insured (i.e., Sams) and consistently insured non-homeowners segments (i.e., Diane) experienced a double digit decline; however, all consumer segments experienced year-over-year policy in force growth, with double digit increases from both our non-bundled homeowner (i.e., Wrights) and bundled auto and home consumer segments (i.e., Robinsons), albeit on a smaller base.
During the trailing 12-month period, we experienced an increase in the percentage of bundled Agency auto policies written for 12-month terms, which have about twice the amount of net premiums written compared to 6-month policies. At the end of the second quarter 2020, 11% of our Agency auto policies in force were 12-month policies, compared to about 9% a year earlier.
The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2020	2019	2020	2019
Applications - Auto
New	4%	6%	5%	7%
Renewal	15	15	13	16
Written premium per policy - Auto	0	2	0	2
Policy life expectancy - Auto
Trailing 3-months	NM	(2)
Trailing 12-months	5	(4)

NM = Not meaningful
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. The Direct business experienced solid new and renewal application growth during the second quarter and the first six months of 2020. During the year, we generated new auto application growth in 31 states, including six of our top 10 largest Direct states. By the end of the second quarter 2020, we continued to see overall shopping volume return to pre-COVID levels. During both the second quarter and six months ended June 30, 2020, we continued to experience an increase in Direct auto quote volume of 6% and 5%, respectively, with rate of conversion decreasing 2% and 1%, compared to the same periods last year.
During the second quarter, our Diane and Wrights consumer segments experienced negative new application growth, with Sams and Robinsons experiencing double digit new application growth, while all consumer segments experienced strong year-over-year policy in force growth.
E. Commercial Lines

	Growth Over Prior Year
	Quarter		Year-to-date
	2020	2019	2020	2019
Applications - Auto
New	(10)%	11%	(3)%	11%
Renewal	7	7	8	8
Written premium per policy - Auto	(1)	10	2	12
Policy life expectancy - Auto - trailing 12-months	6	(7)

Note: Table excludes our transportation network company business.
Our Commercial Lines business operates in five traditional business markets, which include business auto, for-hire transportation, contractor, for-hire specialty, and tow markets and is primarily written through the agency channel.
Similar to our experience in our Personal Lines Agency business, the quarterly results of our Commercial Lines business were negatively impacted by COVID-19 restrictions that were in place during the first half of the second quarter 2020, which influenced the demands and general consumer habits for goods and services provided by our Commercial Lines customers and required that certain businesses undergo temporary closure.

While our renewal business was not significantly impacted, we continued to experience a significant decline in new consumer shopping during the second quarter 2020, reflecting a 13% and 8% quote volume decrease during the three and six month period ended June 30, 2020, respectively, and a 3% and 5% rate of conversion increase, compared to the same periods last year.
F. Property

	Growth Over Prior Year
	Quarter		Year-to-date
	2020	2019	2020	2019
Applications
New	4%	(6)%	5%	(2)%
Renewal	15	23	16	24
Written premium per policy	0	3	0	2
Our Property business writes residential property insurance for homeowners, other property owners, and renters, in the agency and direct channels. During the second quarter 2020, our Property business experienced an increase in new applications, primarily driven by growth in our direct channel and our Robinsons consumer segment, as discussed above, and a rebound to the housing market for new home sales in June 2020. During 2020, our written premium per policy increased for our homeowners’ policies, on a year-over-year basis, but was offset by a larger share of renters policies, which have lower written premiums per policy.
While COVID-19 restrictions had a negative impact our Personal Lines and Commercial Lines segments, our Property segment was not as significantly impacted during the second quarter or six months ended June 30, 2020.
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future period. At June 30, 2020 and 2019, and December 31, 2019, we reported net deferred tax liabilities. At June 30, 2020 and 2019, and December 31, 2019, we had net current income taxes payable of $889.0 million, $150.3 million, and $195.5 million, respectively, which were reported as part of other liabilities. During the six months ended June 30, 2020, we deferred making estimated federal tax payments. In response to the impact on businesses caused by COVID-19 restrictions, the Internal Revenue Service postponed the due date of federal income tax payments that would have otherwise been due between April 1, 2020, and July 15, 2020. On July 15, 2020, we paid $700.0 million of estimated federal taxes that would have otherwise been paid in the first half of 2020.
Our effective tax rate for the three and six months ended June 30, 2020, were 21.1% and 20.8%, respectively, compared to 21.3% and 26.7% for the same periods last year. The higher effective rate for the first six months of 2019 was due primarily to the reversal of tax credits and other tax benefits previously recognized from certain renewable energy investments, where the sponsor pled guilty to fraud through these investments and the tax credits and other benefits related to those investments were not valid. See Note 5 – Income Taxes in our 2019 Annual Report to Shareholders for a further discussion.

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

The following table summarizes investment results for the periods ended June 30:

	Three Months		Six Months
	2020	2019	2020	2019
Pretax recurring investment book yield (annualized)	2.5%	3.2%	2.6%	3.1%
Weighted average FTE book yield (annualized)	2.6	3.2	2.6	3.2
FTE total return:
Fixed-income securities	3.4	2.1	4.6	4.4
Common stocks	21.5	4.0	(3.4)	17.9
Total portfolio	4.5	2.2	3.9	5.5

A combination of strong fiscal and monetary stimulus efforts provided a positive backdrop to the financial market improvements throughout the second quarter 2020. Our fixed-income portfolio duration was 3.0 years and 2.7 years at June 30, 2020 and 2019, respectively. The fixed-income portfolio generated a positive return for the year based on declining interest rates and narrowing credit spreads during the second quarter. Our indexed portfolio generated a positive return for the quarter as the equity market recovered from the initial effects of COVID-19, and investors moved back towards instruments that contained credit risk.

A further break-down of our FTE total returns for our portfolio for the periods ended June 30, follows:

	Three Months		Six Months
	2020	2019	2020	2019
Fixed-income securities:
U.S. Treasury Notes	0.7%	2.3%	7.0%	3.9%
Municipal bonds	3.8	1.8	6.6	3.7
Corporate bonds	6.3	2.6	5.5	6.3
Residential mortgage-backed securities	4.3	1.1	1.4	2.0
Commercial mortgage-backed securities	4.0	2.2	1.0	4.7
Other asset-backed securities	2.3	1.1	1.8	2.1
Preferred stocks	9.2	2.1	(4.1)	8.5
Short-term investments	0.4	0.6	0.8	1.3
Common stocks:
Indexed	21.5	4.0	(3.4)	17.9
Actively managed	NA	5.0	NA	17.6
NA= Not applicable since we no longer maintain an actively managed portfolio.

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
June 30, 2020
U.S. government obligations	$9,277.8	21.2%	3.8	AAA
State and local government obligations	3,574.3	8.2	4.5	AA+
Corporate debt securities	11,062.5	25.3	4.0	BBB+
Residential mortgage-backed securities	543.0	1.2	0.8	AA
Commercial mortgage-backed securities	5,761.8	13.2	2.7	AA
Other asset-backed securities	4,354.9	9.9	1.0	AAA-
Preferred stocks	1,332.7	3.0	3.2	BBB-
Short-term investments	4,700.5	10.8	0.1	BBB+
Total fixed-income securities	40,607.5	92.8	3.0	AA-
Common equities	3,170.4	7.2	na	na
Total portfolio[2,3]	$43,777.9	100.0%	3.0	AA-
June 30, 2019
U.S. government obligations	$12,379.4	33.6%	3.7	AAA
State and local government obligations	1,589.7	4.3	2.9	AA+
Corporate debt securities	7,385.7	20.1	3.0	BBB
Residential mortgage-backed securities	665.2	1.8	1.1	AA-
Commercial mortgage-backed securities	4,441.9	12.1	2.5	AA-
Other asset-backed securities	4,497.2	12.2	0.9	AAA-
Preferred stocks	1,359.1	3.7	2.5	BBB-
Short-term investments	1,360.9	3.7	0.1	AA-
Total fixed-income securities	33,679.1	91.5	2.7	AA-
Common equities	3,135.5	8.5	na	na
Total portfolio[2,3]	$36,814.6	100.0%	2.7	AA-
December 31, 2019
U.S. government obligations	$13,251.1	33.7%	4.9	AAA
State and local government obligations	1,713.3	4.4	3.1	AA+
Corporate debt securities	7,067.7	18.0	2.7	BBB
Residential mortgage-backed securities	627.5	1.6	0.9	AA
Commercial mortgage-backed securities	5,076.2	12.9	2.0	AA
Other asset-backed securities	5,179.5	13.2	0.8	AAA-
Preferred stocks	1,233.9	3.2	2.6	BBB-
Short-term investments	1,798.8	4.6	0.1	AA-
Total fixed-income securities	35,948.0	91.6	3.0	AA
Common equities	3,306.3	8.4	na	na
Total portfolio[2,3]	$39,254.3	100.0%	3.0	AA
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
2Our portfolio reflects the effect of net unsettled security transactions; at June 30, 2020, we had $277.9 million in other liabilities, compared to $303.5 million and $11.9 million at June 30, 2019 and December 31, 2019, respectively.
3The total fair value of the portfolio at June 30, 2020 and 2019, and December 31, 2019, included $2.3 billion, $1.2 billion, and $3.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

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

The following table shows the composition of our Group I and Group II securities:

	June 30, 2020		June 30, 2019		December 31, 2019
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$368.6	0.8%	$489.5	1.3%	$327.2	0.8%
Redeemable preferred stocks[1]	76.0	0.2	133.7	0.4	117.6	0.3
Nonredeemable preferred stocks	1,180.6	2.7	1,130.0	3.1	1,038.9	2.7
Common equities	3,170.4	7.2	3,135.5	8.5	3,306.3	8.4
Total Group I securities	4,795.6	10.9	4,888.7	13.3	4,790.0	12.2
Group II securities:
Other fixed maturities	34,281.8	78.3	30,565.0	83.0	32,665.5	83.2
Short-term investments	4,700.5	10.8	1,360.9	3.7	1,798.8	4.6
Total Group II securities	38,982.3	89.1	31,925.9	86.7	34,464.3	87.8
Total portfolio	$43,777.9	100.0%	$36,814.6	100.0%	$39,254.3	100.0%
1Includes non-investment-grade redeemable preferred stocks of $38.3 million and $40.2 million at June 30, 2019 and December 31, 2019, respectively; we held no non-investment-grade redeemable preferred stocks at June 30, 2020.
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

Unrealized Gains and Losses
As of June 30, 2020, our fixed-maturity portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,257.1 million, compared to $598.1 million and $459.4 million at June 30, 2019 and December 31, 2019, respectively. The changes from both June and December 2019, reflect decreasing interest rates, which resulted in valuation increases in all fixed-maturity sectors.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Holding Period Gains and Losses

The following table provides the gross and net holding period gain (loss) balance and activity during the six months ended June 30, 2020:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Beginning of period
Hybrid fixed-maturity securities	$7.8	$0	$7.8
Equity securities	2,263.9	(15.5)	2,248.4
Balance at December 31, 2019	2,271.7	(15.5)	2,256.2
Year-to-date change in fair value
Hybrid fixed-maturity securities	(4.6)	(1.8)	(6.4)
Equity securities	(186.5)	(45.1)	(231.6)
Total holding period gains (losses) during the period	(191.1)	(46.9)	(238.0)
End of period
Hybrid fixed-maturity securities	3.2	(1.8)	1.4
Equity securities	2,077.4	(60.6)	2,016.8
Balance at June 30, 2020	$2,080.6	$(62.4)	$2,018.2

Changes in holding period gains (losses), similar to unrealized gains (losses) in our fixed-maturity portfolio, are the result of changes in market performance as well as sales of securities based on various portfolio management decisions.
Credit Allowance and Uncollectible Losses
Valuations in all fixed-maturity sectors have improved following the heightened volatility at the end of the first quarter. At the end of the second quarter, we continued to expect that all securities in our portfolio will pay their principal and interest obligations. In determining not to record any allowance or write-off, we considered our expectation as well as how the market has improved during the quarter. See Critical Accounting Policies for additional discussion.
Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks.
Following are the primary exposures for our fixed-income portfolio. Details of our policies related to these exposures can be found in the Management’s Discussion and Analysis included in our 2019 Annual Report to Shareholders.

•	Interest rate risk - our duration of 3.0 years at June 30, 2020, fell within our acceptable range.

◦	The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	June 30, 2020	June 30, 2019	December 31, 2019
1 year	25.5%	24.1%	23.9%
2 years	14.1	20.6	11.8
3 years	21.3	20.1	20.6
5 years	20.1	19.8	23.1
7 years	10.4	12.3	15.1
10 years	8.6	3.1	5.5
Total fixed-income portfolio	100.0%	100.0%	100.0%

•	Credit risk - our credit quality rating was above our minimum threshold during the second quarter 2020.

◦	The credit quality distribution of the fixed-income portfolio was:

Rating	June 30, 2020	June 30, 2019	December 31, 2019
AAA	45.6%	58.0%	60.8%
AA	8.9	10.4	9.9
A	14.5	8.4	7.9
BBB	29.4	20.4	19.5
Non-investment grade/non-rated[1]
BB	1.2	1.9	1.4
B	0.2	0.6	0.3
CCC and lower	0	0.1	0
Non-rated	0.2	0.2	0.2
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 1.5% of the total fixed-income portfolio at June 30, 2020, compared to 2.5% at June 30, 2019 and 1.7% at December 31, 2019.

•
Concentration risk - we did not have any investments in a single issuer, either overall or in the context of individual assets classes and sectors, that exceeded our thresholds during the second quarter 2020.

•	Prepayment and extension risk - we did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the second quarter 2020.

•	Liquidity risk - our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements.

◦
The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $3.1 billion, or 11.5%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2020. Cash from interest and dividend payments provides an additional source of recurring liquidity.

◦	The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at June 30, 2020:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$442.3	0.8
One to two years	1,350.0	1.6
Two to three years	2,424.1	2.6
Three to five years	2,461.0	4.1
Five to seven years	1,940.7	5.7
Seven to ten years	659.7	8.3
Total U.S. Treasury Notes	$9,277.8	3.8

We currently view the market environment as very uncertain and believe the relatively conservative position of our investment portfolio continued to be appropriate.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)[1]
June 30, 2020
Residential mortgage-backed securities	$543.0	$2.0	5.1%	0.8	AA
Commercial mortgage-backed securities	5,761.8	33.3	54.0	2.7	AA
Other asset-backed securities	4,354.9	41.6	40.9	1.0	AAA-
Total asset-backed securities	$10,659.7	$76.9	100.0%	1.9	AA+
June 30, 2019
Residential mortgage-backed securities	$665.2	$4.8	6.9%	1.1	AA-
Commercial mortgage-backed securities	4,441.9	80.7	46.3	2.5	AA-
Other asset-backed securities	4,497.2	18.9	46.8	0.9	AAA-
Total asset-backed securities	$9,604.3	$104.4	100.0%	1.6	AA
December 31, 2019
Residential mortgage-backed securities	$627.5	$2.5	5.8%	0.9	AA
Commercial mortgage-backed securities	5,076.2	55.5	46.6	2.0	AA
Other asset-backed securities	5,179.5	14.8	47.6	0.8	AAA-
Total asset-backed securities	$10,883.2	$72.8	100.0%	1.4	AA+
1 The credit quality ratings in the table above are assigned by NRSROs.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBSs, along with the loan classification and a comparison of the fair value at June 30, 2020, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at June 30, 2020)
($ in millions) Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$378.2	$2.0	$380.2	70.0%
AA	65.8	0.6	66.4	12.2
A	24.0	0	24.0	4.4
BBB	12.3	0	12.3	2.3
Non-investment grade/non-rated:
BB	0.5	0	0.5	0.1
B	16.4	0	16.4	3.0
CCC and lower	11.9	0	11.9	2.2
Non-rated	31.3	0	31.3	5.8
Total fair value	$540.4	$2.6	$543.0	100.0%
Increase (decrease) in value	0.3%	8.0%	0.4%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our RMBSs, $52.7 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $7.4 million, or 1.4% of our total RMBSs, are not rated by the NAIC and are classified as Group I.
2The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

In the residential mortgage-backed sector, our portfolio consists of deals that are backed by high credit quality borrowers or have strong structural protections through underlying loan collateralization. In our view, the risk/reward potential is currently lower in this portfolio relative to other comparable investments. We made some relatively small additions in the residential mortgage-backed sector in the second quarter of 2020.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBSs, along with a comparison of the fair value at June 30, 2020, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at June 30, 2020)
($ in millions) Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$312.4	$2,789.7	$3,102.1	53.9%
AA	3.4	1,366.9	1,370.3	23.8
A	0	783.4	783.4	13.6
BBB	33.2	447.7	480.9	8.3
Non-investment grade/non-rated:
BB	0	24.6	24.6	0.4
B	0.5	0	0.5	0
Total fair value	$349.5	$5,412.3	$5,761.8	100.0%
Increase (decrease) in value	1.3%	0.5%	0.6%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBSs, $8.2 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $16.9 million, or 0.3% of our total CMBSs are rated non-investment-grade and classified as Group I.

During the quarter, we focused our purchases exclusively on secondary acquisitions of single asset, single borrower securities because primary markets were virtually shut down. In April, we purchased primarily long-duration, fixed-rate, AAA-rated securities given the relative attractiveness of spreads. As spreads narrowed in May and June, we continued to add attractive single asset, single borrower securities, and we also focused on reducing securities with higher levels of unique credit risk, primarily in our conduit and Freddie Mac Class K multi-family holdings. As of the end of the quarter, we had substantially disposed of our remaining conduit securities.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABSs, along with a comparison of the fair value at June 30, 2020, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at June 30, 2020)
($ in millions) Rating	Automobile	Credit Card	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$1,745.0	$400.7	$284.6	$0	$1,100.2	$134.0	$3,664.5	84.2%
AA	64.4	0	36.3	0	77.6	10.0	188.3	4.3
A	32.2	0	10.3	0	113.0	37.0	192.5	4.4
BBB	0	0	0	309.6	0	0	309.6	7.1
Total fair value	$1,841.6	$400.7	$331.2	$309.6	$1,290.8	$181.0	$4,354.9	100.0%
Increase (decrease) in value	0.9%	0.9%	1.0%	2.1%	1.1%	(0.8)%	1.0%

As valuations across other asset classes were more attractive in the second quarter of 2020, asset-backed securities offered less relative value. Due to amortization and scheduled paydowns, our ABS portfolio decreased throughout the quarter. We selectively added across the spectrum to our other asset-backed securities portfolio, but we primarily focused on auto, equipment, student loans, and credit card backed loans.

MUNICIPAL SECURITIES
The following table details the credit quality rating of our municipal securities at June 30, 2020, without the benefit of credit or bond insurance:

Municipal Securities (at June 30, 2020)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$775.0	$690.9	$1,465.9
AA	559.1	1,169.7	1,728.8
A	0	375.1	375.1
BBB	2.9	1.6	4.5
Total	$1,337.0	$2,237.3	$3,574.3

Included in revenue bonds were $605.7 million of single-family housing revenue bonds issued by state housing finance agencies, of which $431.8 million were supported by individual mortgages held by the state housing finance agencies and $173.9 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae mortgages, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

During the second quarter, we continued to add high credit quality rated state general obligations, water and sewer, airport, and higher education revenue bonds. Our focus was on longer duration securities, which we believe will have a more attractive return profile than comparable shorter duration securities. We also increased our focus on the taxable portion of the municipal market, based on our view that this sector also would provide attractive returns to us, on a relative basis.
CORPORATE SECURITIES
The following table details the credit quality rating of our corporate securities at June 30, 2020:

Corporate Securities (at June 30, 2020)
(millions) Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$30.1	$0	$0	$0	$30.1
AA	159.1	0	0	278.2	61.0	0	11.5	509.8
A	1,000.3	179.0	317.6	1,125.6	319.3	107.3	93.5	3,142.6
BBB	2,885.3	1,486.0	149.6	1,345.6	410.7	43.9	714.6	7,035.7
Non-investment grade/non-rated:
BB	45.1	98.9	65.0	11.8	46.3	0	27.5	294.6
B	49.7	0	0	0	0	0	0	49.7
Total fair value	$4,139.5	$1,763.9	$532.2	$2,791.3	$837.3	$151.2	$847.1	$11,062.5

During the second quarter 2020, credit spreads remained attractive and we continued to selectively increase our allocation to corporate bonds. We focused on adding investment-grade securities that are less vulnerable to the current economic environment, while our allocation to high yield securities remained small.

Overall, our corporate securities are a larger percentage of the fixed-income portfolio when compared to the end of 2019. At June 30, 2020, the portfolio was approximately 27% of our fixed-income portfolio, compared to approximately 20% at December 31, 2019. In addition, we lengthened duration during 2020, and ended the second quarter at 4.0 years, compared to 2.7 years at the end of 2019. This extension is primarily the result of our assessment that more attractive opportunities and wider spread levels existed in the corporate sector.

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
The table below shows the exposure break-down by sector and rating at June 30, 2020:

Preferred Stocks (at June 30, 2020)
	Financial Services
(millions) Rating	U.S. Banks	Foreign Banks	Insurance	Other	Industrials	Utilities	Total
A	$47.5	$0	$0	$8.9	$0	$0	$56.4
BBB	825.4	0	98.2	24.9	90.2	10.8	1,049.5
Non-investment grade/non-rated:
BB	20.3	87.5	0	0	22.1	38.7	168.6
B	0	0	0	4.9	0	0	4.9
Non-rated	0	0	0	38.1	15.2	0	53.3
Total fair value	$893.2	$87.5	$98.2	$76.8	$127.5	$49.5	$1,332.7
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
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of June 30, 2020, all of our preferred securities continued to pay their dividends in full and on time. Approximately 80% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.

The value of our preferred stock portfolio increased during second quarter 2020, as equities increased and credit spreads tightened.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	June 30, 2020		June 30, 2019		December 31, 2019
Indexed common stocks	$3,170.1	100.0%	$2,958.4	94.4%	$3,306.0	100.0%
Managed common stocks	0	0	176.8	5.6	0	0
Total common stocks	3,170.1	100.0	3,135.2	100.0	3,306.0	100.0
Other risk investments	0.3	0	0.3	0	0.3	0
Total common equities	$3,170.4	100.0%	$3,135.5	100.0%	$3,306.3	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the Russell 1000 Index. We held 928 out of 1,004, or 92%, of the common stocks comprising the index at June 30, 2020, which made up 96% of the total market capitalization of the index. At June 30, 2020, the year-to-date total return, based on GAAP income, was not within our targeted tracking error, which is +/- 50 basis points. The portfolio was rebalanced during the second quarter 2020, in an effort to reduce the expected tracking error.

The common equity markets continued to be volatile during the second quarter, and our common stock portfolio reflected that market volatility. During the second quarter, stock valuations increased and we ended the quarter with a FTE total return on our common equity portfolio of (3.4%), which was an improvement from the (20.5)% return at March 31, 2020.

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
If we do not expect to hold the security to allow for a potential recovery of those expected losses, we will write-off the security to fair value and recognize a realized loss in the comprehensive income statements.
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
Based on an analysis of our fixed-maturity portfolio, we have determined our allowance for credit losses related to available-for-sale securities was not material to our financial condition or results of operations for the period ending June 30, 2020.
Reinsurance Recoverables
We routinely monitor changes in the credit quality and concentration risks of the reinsurers who are counter parties to our reinsurance recoverables. At June 30, 2020, approximately 80% of our reinsurance recoverables were held in several mandatory state pools, including the Michigan Catastrophic Claims Association, Florida Hurricane Catastrophe Fund, and North Carolina Reinsurance Facility, and in plans where we act as a servicing agent to state-mandated involuntary plans for commercial vehicles (Commercial Automobile Insurance Procedures/Plans) and as a participant in the “Write Your Own” program for federally regulated plans for flood (National Flood Insurance Program). All of these programs are governed by insurance regulations. The remaining balance of our recoverables are composed of voluntary external contractual arrangements that primarily relate to the Property business and to our transportation network company (TNC) business written by our Commercial Lines business. For these privately placed reinsurance arrangements, we regularly monitor reinsurer credit strength and analyze our reinsurance recoverable balances for expected credit losses at least quarterly, or more frequently if indicators of reinsurer credit deterioration, either individually or in aggregate, exists. For at-risk uncollateralized recoverable balances, we evaluate a number of reinsurer specific factors, including reinsurer credit quality rating, credit rating outlook, historical experience, reinsurer surplus, recoverable duration, and collateralization composition in respect to our net exposure (i.e., the reinsurance recoverable amount less premiums payable to the reinsurer, where the right to offset exists). Based on this assessment, reinsurers with credit risks will be individually subject to a credit default model, and an allowance for credit loss will be established, where warranted.
Based on the analysis of reinsurers, we have determined our allowance for credit losses related to our reinsurance recoverables was not material to our financial condition or results of operations for the period ending June 30, 2020.
Premium Receivables
We routinely monitor historical premium collections data for our premiums receivable balances, through actuarial analyses, to project the future recoverability of currently recorded receivables. See Note 1 – Basis of Presentation for a description of our process and a rollforward in the allowance account during the three and six months ended June 30, 2020.

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

•
other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission, including, without limitation, the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2019, and our Quarterly Report on Form 10-Q for the period ending March 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.0 years at both June 30, 2020 and December 31, 2019, and 2.7 years at June 30, 2019. The weighted average beta of the equity portfolio was 1.02 at June 30, 2020, 1.00 at December 31, 2019, and 1.01 at June 30, 2019. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors from those discussed in Item 1A, Risk Factors included in both our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the period ending March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2020 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	1,153	$71.91	1,140,410	23,859,590
May	28,197	76.34	1,168,607	23,831,393
June	4,412	77.96	1,173,019	23,826,981
Total	33,762	$76.40

In May 2019, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity compensation awards, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the second quarter 2020, all repurchases were accomplished in conjunction with our incentive compensation awards at the then-current market prices; there were no open market purchases during the quarter. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.
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

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	August 4, 2020	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

5	5.1	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association, to The Progressive Corporation	Filed herewith

10	10.1	Form of Restricted Stock Award Agreement under The Progressive Corporation 2017 Directors Equity Incentive Plan (for 2020)	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document).	Filed herewith