Form 10-Q
period 2020-09-30
PROGRESSIVE CORP/OH/
filed 2020-11-03
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
Common Shares, $1.00 par value: 585,597,988 outstanding at September 30, 2020

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Nine Months
Periods Ended September 30,	2020	2019	2020	2019
(millions — except per share amounts)
Revenues
Net premiums earned	$9,973.5	$9,012.2	$29,052.8	$26,296.7
Investment income	230.5	263.0	715.5	777.2
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	195.9	71.7	771.1	185.3
Net holding period gains (losses) on securities	336.7	31.8	98.7	536.9
Net impairment losses recognized in earnings	0	(38.1)	0	(62.4)
Total net realized gains (losses) on securities	532.6	65.4	869.8	659.8
Fees and other revenues	151.8	138.4	434.8	403.4
Service revenues	58.8	51.5	169.4	144.1
Total revenues	10,947.2	9,530.5	31,242.3	28,281.2
Expenses
Losses and loss adjustment expenses	6,713.1	6,426.3	18,189.7	18,323.4
Policy acquisition costs	835.2	751.5	2,413.5	2,200.7
Other underwriting expenses	1,330.9	1,240.3	4,179.7	3,643.0
Policyholder credit expense	29.0	0	1,062.4	0
Investment expenses	4.7	5.9	14.5	18.3
Service expenses	54.4	48.7	154.7	132.1
Interest expense	56.4	47.5	160.8	142.3
Total expenses	9,023.7	8,520.2	26,175.3	24,459.8
Net Income
Income before income taxes	1,923.5	1,010.3	5,067.0	3,821.4
Provision for income taxes	392.7	166.7	1,046.7	916.0
Net income	1,530.8	843.6	4,020.3	2,905.4
Net (income) loss attributable to noncontrolling interest (NCI)	0	(1.9)	0	(5.9)
Net income attributable to Progressive	1,530.8	841.7	4,020.3	2,899.5
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	(24.6)	58.1	605.6	636.6
Net unrealized losses on forecasted transactions	0.2	0.2	0.6	0.6
Other comprehensive income (loss)	(24.4)	58.3	606.2	637.2
Other comprehensive (income) loss attributable to NCI	0	(0.9)	0	(5.8)
Comprehensive income attributable to Progressive	$1,506.4	$899.1	$4,626.5	$3,530.9
Computation of Earnings Per Common Share
Net income attributable to Progressive	$1,530.8	$841.7	$4,020.3	$2,899.5
Less: Preferred share dividends	6.7	6.7	20.1	20.1
Net income available to common shareholders	$1,524.1	$835.0	$4,000.2	$2,879.4
Average common shares outstanding - Basic	585.1	584.1	584.9	583.7
Net effect of dilutive stock-based compensation	2.7	3.0	2.8	3.6
Total average equivalent common shares - Diluted	587.8	587.1	587.7	587.3
Basic: Earnings per common share	$2.60	$1.43	$6.84	$4.93
Diluted: Earnings per common share	$2.59	$1.42	$6.81	$4.90

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31,
(millions — except per share amount)	2020	2019	2019
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $35,082.8, $32,134.9, and $32,643.1)	$36,313.5	$32,812.7	$33,110.3
Short-term investments (amortized cost: $4,667.8, $1,467.4, and $1,798.8)	4,667.8	1,467.4	1,798.8
Total available-for-sale securities	40,981.3	34,280.1	34,909.1
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $1,302.7, $1,054.2, and $971.3)	1,323.2	1,128.5	1,038.9
Common equities (cost: $1,130.0, $1,210.3, and $1,125.5)	3,459.8	3,165.1	3,306.3
Total equity securities	4,783.0	4,293.6	4,345.2
Total investments	45,764.3	38,573.7	39,254.3
Cash and cash equivalents	90.1	45.9	226.2
Restricted cash	1.0	0.3	1.2
Total cash, cash equivalents, and restricted cash	91.1	46.2	227.4
Accrued investment income	181.5	182.5	181.3
Premiums receivable, net of allowance of $313.2, $258.8, and $283.2	8,574.3	7,687.2	7,507.3
Reinsurance recoverables	3,987.3	3,298.4	3,378.9
Prepaid reinsurance premiums	463.4	458.8	626.5
Deferred acquisition costs	1,265.0	1,093.7	1,056.5
Property and equipment, net of accumulated depreciation of $1,264.5, $1,085.3, and $1,138.1	1,181.6	1,214.2	1,213.7
Goodwill	452.7	452.7	452.7
Intangible assets, net of accumulated amortization of $312.0, $299.4, and $314.0	185.5	242.9	228.3
Other assets	744.1	757.8	768.4
Total assets	$62,890.8	$54,008.1	$54,895.3
Liabilities
Unearned premiums	$14,199.3	$12,526.5	$12,388.8
Loss and loss adjustment expense reserves	19,589.2	17,370.0	18,105.4
Net deferred income taxes	213.9	136.0	132.5
Accounts payable, accrued expenses, and other liabilities	5,405.8	5,222.9	5,962.7
Debt[1]	5,395.4	4,406.5	4,407.1
Total liabilities	44,803.6	39,661.9	40,996.5
Redeemable noncontrolling interest (NCI)[2]	0	222.9	225.6
Shareholders’ Equity
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.5, including treasury shares of 211.9, 212.9, and 212.9)	585.6	584.6	584.6
Paid-in capital	1,629.4	1,539.1	1,573.4
Retained earnings	14,427.7	10,995.2	10,679.6
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	966.4	531.0	360.8
Net unrealized losses on forecasted transactions	(15.8)	(16.6)	(16.4)
Accumulated other comprehensive (income) loss attributable to NCI	0	(3.9)	(2.7)
Total accumulated other comprehensive income (loss) attributable to Progressive	950.6	510.5	341.7
Total shareholders’ equity	18,087.2	14,123.3	13,673.2
Total liabilities, redeemable NCI, and shareholders’ equity	$62,890.8	$54,008.1	$54,895.3
1 Consists of both short-term and long-term debt, including $500 million principal amount of 3.75% Senior Notes due August 2021. See Note 4 – Debt for further discussion.
2 See Note 12 – Redeemable Noncontrolling Interest for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months		Nine Months
Periods Ended September 30,	2020	2019	2020	2019
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$493.9	$493.9	$493.9	$493.9
Balance, end of period	493.9	493.9	493.9	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	585.4	584.1	584.6	583.2
Treasury shares purchased	(0.5)	(0.7)	(0.9)	(1.2)
Net restricted equity awards issued/vested	0.7	1.2	1.9	2.6
Balance, end of period	585.6	584.6	585.6	584.6
Paid-In Capital
Balance, beginning of period	1,614.5	1,523.3	1,573.4	1,479.0
Amortization of equity-based compensation	16.7	18.6	61.9	64.7
Treasury shares purchased	(1.5)	(2.0)	(2.5)	(3.1)
Net restricted equity awards issued/vested	(0.7)	(1.2)	(1.9)	(2.6)
Reinvested dividends on restricted stock units	0.4	0.4	1.1	1.3
Adjustment to carrying amount of redeemable noncontrolling interest	0	0	(2.6)	(0.2)
Balance, end of period	1,629.4	1,539.1	1,629.4	1,539.1
Retained Earnings
Balance, beginning of period	13,001.8	10,276.4	10,679.6	8,386.6
Net income attributable to Progressive	1,530.8	841.7	4,020.3	2,899.5
Treasury shares purchased	(43.4)	(57.0)	(71.1)	(83.8)
Cash dividends declared on common shares ($0.10, $0.10, $0.30, and $0.30 per share)	(58.5)	(58.4)	(175.3)	(175.0)
Cash dividends declared on Serial Preferred Shares, Series B ($26.875, $26.875, $53.750, and $53.750 per share)	(13.4)	(13.4)	(26.8)	(26.8)
Reinvested dividends on restricted stock units	(0.4)	(0.4)	(1.1)	(1.3)
Other, net	10.8	6.3	2.1	(4.0)
Balance, end of period	14,427.7	10,995.2	14,427.7	10,995.2
Accumulated Other Comprehensive Income (Loss) Attributable to Progressive
Balance, beginning of period	975.0	453.1	341.7	(120.9)
Attributable to noncontrolling interest	0	(0.9)	2.7	(5.8)
Other comprehensive income	(24.4)	58.3	606.2	637.2
Balance, end of period	950.6	510.5	950.6	510.5
Total shareholders’ equity	$18,087.2	$14,123.3	$18,087.2	$14,123.3
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2020	2019
(millions)
Cash Flows From Operating Activities
Net income	$4,020.3	$2,905.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	201.2	171.0
Amortization of intangible assets	42.8	51.7
Net amortization of fixed-income securities	72.4	14.1
Amortization of equity-based compensation	61.9	64.7
Net realized (gains) losses on securities	(869.8)	(659.8)
Net (gains) losses on disposition of property and equipment	4.8	(0.1)
Changes in:
Premiums receivable	(1,067.0)	(1,190.1)
Reinsurance recoverables	(608.4)	(602.3)
Prepaid reinsurance premiums	163.1	(149.1)
Deferred acquisition costs	(208.5)	(142.1)
Income taxes	(78.1)	179.7
Unearned premiums	1,810.5	1,840.0
Loss and loss adjustment expense reserves	1,483.8	1,969.2
Accounts payable, accrued expenses, and other liabilities	319.7	920.5
Other, net	9.6	(239.4)
Net cash provided by operating activities	5,358.3	5,133.4
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(25,974.9)	(20,105.3)
Equity securities	(781.8)	(291.9)
Sales:
Fixed maturities	18,412.9	12,112.9
Equity securities	396.2	175.7
Maturities, paydowns, calls, and other:
Fixed maturities	5,766.8	4,236.7
Equity securities	79.0	22.8
Net (purchases) sales of short-term investments	(2,844.1)	356.8
Net unsettled security transactions	457.3	280.6
Purchases of property and equipment	(176.4)	(281.2)
Sales of property and equipment	13.5	39.9
Net cash used in investing activities	(4,651.5)	(3,453.0)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(1,492.4)	(1,584.7)
Dividends paid to preferred shareholders	(26.8)	(26.8)
Acquisition of treasury shares for restricted stock tax liabilities	(67.0)	(81.2)
Acquisition of treasury shares acquired in open market	(7.5)	(6.9)
Acquisition of additional shares of ARX Holding Corp.	(243.0)	(11.2)
Net proceeds from debt issuances	986.3	0
Proceeds from exercise of equity options	7.3	1.6
Net cash used in financing activities	(843.1)	(1,709.2)
Decrease in cash, cash equivalents, and restricted cash	(136.3)	(28.8)
Cash, cash equivalents, and restricted cash – January 1	227.4	75.0
Cash, cash equivalents, and restricted cash – September 30	$91.1	$46.2

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation, its wholly owned insurance and non-insurance subsidiaries, and affiliates. On April 1, 2020, The Progressive Corporation acquired the remaining outstanding stock of ARX Holding Corp. (ARX), bringing Progressive’s ownership interest of the outstanding capital stock of ARX to 100.0%, compared to 87.1% at September 30, 2019 and December 31, 2019. See Note 12 – Redeemable Noncontrolling Interest for further discussion.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2020, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report to Shareholders”).
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
The following table summarizes changes in our allowance for credit loss exposure on our premium receivables:

(millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Allowance for credit loss, beginning of period	$437.9	$283.2
Increase (decrease) in allowance[1]	(3.6)	362.9
Write-offs[2]	(121.1)	(332.9)
Allowance for credit loss, end of period	$313.2	$313.2
1Represents the incremental period increase (decrease) in other underwriting expenses.
2Represents portion of allowance that is reversed when premium receivables are written off.
To measure the amount of potential credit losses on our premiums receivable balances, we analyze our ultimate at-risk exposure of the receivables and apply actuarially determined factors to calculate our estimated credit loss based on historical and current collections experience, taking into account any unusual circumstances, such as moratoriums or other programs that may suspend collections. During the first and second quarters of 2020, we estimated the allowance for credit losses considering the impact from the moratoriums and billing leniency efforts that we put in place from mid-March through mid-May 2020, to help policyholders who may have been experiencing financial hardships as a result of the spread of the novel coronavirus, COVID-19, and federal, state, and local social distancing and shelter-in-place restrictions (“COVID-19 restrictions”). During the third quarter, we reduced the allowance based on the actual collections that were recognized once the moratoriums and billing leniency efforts were lifted. Premiums receivable balances are written off once we have exhausted our collection efforts.
Other assets on the consolidated balance sheets include certain long-lived assets that are considered “held for sale.” The fair value of these held for sale assets, less the estimated sales costs, was $27.1 million at September 30, 2020, $43.7 million at September 30, 2019, and $32.9 million at December 31, 2019.
Included on our consolidated balance sheets are certain operating leases for office space, computer equipment, and vehicles. The leased assets represent our right to use an underlying asset for the lease term and are included as a component of other assets, and the lease liabilities, represent our obligation to make lease payments arising from the leases and are included as a component of accounts payable, accrued expenses, and other liabilities.

The following table summarizes the carrying amounts of our operating leased assets and liabilities:

(millions)	September 30, 2020	September 30, 2019	December 31, 2019
Operating lease assets	$174.1	$190.5	$188.2
Operating lease liabilities	186.2	204.1	201.5

See Note 13 – Leases in our 2019 Annual Report to Shareholders for further discussion.

Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio. Our securities are reported in our consolidated balance sheets at fair value. The changes in fair value for our fixed-maturity securities (other than hybrid securities) are reported as a component of accumulated other comprehensive income, net of deferred income taxes, in our consolidated balance sheets. The net holding period gains (losses) reported below represent the inception-to-date changes in fair value of the securities. The changes in the net holding period gains (losses) between periods for the hybrid securities and equity securities are recorded as a component of net realized gains (losses) on securities in our consolidated statements of comprehensive income. During the third quarter 2020, the portfolio’s valuation rose as markets continued to recover from their first quarter declines.

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2020
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$9,835.1	$370.3	$(1.6)	$0	$10,203.8	22.3%
State and local government obligations	4,382.1	148.2	(0.5)	0	4,529.8	9.9
Corporate debt securities	10,038.7	574.7	(3.6)	2.2	10,612.0	23.2
Residential mortgage-backed securities	525.4	7.0	(1.4)	0	531.0	1.2
Commercial mortgage-backed securities	5,964.4	117.1	(27.9)	0	6,053.6	13.2
Other asset-backed securities	4,155.8	46.8	(2.3)	0	4,200.3	9.2
Redeemable preferred stocks	181.3	2.5	(3.2)	2.4	183.0	0.4
Total fixed maturities	35,082.8	1,266.6	(40.5)	4.6	36,313.5	79.4
Short-term investments	4,667.8	0	0	0	4,667.8	10.2
Total available-for-sale securities	39,750.6	1,266.6	(40.5)	4.6	40,981.3	89.6
Equity securities:
Nonredeemable preferred stocks	1,302.7	0	0	20.5	1,323.2	2.9
Common equities	1,130.0	0	0	2,329.8	3,459.8	7.5
Total equity securities	2,432.7	0	0	2,350.3	4,783.0	10.4
Total portfolio[1,2]	$42,183.3	$1,266.6	$(40.5)	$2,354.9	$45,764.3	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2019
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$13,387.6	$300.3	$(9.2)	$0	$13,678.7	35.4%
State and local government obligations	1,652.2	32.6	(1.1)	0	1,683.7	4.4
Corporate debt securities	7,048.9	231.6	(0.4)	1.0	7,281.1	18.9
Residential mortgage-backed securities	677.5	5.5	(1.5)	0	681.5	1.8
Commercial mortgage-backed securities	4,547.9	93.0	(1.9)	0	4,639.0	12.0
Other asset-backed securities	4,601.0	21.5	(0.6)	0	4,621.9	12.0
Redeemable preferred stocks	219.8	4.4	(2.5)	5.1	226.8	0.6
Total fixed maturities	32,134.9	688.9	(17.2)	6.1	32,812.7	85.1
Short-term investments	1,467.4	0	0	0	1,467.4	3.8
Total available-for-sale securities	33,602.3	688.9	(17.2)	6.1	34,280.1	88.9
Equity securities:
Nonredeemable preferred stocks	1,054.2	0	0	74.3	1,128.5	2.9
Common equities	1,210.3	0	0	1,954.8	3,165.1	8.2
Total equity securities	2,264.5	0	0	2,029.1	4,293.6	11.1
Total portfolio[1,2]	$35,866.8	$688.9	$(17.2)	$2,035.2	$38,573.7	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2019
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$13,100.7	$194.1	$(43.7)	$0	$13,251.1	33.7%
State and local government obligations	1,686.0	30.0	(2.7)	0	1,713.3	4.4
Corporate debt securities	6,860.3	206.6	(0.5)	1.3	7,067.7	18.0
Residential mortgage-backed securities	625.0	4.5	(2.0)	0	627.5	1.6
Commercial mortgage-backed securities	5,020.7	61.5	(6.0)	0	5,076.2	12.9
Other asset-backed securities	5,164.7	16.2	(1.4)	0	5,179.5	13.2
Redeemable preferred stocks	185.7	4.1	(1.3)	6.5	195.0	0.5
Total fixed maturities	32,643.1	517.0	(57.6)	7.8	33,110.3	84.3
Short-term investments	1,798.8	0	0	0	1,798.8	4.6
Total available-for-sale securities	34,441.9	517.0	(57.6)	7.8	34,909.1	88.9
Equity securities:
Nonredeemable preferred stocks	971.3	0	0	67.6	1,038.9	2.7
Common equities	1,125.5	0	0	2,180.8	3,306.3	8.4
Total equity securities	2,096.8	0	0	2,248.4	4,345.2	11.1
Total portfolio[1,2]	$36,538.7	$517.0	$(57.6)	$2,256.2	$39,254.3	100.0%
1Our portfolio reflects the effect of net unsettled security transactions; at September 30, 2020, we had $469.2 million in other liabilities, compared to $286.5 million and $11.9 million at September 30, 2019 and December 31, 2019, respectively.
2The total fair value of the portfolio at September 30, 2020 and 2019, and December 31, 2019, included $2.8 billion, $1.5 billion, and $3.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

At September 30, 2020, bonds and certificates of deposit in the principal amount of $281.1 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at September 30, 2020 and 2019, or December 31, 2019. At September 30, 2020, we did not hold any debt securities that were non-income producing during the preceding 12 months.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.

Although we invest in repurchase and reverse repurchase transactions from time to time, we did not have any open positions at September 30, 2020 or December 31, 2019, and had $400.0 million in open reverse repurchase positions at September 30, 2019. To the extent we enter into repurchase or reverse repurchase transactions, consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our consolidated balance sheets, despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Included in our fixed-maturity securities are hybrid securities, which are reported at fair value:

	September 30,
(millions)	2020	2019	December 31, 2019
Fixed maturities:
State and local government obligations	$0	$3.5	$3.5
Corporate debt securities	101.0	91.3	91.2
Other asset-backed securities	18.7	3.0	2.6
Redeemable preferred stocks	122.5	90.7	92.1
Total hybrid securities	$242.2	$188.5	$189.4

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
Fixed Maturities The composition of fixed maturities by maturity at September 30, 2020, was:

(millions)	Cost	Fair Value
Less than one year	$5,794.9	$5,827.6
One to five years	19,507.0	20,100.9
Five to ten years	9,319.7	9,900.1
Ten years or greater	461.2	484.9
Total	$35,082.8	$36,313.5

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities, which do not have a single maturity date, are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.

Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2020
Fixed maturities:
U.S. government obligations	13	$1,993.8	$(1.6)	13	$1,993.8	$(1.6)	0	$0	$0
State and local government obligations	45	320.1	(0.5)	45	320.1	(0.5)	0	0	0
Corporate debt securities	28	537.8	(3.6)	28	537.8	(3.6)	0	0	0
Residential mortgage-backed securities	28	86.7	(1.4)	9	38.7	(1.0)	19	48.0	(0.4)
Commercial mortgage-backed securities	77	1,794.8	(27.9)	46	1,170.4	(17.3)	31	624.4	(10.6)
Other asset-backed securities	22	191.5	(2.3)	11	146.5	(2.1)	11	45.0	(0.2)
Redeemable preferred stocks	1	9.3	(3.2)	0	0	0	1	9.3	(3.2)
Total fixed maturities	214	$4,934.0	$(40.5)	152	$4,207.3	$(26.1)	62	$726.7	$(14.4)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2019
Fixed maturities:
U.S. government obligations	14	$2,708.0	$(9.2)	7	$2,534.4	$(8.9)	7	$173.6	$(0.3)
State and local government obligations	60	228.3	(1.1)	25	100.4	(0.7)	35	127.9	(0.4)
Corporate debt securities	24	245.5	(0.4)	5	77.2	(0.1)	19	168.3	(0.3)
Residential mortgage-backed securities	39	301.0	(1.5)	5	138.7	(0.1)	34	162.3	(1.4)
Commercial mortgage-backed securities	48	743.3	(1.9)	26	361.9	(0.8)	22	381.4	(1.1)
Other asset-backed securities	55	529.4	(0.6)	20	359.1	(0.2)	35	170.3	(0.4)
Redeemable preferred stocks	3	57.2	(2.5)	2	45.9	(1.3)	1	11.3	(1.2)
Total fixed maturities	243	$4,812.7	$(17.2)	90	$3,617.6	$(12.1)	153	$1,195.1	$(5.1)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2019
Fixed maturities:
U.S. government obligations	23	$5,152.4	$(43.7)	19	$5,057.2	$(43.6)	4	$95.2	$(0.1)
State and local government obligations	67	314.3	(2.7)	52	287.5	(2.6)	15	26.8	(0.1)
Corporate debt securities	16	247.6	(0.5)	12	191.4	(0.5)	4	56.2	0
Residential mortgage-backed securities	41	292.8	(2.0)	12	163.7	(0.9)	29	129.1	(1.1)
Commercial mortgage-backed securities	98	1,742.4	(6.0)	79	1,400.0	(5.3)	19	342.4	(0.7)
Other asset-backed securities	61	1,000.6	(1.4)	43	938.5	(0.9)	18	62.1	(0.5)
Redeemable preferred stocks	1	11.2	(1.3)	0	0	0	1	11.2	(1.3)
Total fixed maturities	307	$8,761.3	$(57.6)	217	$8,038.3	$(53.8)	90	$723.0	$(3.8)

For securities in the table, during the third quarter 2020, we had no securities with credit rating upgrades and four securities that had their credit ratings downgraded, including two state and local government obligations and two commercial mortgage-backed securities, with a combined fair value of $47.5 million and an unrealized loss of $1.5 million as of September 30, 2020. A review of all securities in the table above indicated that the issuers were current with respect to their interest obligations and that there was no evidence of significant deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible for the first nine months of 2020 and did not have a credit loss allowance balance as of September 30, 2020. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included:
•current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates);
•credit support (via current levels of subordination);
•historical credit ratings; and
•updated cash flow expectations based upon these performance indicators.

In order to determine the amount of credit loss, if any, we initially reviewed securities in a loss position to determine whether it was likely that we would be required, or intended, to sell any of the securities prior to the recovery of their respective cost bases (which could be maturity). If we were likely to, or intended to, sell prior to a potential recovery, we would write off the unrealized loss. For those securities that we determined we were not likely to, or intended to, sell prior to a potential recovery, we calculated the net present value (NPV) of the cash flows expected (i.e., expected recovery value) using the current book yield for each security. The NPV was then compared to the security’s current amortized value to determine if a credit loss existed. In the event that the net present value was below the amortized value, and the amount was determined to be material individually, or in aggregate, a credit loss would be deemed to exist, and either an allowance for credit losses would be created, or if an allowance currently existed, either a recovery of the previous allowance, or an incremental loss, would be recorded to realized gains (losses).
As of September 30, 2020, we believe none of the unrealized losses relate to material credit losses on any specific securities, or in the aggregate, based on our review. We continue to expect all the securities in our portfolio to pay their principal and interest obligations.

In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at September 30, 2020, to determine if the accrued interest amounts were determined to be uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal, obligations and, therefore, did not write off any accrued income as uncollectible at September 30, 2020.

Realized Gains (Losses) The components of net realized gains (losses) for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2020	2019	2020	2019
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$90.2	$41.5	$565.8	$113.0
State and local government obligations	43.9	1.8	58.9	4.0
Corporate and other debt securities	58.8	21.3	125.5	68.5
Residential mortgage-backed securities	0	0	0	0.2
Commercial mortgage-backed securities	5.0	2.6	15.4	6.2
Other asset-backed securities	0.2	0.1	0.2	0.8
Total available-for-sale securities	198.1	67.3	765.8	192.7
Equity securities:
Nonredeemable preferred stocks	0.3	3.6	20.0	20.2
Common equities	2.0	4.7	77.1	9.4
Total equity securities	2.3	8.3	97.1	29.6
Subtotal gross realized gains on security sales	200.4	75.6	862.9	222.3
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(1.5)	(1.5)	(4.8)	(13.9)
State and local government obligations	0	0	0	(0.7)
Corporate and other debt securities	0	(0.2)	(6.5)	(7.7)
Residential mortgage-backed securities	0	0	0	(2.3)
Commercial mortgage-backed securities	(2.9)	0	(12.7)	(2.1)
Other asset-backed securities	0	0	0	(0.1)
Redeemable preferred stocks	0	(0.2)	0	(0.3)
Total available-for-sale securities	(4.4)	(1.9)	(24.0)	(27.1)
Equity securities:
Nonredeemable preferred stocks	(0.1)	(2.0)	(7.5)	(2.0)
Common equities	0	0	(60.3)	(7.9)
Total equity securities	(0.1)	(2.0)	(67.8)	(9.9)
Subtotal gross realized losses on security sales	(4.5)	(3.9)	(91.8)	(37.0)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	88.7	40.0	561.0	99.1
State and local government obligations	43.9	1.8	58.9	3.3
Corporate and other debt securities	58.8	21.1	119.0	60.8
Residential mortgage-backed securities	0	0	0	(2.1)
Commercial mortgage-backed securities	2.1	2.6	2.7	4.1
Other asset-backed securities	0.2	0.1	0.2	0.7
Redeemable preferred stocks	0	(0.2)	0	(0.3)
Total available-for-sale securities	193.7	65.4	741.8	165.6
Equity securities:
Nonredeemable preferred stocks	0.2	1.6	12.5	18.2
Common equities	2.0	4.7	16.8	1.5
Total equity securities	2.2	6.3	29.3	19.7
Subtotal net realized gains (losses) on security sales	195.9	71.7	771.1	185.3
Net holding period gains (losses)
Hybrid securities	3.2	4.2	(3.2)	16.3
Equity securities	333.5	27.6	101.9	520.6
Subtotal net holding period gains (losses)	336.7	31.8	98.7	536.9
Impairment losses
Other asset impairment	0	(38.1)	0	(62.4)
Subtotal impairment losses	0	(38.1)	0	(62.4)
Total net realized gains (losses) on securities	$532.6	$65.4	$869.8	$659.8

Realized gains (losses) on securities sold are computed using the first-in-first-out method. During 2020, we sold U.S. Treasury securities in order to selectively increase holdings across the remainder of the portfolio, predominantly in our corporate debt securities. The sales in our common stock portfolio were the result of rebalancing the indexed equity portfolio. In addition, during the third quarter 2020, our common and nonredeemable preferred stocks’ valuations continued to experience a significant recovery.

For 2019, the other asset impairment losses related to federal renewable energy tax credit fund investments, which were reported in other assets on the consolidated balance sheets, based on an analysis that our investments in those funds will not generate the cash flows that we anticipated.

The following table reflects our holding period realized gains (losses) on equity securities recognized for the three and nine months ended September 30, 2020 and 2019, for equity securities held at the respective quarter end:

	Three Months		Nine Months
(millions)	2020	2019	2020	2019
Total net gains (losses) recognized during the period on equity securities	$335.7	$33.9	$131.2	$540.3
Less: Net gains (losses) recognized on equity securities sold during the period	2.2	6.3	29.3	19.7
Net holding period gains (losses) recognized during the period on equity securities held at period end	$333.5	$27.6	$101.9	$520.6
Net Investment Income The components of net investment income for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2020	2019	2020	2019
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$36.7	$75.8	$135.0	$198.7
State and local government obligations	18.5	8.7	44.2	26.9
Corporate debt securities	76.6	65.1	211.2	209.8
Residential mortgage-backed securities	0.8	5.4	8.8	16.6
Commercial mortgage-backed securities	37.3	35.6	114.2	100.7
Other asset-backed securities	22.6	31.4	76.6	85.5
Redeemable preferred stocks	2.5	3.9	12.5	16.1
Total fixed maturities	195.0	225.9	602.5	654.3
Short-term investments	6.2	7.1	26.9	34.3
Total available-for-sale securities	201.2	233.0	629.4	688.6
Equity securities:
Nonredeemable preferred stocks	15.8	15.9	44.3	47.3
Common equities	13.5	14.1	41.8	41.3
Total equity securities	29.3	30.0	86.1	88.6
Investment income	230.5	263.0	715.5	777.2
Investment expenses	(4.7)	(5.9)	(14.5)	(18.3)
Net investment income	$225.8	$257.1	$701.0	$758.9

The amount of investment income (interest and dividends) we earn varies based on the average assets held during the year and the book yields of the securities in our portfolio. On a year-over-year basis, investment income decreased 12% for the third quarter and 8% for the first nine months, compared to the same periods last year, due to a decrease in the portfolio yield, which was partially offset by an increase in average assets. The recurring investment book yield decreased about 25% in the third quarter 2020 and 21% for the first nine months of 2020, compared to the same period in 2019, as a result of investing cash from operations and reinvesting cash from sales, maturities, paydowns, and other redemptions at market yields that were significantly lower than the portfolio’s overall yield. The income reduction from the negative yield change was partially offset by an increase in income earned as a result of investing the $1.0 billion of proceeds from the debt issued during March 2020, as well as strong premium growth and underwriting profitability, net of common and preferred stock dividends. The portfolio’s duration at September 30, 2020 was 3.0 years, compared to 2.9 years at September 30, 2019. The decrease in investment expenses for both periods in 2020, compared to 2019, primarily reflects lower expenses incurred due to our decision to no longer maintain an actively managed portfolio, and lower incentive-based compensation recognized.

Note 3 Fair Value — We have categorized our financial instruments, based on the degree of subjectivity inherent in the method by which they are valued, into a fair value hierarchy of three levels, as follows:
•Level 1: Inputs are unadjusted quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. government obligations, which are continually priced on a daily basis, active exchange-traded equity securities, and certain short-term securities).

•Level 2: Inputs (other than quoted prices included within Level 1) that are observable for the instrument either directly or indirectly (e.g., certain corporate and municipal bonds and certain preferred stocks). This includes: (i) quoted prices for similar instruments in active markets, (ii) quoted prices for identical or similar instruments in markets that are not active, (iii) inputs other than quoted prices that are observable for the instruments, and (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•Level 3: Inputs that are unobservable. Unobservable inputs reflect our subjective evaluation about the assumptions market participants would use in pricing the financial instrument (e.g., certain structured securities and privately held investments).
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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2020
Fixed maturities:
U.S. government obligations	$10,203.8	$0	$0	$10,203.8	$9,835.1
State and local government obligations	0	4,529.8	0	4,529.8	4,382.1
Corporate debt securities	0	10,612.0	0	10,612.0	10,038.7
Subtotal	10,203.8	15,141.8	0	25,345.6	24,255.9
Asset-backed securities:
Residential mortgage-backed	0	531.0	0	531.0	525.4
Commercial mortgage-backed	0	6,053.6	0	6,053.6	5,964.4
Other asset-backed	0	4,200.3	0	4,200.3	4,155.8
Subtotal asset-backed securities	0	10,784.9	0	10,784.9	10,645.6
Redeemable preferred stocks:
Financials	0	49.2	0	49.2	51.2
Utilities	0	11.3	0	11.3	10.0
Industrials	10.1	112.4	0	122.5	120.1
Subtotal redeemable preferred stocks	10.1	172.9	0	183.0	181.3
Total fixed maturities	10,213.9	26,099.6	0	36,313.5	35,082.8
Short-term investments	4,506.2	161.6	0	4,667.8	4,667.8
Total available-for-sale securities	14,720.1	26,261.2	0	40,981.3	39,750.6
Equity securities:
Nonredeemable preferred stocks:
Financials	112.6	1,096.1	38.1	1,246.8	1,222.7
Utilities	0	40.7	0	40.7	39.9
Industrials	0	20.5	15.2	35.7	40.1
Subtotal nonredeemable preferred stocks	112.6	1,157.3	53.3	1,323.2	1,302.7
Common equities:
Common stocks	3,457.1	0	0	3,457.1	1,127.3
Other risk investments	0	0	2.7	2.7	2.7
Subtotal common equities	3,457.1	0	2.7	3,459.8	1,130.0
Total equity securities	3,569.7	1,157.3	56.0	4,783.0	2,432.7
Total portfolio	$18,289.8	$27,418.5	$56.0	$45,764.3	$42,183.3
Debt	$0	$6,687.4	$0	$6,687.4	$5,395.4

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2019
Fixed maturities:
U.S. government obligations	$13,678.7	$0	$0	$13,678.7	$13,387.6
State and local government obligations	0	1,683.7	0	1,683.7	1,652.2
Corporate debt securities	0	7,281.1	0	7,281.1	7,048.9
Subtotal	13,678.7	8,964.8	0	22,643.5	22,088.7
Asset-backed securities:
Residential mortgage-backed	0	681.5	0	681.5	677.5
Commercial mortgage-backed	0	4,639.0	0	4,639.0	4,547.9
Other asset-backed	0	4,621.9	0	4,621.9	4,601.0
Subtotal asset-backed securities	0	9,942.4	0	9,942.4	9,826.4
Redeemable preferred stocks:
Financials	0	51.7	0	51.7	51.7
Utilities	0	10.9	0	10.9	10.0
Industrials	11.2	153.0	0	164.2	158.1
Subtotal redeemable preferred stocks	11.2	215.6	0	226.8	219.8
Total fixed maturities	13,689.9	19,122.8	0	32,812.7	32,134.9
Short-term investments	1,464.9	2.5	0	1,467.4	1,467.4
Total available-for-sale securities	15,154.8	19,125.3	0	34,280.1	33,602.3
Equity securities:
Nonredeemable preferred stocks:
Financials	82.2	967.1	27.1	1,076.4	1,004.3
Utilities	0	42.1	0	42.1	39.9
Industrials	0	5.0	5.0	10.0	10.0
Subtotal nonredeemable preferred stocks	82.2	1,014.2	32.1	1,128.5	1,054.2
Common equities:
Common stocks	3,164.8	0	0	3,164.8	1,210.0
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,164.8	0	0.3	3,165.1	1,210.3
Total equity securities	3,247.0	1,014.2	32.4	4,293.6	2,264.5
Total portfolio	$18,401.8	$20,139.5	$32.4	$38,573.7	$35,866.8
Debt	$0	$5,113.3	$0	$5,113.3	$4,406.5

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2019
Fixed maturities:
U.S. government obligations	$13,251.1	$0	$0	$13,251.1	$13,100.7
State and local government obligations	0	1,713.3	0	1,713.3	1,686.0
Corporate debt securities	0	7,067.7	0	7,067.7	6,860.3
Subtotal	13,251.1	8,781.0	0	22,032.1	21,647.0
Asset-backed securities:
Residential mortgage-backed	0	627.5	0	627.5	625.0
Commercial mortgage-backed	0	5,076.2	0	5,076.2	5,020.7
Other asset-backed	0	5,179.5	0	5,179.5	5,164.7
Subtotal asset-backed securities	0	10,883.2	0	10,883.2	10,810.4
Redeemable preferred stocks:
Financials	0	51.7	0	51.7	51.5
Utilities	0	11.1	0	11.1	10.0
Industrials	11.1	121.1	0	132.2	124.2
Subtotal redeemable preferred stocks	11.1	183.9	0	195.0	185.7
Total fixed maturities	13,262.2	19,848.1	0	33,110.3	32,643.1
Short-term investments	1,797.4	1.4	0	1,798.8	1,798.8
Total available-for-sale securities	15,059.6	19,849.5	0	34,909.1	34,441.9
Equity securities:
Nonredeemable preferred stocks:
Financials	77.4	850.7	27.1	955.2	891.3
Utilities	0	42.3	0	42.3	39.9
Industrials	0	25.4	16.0	41.4	40.1
Subtotal nonredeemable preferred stocks	77.4	918.4	43.1	1,038.9	971.3
Common equities:
Common stocks	3,306.0	0	0	3,306.0	1,125.2
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,306.0	0	0.3	3,306.3	1,125.5
Total equity securities	3,383.4	918.4	43.4	4,345.2	2,096.8
Total portfolio	$18,443.0	$20,767.9	$43.4	$39,254.3	$36,538.7
Debt	$0	$5,119.6	$0	$5,119.6	$4,407.1
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
At September 30, 2020, vendor-quoted prices represented 75% of our Level 1 classifications (excluding short-term investments), compared to 81% and 80% at September 30, 2019 and December 31, 2019, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At September 30, 2020 and 2019, and December 31, 2019, vendor-quoted prices comprised 99% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented the remaining 1%. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At September 30, 2020 and 2019, and December 31, 2019, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
At September 30, 2020, we held four private nonredeemable preferred securities that were priced internally or by a pricing firm, compared to two securities at September 30, 2019 and three securities at December 31, 2019. At September 30, 2020, we held two Level 3 other risk investments that were priced using the cost method, compared to one Level 3 other risk investment at both September 30, 2019 and December 31, 2019.
To the extent we receive prices from external sources for the Level 3 securities, we would review those prices for reasonableness using internally developed assumptions and then compare our derived prices to the prices we received. During 2020 and 2019, there were no material assets or liabilities measured at fair value on a nonrecurring basis. During the second quarter 2020, we purchased a new Level 3 nonredeemable preferred security and we determined that the fair value at September 30, 2020 should continue to be the unadjusted purchase price. The remaining Level 3 nonredeemable preferred securities were priced in-house, using a capitalization-based model of similarly structured public company competitors and a weighted average capitalization formula (i.e., guideline public company method) to calculate a valuation change for our securities. We utilized this methodology at March 31, 2020, rather than having our external pricing source update their valuation models, due to the timing of the market decline relative to the end of the first quarter. Based on subsequent market evaluations, we determined the same valuation methodology was still appropriate at both June 30, and September 30, 2020. Based on our review, all prices received from external sources for 2019 remained unadjusted. Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.
The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2020 and 2019:

	Level 3 Fair Value
(millions)	Fair Value at June 30, 2020	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2020
Equity securities:
Nonredeemable preferred stocks:
Financials	$38.1	$0	$0	$0	$0	$0	$0	$38.1
Industrials	15.2	0	0	0	0	0	0	15.2
Common equities:
Other risk investments	0.3	0	2.4	0	0	0	0	2.7
Total Level 3 securities	$53.6	$0	$2.4	$0	$0	$0	$0	$56.0

	Level 3 Fair Value
(millions)	Fair Value at June 30, 2019	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2019
Equity securities:
Nonredeemable preferred stocks:
Financials	$27.1	$0	$0	$0	$0	$0	$0	$27.1
Industrials	5.0	0	0	0	0	0	0	5.0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$32.4	$0	$0	$0	$0	$0	$0	$32.4

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2019	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2020
Equity securities:
Nonredeemable preferred stocks:
Financials	$27.1	$0	$25.0	$0	$0	$(14.0)	$0	$38.1
Industrials	16.0	0	0	0	0	(0.8)	0	15.2
Common equities:
Other risk investments	0.3	0	2.4	0	0	0	0	2.7
Total Level 3 securities	$43.4	$0	$27.4	$0	$0	$(14.8)	$0	$56.0

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2018	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2019
Equity securities:
Nonredeemable preferred stocks:
Financials	$25.1	$0	$2.0	$0	$0	$0	$0	$27.1
Industrials	5.0	0	0	0	0	0	0	5.0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$30.4	$0	$2.0	$0	$0	$0	$0	$32.4

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at September 30, 2020 and 2019, and December 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials	$13.1	Guideline public company method	Weighted average capitalization %	(51.5)
Financials[1]	25.0	Internal price	Unadjusted purchase price per share	3.7
Industrials	15.2	Guideline public company method	Weighted average capitalization %	(19.2)
Subtotal Level 3 securities	53.3
Pricing exemption securities	2.7
Total Level 3 securities	$56.0
1 The security was purchased in May 2020 and the valuation remained the same at September 30, 2020.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	$27.1	Internal price	Unadjusted purchase price per share	9.0
Industrials	5.0	Internal price	Price-to-sales ratio	5.5
Subtotal Level 3 securities	32.1
Pricing exemption securities	0.3
Total Level 3 securities	$32.4
1 The security was purchased in December 2018.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at December 31, 2019	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials	$27.1	Pricing firm	Recent transaction price per share	9.0
Industrials	6.0	Pricing firm	Performance-based transaction price adjustment per share	4.8
Industrials[1]	10.0	Internal price	Unadjusted purchase price per share	4.9
Subtotal Level 3 securities	43.1
Pricing exemption securities	0.3
Total Level 3 securities	$43.4
1 The security was purchased in November 2019.

Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	September 30, 2020		September 30, 2019		December 31, 2019
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$499.7	$515.3	$499.3	$516.5	$499.4	$515.6
2.45% Senior Notes due 2027	497.2	532.0	496.8	502.1	496.9	501.5
6 5/8% Senior Notes due 2029	296.8	411.4	296.5	392.2	296.6	392.5
4.00% Senior Notes due 2029	545.3	662.5	544.9	617.0	545.0	614.3
3.20% Senior Notes due 2030	496.0	572.4	0	0	0	0
6.25% Senior Notes due 2032	395.9	587.2	395.7	547.2	395.7	552.6
4.35% Senior Notes due 2044	346.7	450.5	346.6	414.7	346.7	417.0
3.70% Senior Notes due 2045	395.5	473.5	395.4	431.8	395.4	434.2
4.125% Senior Notes due 2047	841.7	1,078.5	841.5	987.4	841.6	986.1
4.20% Senior Notes due 2048	590.0	775.3	589.8	704.4	589.8	705.8
3.95% Senior Notes due 2050	490.6	628.8	0	0	0	0
Total	$5,395.4	$6,687.4	$4,406.5	$5,113.3	$4,407.1	$5,119.6
The Progressive Corporation issued $500 million of 3.20% Senior Notes due 2030 (the “3.20% Senior Notes”) and $500 million of 3.95% Senior Notes due 2050 (the “3.95% Senior Notes”) in March 2020, in an underwritten public offering. The net proceeds from the issuances, after deducting underwriters’ discounts, commissions, and other issuance costs, were approximately $986.3 million in aggregate. Consistent with the other senior notes issued by Progressive, interest on the 3.20% and 3.95% Senior Notes is payable semiannually, principal is due at maturity, and the notes are redeemable, in whole or in part, at any time, subject to treasury “make whole” provisions.
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
Note 5 Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At September 30, 2020 and 2019, and December 31, 2019, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the nine months ended September 30, 2020, there have been no material changes in our reserve for uncertain tax positions.
The effective tax rate for the three and nine months ended September 30, 2020, was 20.4% and 20.7%, respectively, compared to 16.5% and 24.0% for the same periods last year. For the three months ended September 30, 2019, the lower effective rate was due primarily to renewable energy investment tax credits and the vesting of employee stock based compensation awards. For the nine months ended September 30, 2019, the higher effective rate was due primarily to the reversal of certain tax credits, unrelated to those impacting the quarter, and other tax benefits previously recognized from certain renewable energy investments, where the sponsor pled guilty to fraud through these investments and the tax credits and other benefits related to those investments were not valid. See Note 5 – Income Taxes in our 2019 Annual Report to Shareholders for further discussion.

Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	September 30,
(millions)	2020	2019
Balance at January 1	$18,105.4	$15,400.8
Less reinsurance recoverables on unpaid losses	3,212.2	2,572.7
Net balance at January 1	14,893.2	12,828.1
Incurred related to:
Current year	18,073.6	18,108.2
Prior years	116.1	215.2
Total incurred	18,189.7	18,323.4
Paid related to:
Current year	10,615.2	10,864.9
Prior years	6,682.8	6,061.7
Total paid	17,298.0	16,926.6
Net balance at September 30	15,784.9	14,224.9
Plus reinsurance recoverables on unpaid losses	3,804.3	3,145.1
Balance at September 30	$19,589.2	$17,370.0

We experienced unfavorable reserve development of $116.1 million and $215.2 million during the first nine months of 2020 and 2019, respectively, which is reflected as “Incurred related to prior years” in the table above.
Year-to-date September 30, 2020
•Approximately 80% of the unfavorable prior year reserve development was attributable to accident year 2018, with the remainder primarily related to accident year 2017 and prior accident years. During the second and third quarter 2020, we experienced favorable development on accident year 2019, primarily due to higher than anticipated salvage and subrogation recoveries, which almost fully offset the unfavorable development related to accident year 2019 we experienced during the first quarter 2020.
•Our personal auto products incurred about $47 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with the Agency and Direct auto business each contributing about half. The unfavorable LAE development was primarily attributable to revised estimates of our per claim settlement costs taken during the first quarter. We also experienced higher than anticipated frequency of reopened personal injury protection (PIP) claims, primarily in Florida, and late reported losses occurring toward the end 2019 but not reported until 2020, which was partially offset by higher than anticipated salvage and subrogation recoveries.
•Our Commercial Lines business experienced about $104 million of unfavorable development, primarily due to increased injury severity and the emergence of large injury claims at rates higher than originally anticipated.
•Our special lines and Property businesses experienced about $22 million and $13 million, respectively, of favorable development.
Year-to-date September 30, 2019
•About 50% of the unfavorable prior year reserve development was attributable to accident year 2018, 30% to accident year 2017, and the remainder to accident years 2016 and prior.
•Our personal auto products incurred about $108 million of unfavorable loss and LAE reserve development, with the Agency and Direct auto businesses each contributing about half. The unfavorable development was primarily attributable to increased injury severity, a higher than anticipated frequency of reopened PIP claims, primarily in Florida, and late reported losses occurring late 2018 but not reported until 2019.
•Our Commercial Lines business experienced about $71 million of unfavorable development, primarily due to increased injury severity and more emergence of large injury claims than originally anticipated.
•Our Property business experienced about $19 million of unfavorable development, primarily due to higher than originally anticipated homeowner and dwelling costs and fire liability costs.
•Our special lines business experienced about $17 million of unfavorable development, primarily due to less salvage and subrogation recoveries than originally anticipated.

Note 7 Supplemental Cash Flow Information — Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments used to safeguard funds held in those bank demand deposit accounts, and are not considered part of the investment portfolio. The amount of these reverse repurchase commitments held at September 30, 2020 and 2019, and December 31, 2019, were $77.2 million, $62.8 million, and $46.3 million, respectively.
Restricted cash on our consolidated balance sheets represents cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which subsidiaries of our Property business are administrators.
During the nine months ended September 30, 2020, non-cash activity includes declared but unpaid common share dividends of $58.6 million (see Note 9 – Dividends for further discussion) and changes in operating lease liabilities arising from obtaining right-of-use assets of $48.5 million.
We paid the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2020	2019
Income taxes	$1,079.2	$738.7
Interest	168.4	147.3
Operating lease liabilities	66.6	61.2
Our consolidated statement of cash flows for the nine months ended September 30, 2019, was revised to correct the classification of our acquisition of additional shares of ARX from an investing activity to a financing activity; there was no overall impact on the increase in cash, cash equivalents, and restricted cash that was reported for September 30, 2019.
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
Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$4,001.6	$596.5	$3,703.4	$380.2	$11,749.3	$1,748.7	$10,851.5	$1,267.9
Direct	4,309.8	517.6	3,804.0	291.7	12,470.1	1,637.8	11,113.7	940.2
Total Personal Lines[1]	8,311.4	1,114.1	7,507.4	671.9	24,219.4	3,386.5	21,965.2	2,208.1
Commercial Lines	1,214.8	155.9	1,106.9	69.7	3,532.8	448.2	3,190.4	360.7
Property[2]	447.3	(52.9)	397.9	(9.1)	1,300.6	(192.4)	1,141.1	(35.8)
Total underwriting operations	9,973.5	1,217.1	9,012.2	732.5	29,052.8	3,642.3	26,296.7	2,533.0
Fees and other revenues[3]	151.8	NA	138.4	NA	434.8	NA	403.4	NA
Service businesses	58.8	4.4	51.5	2.8	169.4	14.7	144.1	12.0
Investments[4]	763.1	758.4	328.4	322.5	1,585.3	1,570.8	1,437.0	1,418.7
Interest expense	NA	(56.4)	NA	(47.5)	NA	(160.8)	NA	(142.3)
Consolidated total	$10,947.2	$1,923.5	$9,530.5	$1,010.3	$31,242.3	$5,067.0	$28,281.2	$3,821.4
NA = Not applicable
1 Personal auto insurance accounted for 94% of the total Personal Lines segment net premiums earned during the three and nine months ended September 30, 2020 and 2019; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three and nine months ended September 30, 2020, pretax profit (loss) includes $14.2 million and $42.8 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and $15.8 million and $51.7 million for the same periods in 2019. See Note 13 – Goodwill and Intangible Assets for further discussion.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	14.9%	85.1	10.3%	89.7	14.9%	85.1	11.7%	88.3
Direct	12.0	88.0	7.7	92.3	13.1	86.9	8.5	91.5
Total Personal Lines	13.4	86.6	9.0	91.0	14.0	86.0	10.1	89.9
Commercial Lines	12.8	87.2	6.3	93.7	12.7	87.3	11.3	88.7
Property[1]	(11.8)	111.8	(2.3)	102.3	(14.8)	114.8	(3.1)	103.1
Total underwriting operations	12.2	87.8	8.1	91.9	12.5	87.5	9.6	90.4
1 Included in the three and nine months ended September 30, 2020, is 3.2 points and 3.3 points, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and 4.0 points and 4.5 points, respectively, for the three and nine months ended September 30, 2019.

Note 9 Dividends — Following is a summary of our common and preferred share dividends that were declared and/or paid during the nine months ended September 30, 2020 and 2019:

(millions, except per share amounts)		Amount
Declared	Payable	Per Share	Accrued[1]
Common - Quarterly Dividends:
August 2020	October 2020	$0.10	$58.6
May 2020	July 2020	0.10	58.5
February 2020	April 2020	0.10	58.5
December 2019	January 2020	0.10	58.5
August 2019	October 2019	0.10	58.5
May 2019	July 2019	0.10	58.4
February 2019	April 2019	0.10	58.4
Common - Annual Variable Dividends:
December 2019	January 2020	2.25	1,316.9
December 2018	February 2019	2.5140	1,467.9
Preferred Dividends:
August 2020	September 2020	26.875	13.4
February 2020	March 2020	26.875	13.4
August 2019	September 2019	26.875	13.4
February 2019	March 2019	26.875	13.4
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

Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at June 30, 2020	$1,237.3	$(262.3)	$975.0	$991.0	$(16.0)	$0
Reclassification of disproportionate amounts	0	0	0	0	0	0
Adjusted balance at June 30, 2020	1,237.3	(262.3)	975.0	991.0	(16.0)	0
Other comprehensive income (loss) before reclassifications:
Investment securities	163.3	(34.4)	128.9	128.9	0	0
Loss attributable to noncontrolling interest (NCI)	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	163.3	(34.4)	128.9	128.9	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	194.3	(40.8)	153.5	153.5	0	0
Interest expense	(0.3)	0.1	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	194.0	(40.7)	153.3	153.5	(0.2)	0
Total other comprehensive income (loss)	(30.7)	6.3	(24.4)	(24.6)	0.2	0
Balance at September 30, 2020	$1,206.6	$(256.0)	$950.6	$966.4	$(15.8)	$0

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at June 30, 2019	$573.6	$(120.5)	$453.1	$472.9	$(16.8)	$(3.0)
Other comprehensive income (loss) before reclassifications:
Investment securities	134.3	(28.2)	106.1	106.1	0	0
Loss attributable to noncontrolling interest (NCI)	(1.2)	0.3	(0.9)	0	0	(0.9)
Total other comprehensive income (loss) before reclassifications	133.1	(27.9)	105.2	106.1	0	(0.9)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	60.7	(12.7)	48.0	48.0	0	0
Interest expense	(0.3)	0.1	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	60.4	(12.6)	47.8	48.0	(0.2)	0
Total other comprehensive income (loss)	72.7	(15.3)	57.4	58.1	0.2	(0.9)
Balance at September 30, 2019	$646.3	$(135.8)	$510.5	$531.0	$(16.6)	$(3.9)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at December 31, 2019	$435.7	$(94.0)	$341.7	$360.8	$(16.4)	$(2.7)
Reclassification of disproportionate amounts[1]	3.4	(0.7)	2.7	0	0	2.7
Adjusted balance at December 31, 2019	439.1	(94.7)	344.4	360.8	(16.4)	0
Other comprehensive income (loss) before reclassifications:
Investment securities	1,447.7	(304.1)	1,143.6	1,143.6	0	0
Loss attributable to noncontrolling interest (NCI)	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	1,447.7	(304.1)	1,143.6	1,143.6	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	681.0	(143.0)	538.0	538.0	0	0
Interest expense	(0.8)	0.2	(0.6)	0	(0.6)	0
Total reclassification adjustment for amounts realized in net income	680.2	(142.8)	537.4	538.0	(0.6)	0
Total other comprehensive income (loss)	767.5	(161.3)	606.2	605.6	0.6	0
Balance at September 30, 2020	$1,206.6	$(256.0)	$950.6	$966.4	$(15.8)	$0
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
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at September 30, 2020 or 2019, and there were no material settlements during 2019 or the first nine months of 2020. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2019 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2019 Annual Report to Shareholders.
Note 12 Redeemable Noncontrolling Interest — In connection with the April 2015 acquisition of a controlling interest in ARX, The Progressive Corporation entered into a stockholders’ agreement with the other ARX stockholders. On April 1, 2020, Progressive purchased all remaining outstanding stock, including shares from exercised stock options, of ARX under a separately negotiated purchase agreement at a total cost of $243.0 million.
The changes in the components of redeemable NCI were:

	Nine Months Ended September 30,		Year Ended
(millions)	2020	2019	December 31, 2019
Balance, beginning of period	$225.6	$214.5	$214.5
Net income attributable to NCI	0	5.9	9.7
Other comprehensive income (loss) attributable to NCI[1]	0	5.8	4.6
Exercise of employee stock options	16.0	7.7	7.7
Purchase/change of ARX minority shares	(241.6)	(11.2)	(11.2)
Change in redemption value of NCI	0	0.2	0.3
Balance, end of period	$0	$222.9	$225.6
1 Amount represents the other comprehensive income (loss) attributable to NCI, as reflected on the consolidated statements of comprehensive income; changes in accumulated other comprehensive income (loss) attributable to NCI due to a change in the minority ownership percentage does not impact the amount of redeemable NCI.

Note 13 Goodwill and Intangible Assets
Goodwill
During the nine months ended September 30, 2020, there were no changes to the carrying amount of goodwill. No accumulated goodwill impairment losses exist.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets:

(millions)	September 30, 2020	September 30, 2019	December 31, 2019
Intangible assets subject to amortization	$173.1	$230.5	$215.9
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$185.5	$242.9	$228.3
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

(millions)	September 30, 2020			September 30, 2019			December 31, 2019
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$256.2	$201.3	$54.9	$256.2	$164.7	$91.5	$256.2	$173.9	$82.3
Agency relationships	159.2	62.6	96.6	159.2	51.2	108.0	159.2	54.0	105.2
Software rights	69.1	47.5	21.6	79.1	48.1	31.0	79.1	50.7	28.4
Trade name	0	0	0	34.8	34.8	0	34.8	34.8	0
Total	$484.5	$311.4	$173.1	$529.3	$298.8	$230.5	$529.3	$313.4	$215.9
Amortization expense was $14.2 million and $42.8 million for the three and nine months ended September 30, 2020, respectively, compared to $15.8 million and $51.7 million during the same periods last year. During the first quarter 2020, one software rights intangible asset, with a gross carrying value of $10.0 million, was fully amortized.
Note 14 New Accounting Standards — On January 1, 2020, we adopted the Accounting Standards Update (ASU), on a prospective basis, which provides guidance on the requirements for capitalizing and amortizing implementation costs incurred in a cloud computing arrangement that does not include a software license. For the nine months ended September 30, 2020, we capitalized $21.7 million of cloud computing arrangement implementation costs, which is included in other assets on our consolidated balance sheet.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized strong growth in both premiums and policies in force in the third quarter 2020, compared to the same period last year. During the quarter, we generated $11.0 billion of net premiums written, which is an increase of $1.4 billion, or 14%, compared to the third quarter 2019. We had 24.4 million companywide policies in force at September 30, 2020, which is 2.4 million more policies than were in force at September 30, 2019. Our underwriting profit margin of 12.2% for the third quarter 2020 was 4.1 points better than the same period last year.
On a year-over-year basis, net income increased 82% for the third quarter and 39% for the first nine months of 2020, and comprehensive income increased 68% and 31%, respectively. Underwriting profit increased 66% for the quarter and 44% for the first nine months of 2020, compared to the same periods last year. The increased underwriting profitability primarily reflected a decrease in the loss and loss adjustment expense ratio due to lower auto accident frequency on a year-over-year basis. Through the third quarter 2020, we continued to experience driving patterns that differ from levels historically experienced, which began in March 2020, when federal, state, and local social distancing and shelter-in-place restrictions were put in place to stop or slow the spread of the novel coronavirus COVID-19 (“COVID-19 restrictions”). In addition to strong underwriting results, we recognized significant realized gains in our fixed-income and equity portfolios during the third quarter. We saw large realized gains in our treasury, corporate, and municipal portfolios and equity valuations continued to rebound following the decline experienced at the end of the first quarter 2020 when the COVID-19 restrictions were first put in place.
During the third quarter 2020, our total capital (debt plus shareholders’ equity) increased $1.4 billion, to $23.5 billion, primarily reflecting comprehensive income earned during the quarter.
A. Insurance Operations
We evaluate growth in terms of both net premiums written and policy in force growth. All three of our operating segments contributed to our solid premium and policy in force growth during the third quarter on a year-over-year basis. Our companywide net premiums written grew 14%, with Personal Lines growing 12%, Commercial Lines 34%, and Property 13%, primarily reflecting an increase in volume. The substantial Commercial Lines premiums growth was driven by growth in our for-hire transportation business market target, reflecting greater demand for shipping services in light of the pandemic. In addition, Commercial Lines generated $185.1 million of net premiums written on new and renewal transportation network company (TNC) policies in the third quarter 2020, compared to $87.4 million in the same period last year, primarily driven by state expansion. At September 30, 2020, on a year-over-year basis, policies in force grew 11% companywide, with Personal Lines, Commercial Lines, and Property growing 11%, 7%, and 13%, respectively.
During the third quarter 2020, new applications (i.e., issued policies) increased 11%, 19%, and 17% in our Personal Lines, Commercial Lines, and Property segments, respectively. During the third quarter, total new personal auto applications increased 9% on a year-over-year basis, with Agency new applications increasing 4% and Direct increasing 13%. New applications for our special lines products were up 21% during the third quarter 2020, primarily due to overall growth in the RV and boat industries.
On a year-over-year basis for the third quarter 2020, our Personal Lines renewal applications increased 12%, Commercial Lines increased 9%, and Property increased 14%. Total personal auto renewal applications increased 14% over the third quarter last year.
We realize the importance of retaining customers to grow policies in force and this remains one of our most important priorities. We remain focused on increasing our share of multi-product households and will continue to make investments to improve the customer experience to continue to support that goal. We also will continue to monitor policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, and report it as our primary measure of customer retention. Due to insurance market volatility brought on by the COVID-19 virus, it may be difficult to assess the progress we are making against our retention goals. As of the end of the third quarter 2020, our trailing 12-month total personal auto policy life expectancy increased 9% compared to last year, as a portion of policy cancellations were suppressed by the billing leniency and state moratoriums put in place between mid-March and mid-May 2020. Our Agency auto trailing 12-month policy life expectancy was up 10% and Direct auto was up 7%. Our Commercial Lines trailing 12-month policy life expectancy increased 4% year over year and special lines was up 5%.
Our companywide underwriting margin for the third quarter 2020 was strong at 12.2%, which was 4.1 points better than the same period last year. Vehicle accidents were significantly lower than the prior year as vehicle miles driven are down and driving patterns have not returned to their historical levels since COVID-19 restrictions were put in place. Our personal auto incurred accident frequency was down about 19% for the third quarter 2020, as compared to the prior year, while severity was up about 8%. In response to the decline in frequency, we continue to adjust premiums to reflect the underlying risk and lowered countrywide personal auto rates on average 1% during the third quarter 2020 and 3% from April through September 2020.

Our Personal and Commercial Lines operating segments were profitable during the third quarter 2020, while our Property business generated an underwriting loss, primarily due to catastrophe losses incurred during the quarter. Our Personal Lines segment generated an underwriting profit margin of 13.4% for the third quarter 2020. Our special lines products had a 1.5 point unfavorable impact on our Personal Lines combined ratio, due to the seasonal nature of these products. Our Commercial Lines underwriting profit margin for the second quarter was 12.8%. Our Property segment had an underwriting loss margin of 11.8% for the third quarter. On a net basis (i.e., after reinsurance), our Property business incurred catastrophe losses during the third quarter of $115.1 million, or 25.7 points on their combined ratio. During the third quarter 2020, we exceeded the $375 million annual retention threshold under our catastrophe aggregate excess of loss reinsurance program and recorded a reinsurance recoverable of $135.3 million.
B. Investments
The fair value of our investment portfolio was $45.8 billion at September 30, 2020, compared to $39.3 billion at December 31, 2019. The increase from year-end 2019, primarily reflected comprehensive income of $4.6 billion, the $1.0 billion of proceeds from the debt issued during March, and a change in net unsettled purchased securities of $0.5 billion, offset by $1.8 billion related to the payment of shareholder dividends and the purchase of the remaining equity interest in ARX Holding Corp. (ARX) during the period.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At both September 30, 2020 and December 31, 2019, 12% of our portfolio was allocated to Group I securities and 88% to Group II securities.
The valuations of our non-U.S. Treasury fixed-income and equity investment portfolios continued to rebound throughout the third quarter 2020. The combination of strong fiscal and monetary stimulus provided a positive backdrop to the financial markets throughout the quarter. Nevertheless, we currently view the market environment as very uncertain and believe the relatively conservative position of our investment portfolio continues to remain appropriate.
Our recurring investment income generated a pretax book yield of 2.3% for the third quarter 2020, compared to 3.0% for the same period in 2019, primarily due to investing new cash at lower interest rates. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.7% and 1.2% for the third quarter 2020 and 2019, respectively. Our fixed-income and common stock portfolios had FTE total returns of 1.1% and 9.6%, respectively, for the third quarter 2020, compared to 1.2% and 1.4%, respectively, last year. A significant reduction in interest rates and narrowing of credit spreads during the first nine months of 2020 resulted in a 5.8% FTE total return on our fixed-income securities. Our indexed common stock portfolio’s FTE total return was 5.8% for the first nine months of 2020, showing an improvement from earlier in the year.
At September 30, 2020, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 3.0 years, compared to AA and 2.9 years and AA and 3.0 years at September 30, 2019 and December 31, 2019, respectively. While we have slightly lengthened our portfolio duration over the previous twelve months, it remains slightly below the midpoint of our 1.5-year to 5-year range, which we believe provides some protection against an increase in interest rates.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of $5.4 billion and $5.1 billion for the first nine months of 2020 and 2019, respectively.
We did not experience a significant change in our liquidity needs during the third quarter 2020. During the third quarter 2020, we saw premium growth in all three of our operating segments. Beginning in March, when COVID-19 restrictions were put in place, we experienced a significant decrease in accident claim frequency and, as a result, the amount of cash required to pay claims also decreased. In response to the reduction in auto accident frequency, during the second and third quarters of 2020, we issued a total of $1.1 billion of credits to our personal auto policyholders and began taking rate decreases countrywide. We continue to believe that we have sufficient liquidity from our current operations and in our investment portfolio to meet all of our near-term operating cash needs.
Our total capital (debt plus shareholders’ equity) was $23.5 billion, at book value, at September 30, 2020, compared to $18.5 billion at September 30, 2019, and $18.1 billion at December 31, 2019. The increase since year end primarily reflects comprehensive income during that period, as well as the issuance of $500 million of 3.20% Senior Notes due 2030 and $500 million of 3.95% Senior Notes due 2050, in underwritten public offerings during the first quarter 2020.
Our debt-to-total capital ratio remained below 30% during all reported periods, consistent with our financial policy. This ratio, which reflects debt as a percent of debt plus shareholders’ equity and excludes redeemable noncontrolling interest, if any, was 23.0% at September 30, 2020, 23.8% at September 30, 2019, and 24.4% at December 31, 2019. None of our outstanding senior notes have restrictive financial covenants or credit rating triggers.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
During the first nine months of 2020, we returned capital to shareholders primarily through dividends. Our Board of Directors declared a $0.10 per common share dividend in the first, second, and third quarters of 2020. These dividends, which were $58.5 million, $58.5 million, and $58.6 million, respectively, in the aggregate, were paid in April 2020, July 2020, and October 2020. In addition to the common share dividends, in March 2020 and September 2020, we paid Series B Preferred Share dividends in the aggregate amount of $26.8 million. In January 2020, we also paid common share dividends in the aggregate amount of $1.4 billion, or $2.35 per share (see Note 9 – Dividends for further discussion). During the third quarter 2020, we resumed repurchasing common shares in the open market. To neutralize dilution from equity-based compensation in the year of issuance, through September 2020, we repurchased 0.9 million common shares, at a total cost of $74.5 million, either in the open market or to satisfy tax withholding obligations as permitted under our equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our capital position and the potential capital needs to expand our business operations.
In April 2020, The Progressive Corporation acquired the remaining outstanding stock of ARX, for an aggregate cost of $243.0 million, which included shares from exercised stock options, making ARX a wholly owned subsidiary of Progressive. While this acquisition was originally expected to occur in April 2021, we believe that completing it a year earlier will benefit our continued efforts to expand our reach and grow our bundled home and auto customers.
During the first nine months of 2020 and at all times during 2019, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report on Form 10-K for the year ended December 31, 2019. Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, dividends on common shares and Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future.
In April 2020, we renewed the unsecured discretionary line of credit (the “Line of Credit”) with PNC Bank, National Association, in the maximum principal amount of $250 million, that expired in April 2020. We did not engage in short-term borrowings, including any borrowings under our discretionary Line of Credit, to fund our operations or for liquidity purposes during the reported periods.

B. Commitments and Contingencies
Contractual Obligations
During the first nine months of 2020, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. We are not aware of any significant changes to our contractual obligations that are likely to occur as a result of COVID-19.
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
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Personal Lines
Agency	39%	40%	40%	41%
Direct	42	43	43	42
Total Personal Lines[1]	81	83	83	83
Commercial Lines	14	12	13	13
Property	5	5	4	4
Total underwriting operations	100%	100%	100%	100%
1 Personal auto insurance accounted for 94% of the total Personal Lines segment net premiums written during the three months and 93% during the nine months ended September 30, 2020 and 2019; insurance for our special lines products accounted for the balance.
Our Personal Lines business writes insurance for personal autos and special lines products (e.g., motorcycles, watercraft, and RVs). We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia. Our personal auto policies are primarily written for 6-month terms, although we write 12-month personal auto policies mainly through our Platinum agents who are focused on selling bundled auto and home policies. At September 30, 2020, 11% of our Agency auto policies in force were 12-month policies, compared to 9% a year earlier. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related primary liability and physical damage insurance, and general liability and property insurance, predominately for small businesses. The majority of our Commercial Lines business is written through the independent agency channel. The amount of commercial auto business written through the direct channel represented 9% of premiums written for the third quarter 2020, excluding our TNC business, compared to 8% for the same period last year. We write Commercial Lines business in all 50 states and our policies are primarily written for 12-month terms.
Our Property business writes residential property insurance for single family homes, condominium unit owners, renters, etc. We write the majority of our Property business through the independent agency channel; however, we continue to expand the distribution of our Property product offerings in the direct channel, which represented about 19% of premiums written for the third quarter of 2020, compared to 17% for the same period last year. Property policies are written for 12-month terms. We write residential property and flood insurance in 45 states and renters insurance in 46 states; we also write all of these products in the District of Columbia. Our flood insurance is written primarily through the National Flood Insurance Program and is 100% reinsured.

B. Profitability
Profitability for our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned plus fees and other revenues less losses and loss adjustment expenses, policy acquisition costs, other underwriting expenses, and policyholder credits. We also use underwriting margin, which is underwriting profit or loss expressed as a percentage of net premiums earned, to analyze our results. For the respective periods, our underwriting profitability results were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$596.5	14.9%	$380.2	10.3%	$1,748.7	14.9%	$1,267.9	11.7%
Direct	517.6	12.0	291.7	7.7	1,637.8	13.1	940.2	8.5
Total Personal Lines	1,114.1	13.4	671.9	9.0	3,386.5	14.0	2,208.1	10.1
Commercial Lines	155.9	12.8	69.7	6.3	448.2	12.7	360.7	11.3
Property[1]	(52.9)	(11.8)	(9.1)	(2.3)	(192.4)	(14.8)	(35.8)	(3.1)
Total underwriting operations	$1,217.1	12.2%	$732.5	8.1%	$3,642.3	12.5%	$2,533.0	9.6%
1 For the three and nine months ended September 30, 2020, pretax profit (loss) includes $14.2 million and $42.8 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX, and $15.8 million and $51.7 million for the respective periods last year; the decrease in amortization expense reflects intangible assets that were fully amortized.
The increases in the companywide underwriting profit margins during the three and nine months ended September 30, 2020, compared to the same periods last year, were driven by lower accident frequency experienced during the periods, partially offset by policyholder credits issued to personal auto customers and an increase in advertising spend.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Performance[1]	2020	2019	Change	2020	2019	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	67.0	71.0	(4.0)	61.6	69.2	(7.6)
Underwriting expense ratio	18.1	18.7	(0.6)	23.5	19.1	4.4
Combined ratio	85.1	89.7	(4.6)	85.1	88.3	(3.2)
Personal Lines—Direct
Loss & loss adjustment expense ratio	66.4	71.3	(4.9)	60.8	70.4	(9.6)
Underwriting expense ratio	21.6	21.0	0.6	26.1	21.1	5.0
Combined ratio	88.0	92.3	(4.3)	86.9	91.5	(4.6)
Total Personal Lines
Loss & loss adjustment expense ratio	66.7	71.1	(4.4)	61.2	69.8	(8.6)
Underwriting expense ratio	19.9	19.9	0	24.8	20.1	4.7
Combined ratio	86.6	91.0	(4.4)	86.0	89.9	(3.9)
Commercial Lines
Loss & loss adjustment expense ratio	66.6	72.2	(5.6)	64.1	67.5	(3.4)
Underwriting expense ratio	20.6	21.5	(0.9)	23.2	21.2	2.0
Combined ratio	87.2	93.7	(6.5)	87.3	88.7	(1.4)
Property
Loss & loss adjustment expense ratio	81.2	71.4	9.8	84.7	72.4	12.3
Underwriting expense ratio[2]	30.6	30.9	(0.3)	30.1	30.7	(0.6)
Combined ratio[2]	111.8	102.3	9.5	114.8	103.1	11.7
Total Underwriting Operations
Loss & loss adjustment expense ratio	67.3	71.3	(4.0)	62.6	69.7	(7.1)
Underwriting expense ratio	20.5	20.6	(0.1)	24.9	20.7	4.2
Combined ratio	87.8	91.9	(4.1)	87.5	90.4	(2.9)
Accident year — Loss & loss adjustment expense ratio[3]	67.3	71.2	(3.9)	62.2	68.9	(6.7)
1 Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 Included in the three and nine months ended September 30, 2020, are 3.2 points and 3.3 points, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX, and 4.0 points and 4.5 points for the respective periods last year. Excluding these additional expenses, for the three months ended September 30, 2020 and 2019, the Property business would have reported expense ratios of 27.4 and 26.9, respectively, and a combined ratio of 108.6 and 98.3. For the nine months ended September 30, 2020 and 2019, excluding these additional expenses, the Property business would have reported expense ratios of 26.8 and 26.2, respectively, and combined ratios of 111.5 and 98.6.
3 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2020	2019	2020	2019
Increase (decrease) in net loss and LAE reserves	$775.6	$571.3	$891.7	$1,396.8
Paid losses and LAE	5,937.5	5,855.0	17,298.0	16,926.6
Total incurred losses and LAE	$6,713.1	$6,426.3	$18,189.7	$18,323.4
Claims costs, our most significant expense, represent payments made and estimated future payments to be made, to or on behalf of our policyholders, including expenses related to the adjustment or settlement of claims. Claims costs are a function of loss severity and frequency and, for our vehicle businesses, are influenced by inflation and driving patterns, among other factors, some of which are discussed below. In our Property business, severity is primarily a function of construction costs and the age of the structure. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. Loss reserves are estimates of future costs and our reserves are adjusted as underlying assumptions change and information develops.
Our total loss and LAE ratio decreased 4.0 points for the third quarter 2020, compared to the same period last year, and 7.1 points on a year-to-date basis, primarily due to lower auto frequency, partially offset by higher accident severity and catastrophe losses, as discussed below.
The following table shows our consolidated catastrophe losses, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2020		2019		2020		2019
Personal Lines	$163.1		$122.0		$365.0		$291.8
Commercial Lines	3.4		3.4		11.0		9.7
Property
Property business, net of reinsurance (excluding ASL)	117.8		65.0		407.5		258.0
Reinsurance recoverable on ASL[1]	(2.7)		(31.6)		(15.7)		(117.1)
Property business, net	115.1		33.4		391.8		140.9
Total net catastrophe losses incurred	$281.6		$158.8		$767.8		$442.4
Combined ratio effect	2.8	pts.	1.8	pts.	2.6	pts.	1.7	pts.
1 Represents the reinsurance recoverable recorded on the losses from accident years 2017 to 2019 under our aggregate stop-loss agreements (ASL); see table below for further information.
During the third quarter 2020, the majority of catastrophe losses were due to hurricanes, west coast wildfires, and wind, hail, and tornadoes throughout the United States. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide high-quality claims service to our customers.
We do not have catastrophe-specific reinsurance for our Personal Lines or Commercial Lines businesses, but we reinsure portions of our Property business against various risks, including, but not limited to, catastrophic losses through excess of loss reinsurance.

We have aggregate stop-loss reinsurance agreements (ASL) in place, which are in effect for accident years from 2017 to 2019. The following table shows the total reinsurance recoverables activity under the ASL agreements by accident year, for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Reinsurance recoverable on ASL, beginning of period	$84.3	$105.9	$69.7	$12.5
Reinsurance recoverables recognized on losses
Accident year:
2019	1.9	40.5	12.8	113.9
2018	0	0	0	0
2017	0.8	(8.9)	2.9	3.2
Total	2.7	31.6	15.7	117.1
Reinsurance recoverables recognized on ALAE
Accident year:
2019	0.2	4.2	1.6	12.3
2018	0	0	0	0
2017	0.1	(1.2)	0.3	(1.4)
Total	0.3	3.0	1.9	10.9
Total reinsurance recoverables recognized
Accident year:
2019	2.1	44.7	14.4	126.2
2018	0	0	0	0
2017	0.9	(10.1)	3.2	1.8
Total	3.0	34.6	17.6	128.0
Reinsurance recoverable on ASL, end of period	$87.3	$140.5	$87.3	$140.5

We did not renew our ASL program for accident year 2020. Instead, we entered into a property catastrophe aggregate excess of loss (XOL) program in January 2020. Both the ASL and XOL programs cover accident year Property catastrophe losses and allocated loss adjustment expenses (ALAE). See Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion. During the third quarter 2020, we exceeded the $375 million annual retention threshold under our catastrophe aggregate XOL program and recorded a reinsurance recoverable of $135.3 million.
In addition to the aggregate XOL program, during the second quarter 2020, our Property business renewed its catastrophe reinsurance program with a continuation of multi-year contracts and new single-year contracts. The renewed insurance policies carry retention thresholds for losses and ALAE from a single catastrophic event of $80 million, an increase from the retention threshold on the prior contracts of $60 million, as well as $200 million of additional coverage, due to the growth of the Property business (see Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion). During the third quarter 2020, we recorded a $10 million reinsurance recoverable under our catastrophe reinsurance program as the Property losses and ALAE incurred from Hurricane Laura exceeded the $80 million single storm retention threshold under this program.
During the first quarter 2020, relative to our Property business, we closed a $200 million catastrophe bond transaction. This bond replaced a similar $200 million bond that expired on December 31, 2019. The bond will provide reinsurance coverage in the event that a single catastrophe event exceeds the $1.6 billion in coverage provided by our traditional catastrophe reinsurance program.
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

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 8% and 9% for the three and nine months ended September 30, 2020, respectively, compared to the same periods last year. These increases partly reflect a reduction in new claims, which led to an older aged mix of inventory, which increases incurred losses. In addition, during 2020 we saw an increase in the number of claims that were reopened, and required an additional payment. These supplemental payments are related to prior accident periods and were not impacted by COVID-19 restrictions.
Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:
•Primarily due to a shift in the mix of claims inventory and an increase in the number of claims reopened, personal injury protection (PIP) increased about 12% and 17% during the third quarter and first nine months of 2020, respectively, and auto property damage increased about 4% and 10%.
•Bodily injury increased about 12% for the third quarter 2020, due in part to a shift in the mix to more severe accidents compared to last year, and 11% for the first nine months of 2020, due in part to an older mix of claims inventory and more severe accidents compared to last year.
•Collision increased about 6% and 2% during the third quarter and first nine months of 2020, respectively, in part due to a mix in the timing of salvage and subrogation collections.
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, and we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our personal auto incurred frequency, on a calendar-year basis, decreased about 19% and 25% for the three and nine months ended September 30, 2020, respectively, compared to the same periods last year. Following are the frequency changes we experienced by coverage on a year-over-year basis:
•Auto property damage decreased about 24% for the third quarter and 28% for the first nine months of 2020, respectively.
•PIP decreased about 19% and 28% for the quarter and first nine months.
•Bodily injury decreased about 22% for the quarter and 26% for the first nine months.
•Collision decreased about 15% for the quarter and 25% for the first nine months.
We closely monitor the changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any degree of confidence, given the uncertainty of the current environment. We saw the number of vehicle miles driven decrease dramatically when the COVID-19 restrictions were first put in place. Once the restrictions began to be lifted, we saw vehicle miles traveled increase, however, they remained lower than during the third quarter last year. We will continue to analyze trends to distinguish changes in our experience from other external factors, such as changes in the number of vehicles per household, gasoline prices, advances in vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business or changes in driving patterns, to allow us to reserve more accurately for our loss exposures.
The changes we are disclosing in the paragraph below for our commercial auto products severity and frequency use a trailing 12-month period and exclude our TNC business. Using a trailing 12-month period addresses inherent seasonality trends in the commercial auto products and mitigates the effects of month-to-month variability, which includes the impact of COVID-19 restrictions. Since the loss patterns in the TNC business are not indicative of our other commercial auto products, disclosing severity and frequency trends excluding that business is more indicative of our overall experience for the majority of our commercial auto products.
On a year-over-year basis, incurred severity in our commercial auto products increased 15% and frequency decreased 14%. In addition to general trends in the marketplace, the increase in severity reflected increased medical costs and actuarially determined reserves due to accelerating paid loss trends and shifts in the mix of business to for-hire transportation, which has higher average severity than the business auto and contractor business market targets. The frequency decrease was in part due to COVID-19 restrictions and continued product segmentation and underwriting, which created a mix shift toward more preferred, lower-frequency, business.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2020		2019		2020		2019
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$10.0		$5.1		$(2.2)		$(57.4)
Current accident year	20.0		(61.0)		50.2		(64.0)
Calendar year actuarial adjustment	$30.0		$(55.9)		$48.0		$(121.4)
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustment	$10.0		$5.1		$(2.2)		$(57.4)
All other development	(10.0)		(10.3)		(113.9)		(157.8)
Total development	$0		$(5.2)		$(116.1)		$(215.2)
(Increase) decrease to calendar year combined ratio	0	pts.	(0.1)	pts.	(0.4)	pts.	(0.8)	pts.
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
Underwriting Expenses
The companywide underwriting expense ratio (i.e., policy acquisition costs, other underwriting expenses and policyholder credits, net of fees and other revenues, expressed as a percentage of net premiums earned) decreased 0.1 points and increased 4.2 points for the three and nine months ended September 30, 2020, respectively, compared to the same periods last year. During the third quarter and first nine months of 2020, we incurred 0.3 points and 3.7 points, respectively, of policyholder credits issued to personal auto customers. In addition to the credits issued to personal auto customers, our Commercial Lines business worked directly with their policyholders and agents to provide premium and billing credits during the year, which contributed to a 0.9 point increase in the Commercial Lines expense ratio for the nine months ended September 30, 2020.
Progressive’s other underwriting expenses, which excludes the policyholder credits, increased 7% for the third quarter and 15% for the first nine months of 2020, compared to the same periods last year, primarily reflecting increased advertising spend in both periods. During the third quarter and first nine months of 2020, our advertising expenditures increased 29% and 20%, respectively, compared to the same periods last year. We will continue to invest in advertising as long as we generate sales at a cost below the maximum amount we are willing to spend to acquire a new customer.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2020	2019	% Growth	2020	2019	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$4,251.7	$3,876.3	10%	$12,382.9	$11,418.2	8%
Direct	4,633.0	4,080.2	14	13,257.2	11,746.1	13
Total Personal Lines	8,884.7	7,956.5	12	25,640.1	23,164.3	11
Commercial Lines	1,609.9	1,204.6	34	3,949.1	3,552.5	11
Property	520.5	460.1	13	1,437.2	1,270.8	13
Total underwriting operations	$11,015.1	$9,621.2	14%	$31,026.4	$27,987.6	11%
NET PREMIUMS EARNED
Personal Lines
Agency	$4,001.6	$3,703.4	8%	$11,749.3	$10,851.5	8%
Direct	4,309.8	3,804.0	13	12,470.1	11,113.7	12
Total Personal Lines	8,311.4	7,507.4	11	24,219.4	21,965.2	10
Commercial Lines	1,214.8	1,106.9	10	3,532.8	3,190.4	11
Property	447.3	397.9	12	1,300.6	1,141.1	14
Total underwriting operations	$9,973.5	$9,012.2	11%	$29,052.8	$26,296.7	10%

				September 30,
(thousands)				2020	2019	% Growth
POLICIES IN FORCE
Agency auto				7,527.1	6,903.8	9%
Direct auto				8,774.3	7,716.0	14
Total auto				16,301.4	14,619.8	12
Special lines[1]				4,905.8	4,567.6	7
Personal Lines — total				21,207.2	19,187.4	11
Commercial Lines				803.9	748.7	7
Property				2,421.0	2,144.3	13
Companywide total				24,432.1	22,080.4	11%
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
As of September 30, 2020, the growth in our auto trailing 12-month policy life expectancy is artificially high due to suspending cancellations of policies for nonpayment, which impacted renewal activity during the second quarter 2020. We continue to disclose our changes in policy life expectancy using both a trailing 3-month and 12-month period; however, we believe that the trailing 12-month measure will be positively impacted by the factor discussed above through the second quarter 2021.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments.

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2020	2019	2020	2019
Applications
New	11%	5%	5%	6%
Renewal	12	11	11	11
Written premium per policy - Auto	(2)	2	0	2
Policy life expectancy - Auto
Trailing 3-months	7	1
Trailing 12-months	9	(1)

In our Personal Lines business, the increase in both new and renewal applications during both periods in 2020 resulted from increases in both our personal auto and special lines products. In the auto businesses, the increase in new applications was primarily attributable to our competitive product offerings and position in the marketplace, as well as our increase in advertising spend and rate decreases taken on auto business policies during 2020. During the three and nine months ended September 30, 2020, our personal auto new application growth was up 9% and 2%, respectively. Our special lines products saw new applications increase 21% and 19% during the quarter and year-to-date periods, respectively, driven by high demand due to the overall growth in the RV and boat industries. During both periods, we continued to see strong renewal personal auto application growth, which may have been aided, in part, by our countrywide billing leniency efforts and the moratoriums that were put in place from mid-March through mid-May 2020, which suspended cancellations of policies for non-payment.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel.
The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2020	2019	2020	2019
Applications - Auto
New	4%	4%	(4)%	6%
Renewal	12	10	10	11
Written premium per policy - Auto	(1)	2	0	3
Policy life expectancy - Auto
Trailing 3-months	6	5
Trailing 12-months	10	2
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the third quarter 2020, the Agency auto business experienced an increase in new application growth, following a 13% decrease in new applications during the second quarter 2020. During the third quarter, we generated new auto application growth in 23 states, including seven of our top 10 largest Agency states. While new application growth during the third quarter 2020 was driven by our competitive product offerings and position in the marketplace, year-to-date new application growth is down compared to last year, as COVID-19 restrictions significantly impacted agents and their ability to get their operations back to pre-COVID levels.
During both the third quarter and nine months ended September 30, 2020, we experienced a decrease in Agency auto quote volume of 1% and 2%, respectively. The rate of conversion (i.e., converting a quote to a sale) increased 5% for the quarter and decreased 2% year-to-date, compared to the same periods last year.
We analyze growth in each of our four consumers segments (e.g., inconsistently insured, consistently insured and maybe a renter, homeowners who do not bundle auto and home, and homeowners who bundle auto and home). During the third quarter 2020, each of our segments experienced positive new application and policy in force growth, with the largest percentage of new application growth from our non-bundled homeowner consumer segment (i.e., Wrights).

During the trailing 12-month period, we experienced an increase in the percentage of bundled Agency auto policies written for 12-month terms, which have about twice the amount of net premiums written compared to 6-month policies. At the end of the third quarter 2020, 11% of our Agency auto policies in force were 12-month policies, compared to about 9% a year earlier.
The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2020	2019	2020	2019
Applications - Auto
New	13%	6%	8%	6%
Renewal	15	14	14	15
Written premium per policy - Auto	(2)	1	(1)	2
Policy life expectancy - Auto
Trailing 3-months	8	(2)
Trailing 12-months	7	(3)
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. The Direct business experienced solid new and renewal application growth during the third quarter and the first nine months of 2020. During the year, we generated new auto application growth in 32 states, including nine of our top 10 largest Direct states. During the third quarter and nine months ended September 30, 2020, we experienced an increase in Direct auto quote volume of 8% and 6%, respectively, and our rate of conversion increased 5% and 1%, compared to the same periods last year.
During the third quarter, we grew our new Direct auto applications and policies in force across all consumer segments, with the largest percentage of new application growth generated from our bundled auto and home consumer segment (i.e., Robinsons).
E. Commercial Lines

	Growth Over Prior Year
	Quarter		Year-to-date
	2020	2019	2020	2019
Applications - Auto
New	18%	8%	4%	10%
Renewal	9	7	8	8
Written premium per policy - Auto	4	4	2	9
Policy life expectancy - Auto - trailing 12-months	4	(5)

Note: Table excludes our TNC and business owners policy products.
Our Commercial Lines business operates in five traditional business markets, which include business auto, for-hire transportation, contractor, for-hire specialty, and tow markets, and is primarily written through the agency channel.
Commercial Lines experienced solid year-over-year new application growth in the third quarter and first nine months of 2020, reflecting continued improvement in the economy and our competitiveness in the marketplace. The significant new application growth during the third quarter was primarily driven by growth in our for-hire transportation business market target, due to greater demand for shipping services in light of the pandemic.
During the third quarter 2020, we experienced improvement in new consumer shopping, reflecting a 10% increase in quote volume, compared to the same period last year. For the nine months ended September 30, 2020, we experienced a 2% decrease in quote volume due to the impact of the COVID-19 restrictions that were in place during March 2020 through the first half of the second quarter 2020, which influenced the demands and general consumer habits for goods and services provided by our Commercial Lines customers and required that certain businesses undergo temporary closure. During the third quarter and nine months ended September 30, 2020, we experienced an 8% and 6% rate of conversion increase, compared to the same periods last year.

Volume in our TNC business more than doubled with net premiums written increasing 112%, compared to the third quarter last year, due to renewing our existing TNC policies and state expansion. On a year-to-date basis, TNC premiums are 4% lower than the same period last year due to a reduction in the miles driven under these policies as a result of the COVID-19 restrictions that were put in place in mid-March 2020, and the social distancing guidelines that remain; partially offset by state expansion. Changes in actual and estimated miles driven will continue to impact our net premiums written under these policies.
F. Property

	Growth Over Prior Year
	Quarter		Year-to-date
	2020	2019	2020	2019
Applications
New	17%	(1)%	10%	(1)%
Renewal	14	22	15	23
Written premium per policy	(1)	2	0	2
Our Property business writes residential property insurance for homeowners, other property owners, and renters, in the agency and direct channels. During the third quarter 2020, our Property business experienced an increase in new applications, primarily driven by growth in our direct channel and our Robinsons consumer segment, as discussed above, and a continued rebound in the housing market for new home sales. During 2020, our written premium per policy increased for our homeowners’ policies, on a year-over-year basis, but was offset by a larger share of renters policies, which have lower written premiums per policy.
Our Property segment was not significantly impacted by COVID-19 restrictions during the year.
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future period. At September 30, 2020 and 2019, and December 31, 2019, we reported net deferred tax liabilities. At September 30, 2020 and 2019, and December 31, 2019, we had net current income taxes payable of $197.1 million, $186.6 million, and $195.5 million, respectively, which were reported as part of other liabilities.
Our effective tax rate for the three and nine months ended September 30, 2020, were 20.4% and 20.7%, respectively, compared to 16.5% and 24.0% for the same periods last year. For the three months ended September 30, 2019, the lower effective rate was due primarily to renewable energy investment tax credits and the vesting of employee stock based compensation awards. For the nine months ended September 30, 2019, the higher effective rate was due primarily to the reversal of certain tax credits, unrelated to those impacting the quarter, and other tax benefits previously recognized from certain renewable energy investments, where the sponsor pled guilty to fraud through these investments and the tax credits and other benefits related to those investments were not valid. See Note 5 – Income Taxes in our 2019 Annual Report to Shareholders for further discussion.

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

The following table summarizes investment results for the periods ended September 30:

	Three Months		Nine Months
	2020	2019	2020	2019
Pretax recurring investment book yield (annualized)	2.3%	3.0%	2.5%	3.1%
Weighted average FTE book yield (annualized)	2.3	3.1	2.5	3.2
FTE total return:
Fixed-income securities	1.1	1.2	5.8	5.6
Common stocks	9.6	1.4	5.8	19.5
Total portfolio	1.7	1.2	5.7	6.7

Third quarter results were strong as the economy continued to improve as re-openings started late spring and continued throughout most of the summer. Our fixed-income portfolio duration was 3.0 years and 2.9 years at September 30, 2020 and 2019, respectively. Both the fixed-income and indexed equity portfolios generated positive returns for the quarter as supportive monetary policy encouraged investors to increase their allocation to risk assets.

A further break-down of our FTE total returns for our portfolio for the periods ended September 30, follows:

	Three Months		Nine Months
	2020	2019	2020	2019
Fixed-income securities:
U.S. Treasury Notes	0.3%	1.1%	7.4%	5.1%
Municipal bonds	1.6	1.2	8.3	4.9
Corporate bonds	1.3	1.5	6.9	7.9
Residential mortgage-backed securities	0.8	0.7	2.3	2.7
Commercial mortgage-backed securities	1.6	1.0	2.7	5.8
Other asset-backed securities	0.6	0.7	2.5	2.9
Preferred stocks	4.9	2.3	0.6	11.1
Short-term investments	0.1	0.6	1.0	1.9
Common stocks:
Indexed	9.6	1.6	5.8	19.8
Actively managed	NA	(2.7)	NA	14.5
NA= Not applicable since we no longer maintain an actively managed portfolio.

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
September 30, 2020
U.S. government obligations	$10,203.8	22.3%	3.5	AAA
State and local government obligations	4,529.8	9.9	4.6	AA
Corporate debt securities	10,612.0	23.2	3.9	BBB
Residential mortgage-backed securities	531.0	1.2	0.9	AA
Commercial mortgage-backed securities	6,053.6	13.2	2.9	AA
Other asset-backed securities	4,200.3	9.2	1.0	AA+
Preferred stocks	1,506.2	3.3	3.4	BBB-
Short-term investments	4,667.8	10.2	0.1	AA+
Total fixed-income securities	42,304.5	92.5	3.0	AA-
Common equities	3,459.8	7.5	na	na
Total portfolio[2,3]	$45,764.3	100.0%	3.0	AA-
September 30, 2019
U.S. government obligations	$13,678.7	35.4%	4.1	AAA
State and local government obligations	1,683.7	4.4	3.1	AA+
Corporate debt securities	7,281.1	18.9	2.9	BBB
Residential mortgage-backed securities	681.5	1.8	0.9	AA
Commercial mortgage-backed securities	4,639.0	12.0	2.2	AA
Other asset-backed securities	4,621.9	12.0	0.9	AAA-
Preferred stocks	1,355.3	3.5	2.5	BBB-
Short-term investments	1,467.4	3.8	<0.1	AA
Total fixed-income securities	35,408.6	91.8	2.9	AA
Common equities	3,165.1	8.2	na	na
Total portfolio[2,3]	$38,573.7	100.0%	2.9	AA
December 31, 2019
U.S. government obligations	$13,251.1	33.7%	4.9	AAA
State and local government obligations	1,713.3	4.4	3.1	AA+
Corporate debt securities	7,067.7	18.0	2.7	BBB
Residential mortgage-backed securities	627.5	1.6	0.9	AA
Commercial mortgage-backed securities	5,076.2	12.9	2.0	AA
Other asset-backed securities	5,179.5	13.2	0.8	AAA-
Preferred stocks	1,233.9	3.2	2.6	BBB-
Short-term investments	1,798.8	4.6	0.1	AA-
Total fixed-income securities	35,948.0	91.6	3.0	AA
Common equities	3,306.3	8.4	na	na
Total portfolio[2,3]	$39,254.3	100.0%	3.0	AA
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
2Our portfolio reflects the effect of net unsettled security transactions; at September 30, 2020, we had $469.2 million in other liabilities, compared to $286.5 million and $11.9 million at September 30, 2019 and December 31, 2019, respectively.
3The total fair value of the portfolio at September 30, 2020 and 2019, and December 31, 2019, included $2.8 billion, $1.5 billion, and $3.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities.

We define Group I securities to include:
•common equities
•nonredeemable preferred stocks
•redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends, which are included in Group II, and
•all other non-investment-grade fixed-maturity securities.
Group II securities include:
•short-term securities, and
•all other fixed-maturity securities, including 50% of the investment-grade redeemable preferred stocks with cumulative dividends.

We believe this asset allocation strategy allows us to appropriately assess the risks associated with these securities for capital purposes and is in line with the treatment by our regulators.

The following table shows the composition of our Group I and Group II securities:

	September 30, 2020		September 30, 2019		December 31, 2019
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$617.8	1.4%	$334.8	0.9%	$327.2	0.8%
Redeemable preferred stocks[1]	91.5	0.2	132.1	0.3	117.6	0.3
Nonredeemable preferred stocks	1,323.2	2.9	1,128.5	2.9	1,038.9	2.7
Common equities	3,459.8	7.5	3,165.1	8.2	3,306.3	8.4
Total Group I securities	5,492.3	12.0	4,760.5	12.3	4,790.0	12.2
Group II securities:
Other fixed maturities	35,604.2	77.8	32,345.8	83.9	32,665.5	83.2
Short-term investments	4,667.8	10.2	1,467.4	3.8	1,798.8	4.6
Total Group II securities	40,272.0	88.0	33,813.2	87.7	34,464.3	87.8
Total portfolio	$45,764.3	100.0%	$38,573.7	100.0%	$39,254.3	100.0%
1Includes non-investment-grade redeemable preferred stocks of $37.4 million and $40.2 million at September 30, 2019 and December 31, 2019, respectively; we held no non-investment-grade redeemable preferred stocks at September 30, 2020.
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

Unrealized Gains and Losses
As of September 30, 2020, our fixed-maturity portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,226.1 million, compared to $671.7 million and $459.4 million at September 30, 2019 and December 31, 2019, respectively. The changes from both September and December 2019, reflect decreasing interest rates, which resulted in valuation increases in all fixed-maturity sectors, most prominently in the U.S. Government, Municipal, and Corporate portfolios.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Holding Period Gains and Losses

The following table provides the gross and net holding period gain (loss) balance and activity during the nine months ended September 30, 2020:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Beginning of period
Hybrid fixed-maturity securities	$7.8	$0	$7.8
Equity securities	2,263.9	(15.5)	2,248.4
Balance at December 31, 2019	2,271.7	(15.5)	2,256.2
Year-to-date change in fair value
Hybrid fixed-maturity securities	(1.7)	(1.5)	(3.2)
Equity securities	129.4	(27.5)	101.9
Total holding period gains (losses) during the period	127.7	(29.0)	98.7
End of period
Hybrid fixed-maturity securities	6.1	(1.5)	4.6
Equity securities	2,393.3	(43.0)	2,350.3
Balance at September 30, 2020	$2,399.4	$(44.5)	$2,354.9

Changes in holding period gains (losses), similar to unrealized gains (losses) in our fixed-maturity portfolio, are the result of changes in market performance as well as sales of securities based on various portfolio management decisions.
Credit Allowance and Uncollectible Losses
Valuations in all fixed-maturity sectors have continued to improve following the heightened volatility at the end of the first quarter. At the end of the third quarter, we continued to expect that all securities in our portfolio will pay their principal and interest obligations. In determining not to record any allowance or write-off, we considered our expectation as well as how the market has improved since the end of the first quarter. See Critical Accounting Policies for additional discussion.
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
•Interest rate risk - our duration of 3.0 years at September 30, 2020, fell within our acceptable range of 1.5 to 5 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	September 30, 2020	September 30, 2019	December 31, 2019
1 year	26.5%	24.3%	23.9%
2 years	15.1	16.9	11.8
3 years	21.4	21.1	20.6
5 years	18.4	21.4	23.1
7 years	10.8	12.3	15.1
10 years	7.8	4.0	5.5
Total fixed-income portfolio	100.0%	100.0%	100.0%

•Credit risk - our credit quality rating of AA- was above our minimum threshold during the third quarter 2020. The credit quality distribution of the fixed-income portfolio was:

Rating	September 30, 2020	September 30, 2019	December 31, 2019
AAA	53.3%	60.9%	60.8%
AA	10.4	9.2	9.9
A	11.8	7.7	7.9
BBB	22.4	20.1	19.5
Non-investment grade/non-rated[1]
BB	1.6	1.5	1.4
B	0.3	0.4	0.3
CCC and lower	0	0	0
Non-rated	0.2	0.2	0.2
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 2.1% of the total fixed-income portfolio at September 30, 2020, compared to 1.8% at September 30, 2019 and 1.7% at December 31, 2019.

•Concentration risk - we did not have any investments in a single issuer, either overall or in the context of individual assets classes and sectors, that exceeded our thresholds during the third quarter 2020.
•Prepayment and extension risk - we did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the third quarter 2020.
•Liquidity risk - our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements.
◦The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $6.4 billion, or 23.5%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2020 and all of 2021. Cash from interest and dividend payments provides an additional source of recurring liquidity.
◦The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at September 30, 2020:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$721.6	0.6
One to two years	2,228.8	1.7
Two to three years	2,570.6	2.6
Three to five years	2,579.7	4.1
Five to seven years	1,264.3	5.6
Seven to ten years	838.8	8.4
Total U.S. Treasury Notes	$10,203.8	3.5

We currently view the market environment as very uncertain and believe the relatively conservative position of our investment portfolio continued to be appropriate.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities (ABS), which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)[1]
September 30, 2020
Residential mortgage-backed securities	$531.0	$5.6	4.9%	0.9	AA
Commercial mortgage-backed securities	6,053.6	89.2	56.1	2.9	AA
Other asset-backed securities	4,200.3	44.5	39.0	1.0	AA+
Total asset-backed securities	$10,784.9	$139.3	100.0%	2.1	AA
September 30, 2019
Residential mortgage-backed securities	$681.5	$4.0	6.8%	0.9	AA
Commercial mortgage-backed securities	4,639.0	91.1	46.7	2.2	AA
Other asset-backed securities	4,621.9	20.9	46.5	0.9	AAA-
Total asset-backed securities	$9,942.4	$116.0	100.0%	1.5	AA+
December 31, 2019
Residential mortgage-backed securities	$627.5	$2.5	5.8%	0.9	AA
Commercial mortgage-backed securities	5,076.2	55.5	46.6	2.0	AA
Other asset-backed securities	5,179.5	14.8	47.6	0.8	AAA-
Total asset-backed securities	$10,883.2	$72.8	100.0%	1.4	AA+
1 The credit quality ratings in the table above are assigned by NRSROs.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBSs, along with the loan classification and a comparison of the fair value at September 30, 2020, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at September 30, 2020)
($ in millions) Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$362.2	$1.9	$364.1	68.6%
AA	67.9	0.6	68.5	12.9
A	32.0	0	32.0	6.0
BBB	11.6	0	11.6	2.2
Non-investment grade/non-rated:
BB	1.2	0	1.2	0.2
B	14.6	0	14.6	2.7
CCC and lower	10.9	0	10.9	2.1
Non-rated	28.1	0	28.1	5.3
Total fair value	$528.5	$2.5	$531.0	100.0%
Increase (decrease) in value	1.0%	8.2%	1.1%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our RMBSs, $48.2 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $6.6 million, or 1.2% of our total RMBSs, are not rated by the NAIC and are classified as Group I.
2The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

In the residential mortgage-backed sector, our portfolio consists of deals that are backed by high credit quality borrowers or have strong structural protections through underlying loan collateralization. In our view, the risk/reward potential is currently lower in this portfolio relative to other comparable investments. We made some relatively small additions in the residential mortgage-backed sector in the third quarter of 2020.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBSs, along with a comparison of the fair value at September 30, 2020, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at September 30, 2020)
($ in millions) Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$433.4	$2,502.7	$2,936.1	48.5%
AA	27.7	1,548.4	1,576.1	26.0
A	32.1	814.4	846.5	14.0
BBB	33.9	630.5	664.4	11.0
Non-investment grade/non-rated:
BB	0	30.1	30.1	0.5
B	0.4	0	0.4	0
Total fair value	$527.5	$5,526.1	$6,053.6	100.0%
Increase (decrease) in value	2.8%	1.4%	1.5%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBSs, $1.2 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $29.3 million, or 0.5% of our total CMBSs are rated non-investment-grade and classified as Group I.

During the third quarter 2020, we were active in purchasing Single Asset/Single Borrower securities in both new issue and secondary markets, with a focus on new issue in the second half of the quarter as that market opened back up. Spreads generally tightened during the quarter, and we sold some of our AAA-rated floating securities into this market strength. Dispositions of assets were primarily composed of securities with lower coupons at par or near-par prices in contrast with the second quarter 2020, in which we focused on reviewing and disposing of securities that we believed had unique credits risks that were exacerbated during the pandemic and related downturn. We focused on adding assets in the high-quality office, industrial, and life sciences industries during the third quarter 2020.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABSs, along with a comparison of the fair value at September 30, 2020, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at September 30, 2020)
($ in millions) Rating	Automobile	Credit Card	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$1,606.0	$364.3	$247.9	$0	$927.7	$207.8	$3,353.7	79.8%
AA	132.1	0	29.7	0	101.4	10.0	273.2	6.5
A	37.8	0	10.2	0	118.4	54.7	221.1	5.3
BBB	2.5	0	0	349.8	0	0	352.3	8.4
Total fair value	$1,778.4	$364.3	$287.8	$349.8	$1,147.5	$272.5	$4,200.3	100.0%
Increase (decrease) in value	0.7%	0.8%	1.4%	1.7%	1.5%	0.8%	1.1%

As valuations across other asset classes were more attractive in the third quarter of 2020, our OABS portfolio offered less relative value. Due to amortization and scheduled paydowns, our OABS portfolio decreased throughout the quarter. We selectively added across the spectrum to our OABS portfolio, but we primarily focused on auto, equipment, credit card backed, and student loans.

MUNICIPAL SECURITIES
The following table details the credit quality rating of our municipal securities at September 30, 2020, without the benefit of credit or bond insurance:

Municipal Securities (at September 30, 2020)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$948.3	$575.4	$1,523.7
AA	653.4	1,667.2	2,320.6
A	0	683.9	683.9
BBB	0	1.6	1.6
Total	$1,601.7	$2,928.1	$4,529.8

Included in revenue bonds were $569.7 million of single-family housing revenue bonds issued by state housing finance agencies, of which $404.8 million were supported by individual mortgages held by the state housing finance agencies and $164.9 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae mortgages, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by the Federal Housing Administration, the U.S. Department of Veterans Affairs, or private mortgage insurance providers.

During the third quarter 2020, we continued to add high credit quality rated state general obligations, water and sewer, airport, and higher education revenue bonds. We also increased our focus on the taxable portion of the municipal market, based on our view that this sector would provide attractive returns to us, on a relative basis.
CORPORATE SECURITIES
The following table details the credit quality rating of our corporate securities at September 30, 2020:

Corporate Securities (at September 30, 2020)
(millions) Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$30.1	$0	$0	$0	$30.1
AA	217.6	0	0	203.1	26.2	0	8.2	455.1
A	830.6	169.0	233.2	1,081.4	286.5	102.5	67.3	2,770.5
BBB	2,534.5	1,612.9	173.5	1,282.2	364.0	44.0	763.3	6,774.4
Non-investment grade/non-rated:
BB	96.6	137.6	78.5	7.0	124.8	0	35.9	480.4
B	101.5	0	0	0	0	0	0	101.5
Total fair value	$3,780.8	$1,919.5	$485.2	$2,603.8	$801.5	$146.5	$874.7	$10,612.0

During the third quarter 2020, credit spreads became less attractive and we slightly decreased our allocation to corporate bonds. We sold some investment grade securities trading at high valuations and at the same time slightly increased our allocation to high yield bonds with relatively attractive risk/reward profiles. While our high yield allocation increased, it remained relatively small.

Overall, our corporate securities are a larger percentage of the fixed-income portfolio, compared to the end of 2019. At September 30, 2020, the portfolio was approximately 25% of our fixed-income portfolio, compared to approximately 20% at December 31, 2019. In addition, we lengthened duration during 2020, and ended the third quarter 2020 at 3.9 years, compared to 2.7 years at the end of 2019. This duration extension is primarily the result of our assessment that more attractive opportunities and wider spread levels existed in the corporate sector.

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
The table below shows the exposure break-down by sector and rating at September 30, 2020:

Preferred Stocks (at September 30, 2020)
	Financial Services
(millions) Rating	U.S. Banks	Foreign Banks	Insurance	Other	Industrials	Utilities	Total
A	$50.0	$0	$0	$9.4	$0	$0	$59.4
BBB	872.9	0	175.1	25.0	122.5	11.3	1,206.8
Non-investment grade/non-rated:
BB	21.0	99.5	0	0	20.6	40.7	181.8
B	0	0	0	5.0	0	0	5.0
Non-rated	0	0	0	38.1	15.1	0	53.2
Total fair value	$943.9	$99.5	$175.1	$77.5	$158.2	$52.0	$1,506.2
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
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of September 30, 2020, all of our preferred securities continued to pay their dividends in full and on time. Approximately 80% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.

Our preferred stock portfolio continued to produce positive returns during third quarter 2020 due to high levels of income and continued credit spread tightening.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	September 30, 2020		September 30, 2019		December 31, 2019
Indexed common stocks	$3,457.1	99.9%	$2,993.3	94.6%	$3,306.0	100.0%
Managed common stocks	0	0	171.5	5.4	0	0
Total common stocks	3,457.1	99.9	3,164.8	100.0	3,306.0	100.0
Other risk investments	2.7	0.1	0.3	0	0.3	0
Total common equities	$3,459.8	100.0%	$3,165.1	100.0%	$3,306.3	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the Russell 1000 Index. We held 924 out of 1,015, or 91%, of the common stocks comprising the index at September 30, 2020, which made up 96% of the total market capitalization of the index. At September 30, 2020, the year-to-date total return, based on GAAP income, was not within our targeted tracking error, which is +/- 50 basis points. The portfolio was rebalanced during the second quarter 2020, in an effort to reduce the variance to the targeted tracking error.

The common equity markets continued to be volatile during the third quarter, and our common stock portfolio reflected that market volatility. During the third quarter 2020, stock valuations increased and we ended the quarter with a year-to-date FTE total return on our common equity portfolio of 5.8%, which was an improvement from the (3.4)% return at June 30, 2020.

The other risk investments are limited partnership interests. During the third quarter 2020, we funded $2.4 million on a partnership investment and have an open funding commitment of $7.6 million at September 30, 2020, on this investment.

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
If we do not expect to hold the security to allow for a potential recovery of those expected losses, we will write-off the security to fair value and recognize a realized loss in the comprehensive income statement.
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
Based on an analysis of our fixed-maturity portfolio, we have determined our allowance for credit losses related to available-for-sale securities was not material to our financial condition or results of operations for the period ending September 30, 2020.
Reinsurance Recoverables
We routinely monitor changes in the credit quality and concentration risks of the reinsurers who are counter parties to our reinsurance recoverables. At September 30, 2020, approximately 75% of our reinsurance recoverables were held in several mandatory state pools, including the Michigan Catastrophic Claims Association, Florida Hurricane Catastrophe Fund, and North Carolina Reinsurance Facility, and in plans where we act as a servicing agent to state-mandated involuntary plans for commercial vehicles (Commercial Automobile Insurance Procedures/Plans) and as a participant in the “Write Your Own” program for federally regulated plans for flood (National Flood Insurance Program). All of these programs are governed by insurance regulations. The remaining balance of our recoverables are composed of voluntary external contractual arrangements that primarily relate to the Property business and to our transportation network company (TNC) business written by our Commercial Lines business. For these privately placed reinsurance arrangements, we regularly monitor reinsurer credit strength and analyze our reinsurance recoverable balances for expected credit losses at least quarterly, or more frequently if indicators of reinsurer credit deterioration, either individually or in aggregate, exists. For at-risk uncollateralized recoverable balances, we evaluate a number of reinsurer specific factors, including reinsurer credit quality rating, credit rating outlook, historical experience, reinsurer surplus, recoverable duration, and collateralization composition in respect to our net exposure (i.e., the reinsurance recoverable amount less premiums payable to the reinsurer, where the right to offset exists). Based on this assessment, reinsurers with credit risks will be individually subject to a credit default model, and an allowance for credit loss will be established, where warranted.
Based on the analysis of reinsurers, we have determined our allowance for credit losses related to our reinsurance recoverables was not material to our financial condition or results of operations for the period ending September 30, 2020.
Premium Receivables
We routinely monitor historical premium collections data for our premiums receivable balances, through actuarial analyses, to project the future recoverability of currently recorded receivables. See Note 1 – Basis of Presentation for a description of our process and a rollforward in the allowance account during the three and nine months ended September 30, 2020.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that certain statements in this report not based upon historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements often use words such as “estimate,” “expect,” “intend,” “plan,” “believe,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. Forward-looking statements are based on current expectations and projections about future events, and are subject to certain risks, assumptions and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to:

•our ability to underwrite and price risks accurately and to charge adequate rates to policyholders;
•our ability to establish accurate loss reserves;
•the impact of severe weather, other catastrophe events and climate change;
•the effectiveness of our reinsurance programs;
•the highly competitive nature of property-casualty insurance markets;
•whether we innovate effectively and respond to our competitors’ initiatives;
•whether we effectively manage complexity as we develop and deliver products and customer experiences;
•how intellectual property rights could affect our competitiveness and our business operations;
•whether we adjust claims accurately;
•our ability to maintain a recognized and trusted brand;
•our ability to attract, develop and retain talent and maintain appropriate staffing levels;
•compliance with complex laws and regulations;
•litigation challenging our business practices, and those of our competitors and other companies;
•the impacts of a security breach or other attack involving our computer systems or the systems of one or more of our vendors;
•the secure and uninterrupted operation of the facilities, systems, and business functions that are critical to our business;
•the success of our efforts to develop new products or enter into new areas of business and navigate related risks;
•our continued ability to send and accept electronic payments;
•the possible impairment of our goodwill or intangible assets;
•the performance of our fixed-income and equity investment portfolios;
•the potential elimination of, or change in, the London Interbank Offered Rate;
•our continued ability to access our cash accounts and/or convert securities into cash on favorable terms;
•the impact if one or more parties with which we enter into significant contracts or transact business fail to perform;
•legal restrictions on our insurance subsidiaries’ ability to pay dividends to The Progressive Corporation;
•limitations on our ability to pay dividends on our common shares under the terms of our outstanding preferred shares;
•our ability to obtain capital when necessary to support our business and potential growth;
•evaluations by credit rating and other rating agencies;
•the variable nature of our common share dividend policy;
•whether our investments in certain tax-advantaged projects generate the anticipated returns;
•the impact from not managing to short-term earnings expectations in light of our goal to maximize the long-term value of the enterprise;
•impacts from the outbreak of the novel coronavirus, or COVID-19, and the restrictions put in place to help slow and/or stop the spread of the virus; and
•other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission, including, without limitation, the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2019, and our Quarterly Report on Form 10-Q for the period ending March 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.0 years at September 30, 2020, 2.9 years at September 30, 2019, and 3.0 years at December 31, 2019. The weighted average beta of the equity portfolio was 1.02 at September 30, 2020 and 1.00 at both September 30, 2019 and December 31, 2019. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2020 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	427,495	$87.87	1,600,514	23,399,486
August	2,272	90.44	1,602,786	23,397,214
September	80,733	93.99	1,683,519	23,316,481
Total	510,500	$88.85

In May 2019, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity compensation awards, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the third quarter 2020, all repurchases were accomplished in conjunction with our incentive compensation awards or through the open market at the then-current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.
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

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	November 3, 2020	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document).	Filed herewith