Form 10-K
period 2020-12-31
PROGRESSIVE CORP/OH/
filed 2021-03-01
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common shares held by non-affiliates of the registrant at June 30, 2020: $46,424,173,990
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2021: 585,747,728

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021, and the Annual Report to Shareholders of The Progressive Corporation and subsidiaries for the year ended December 31, 2020, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

PART I

ITEM 1. BUSINESS
General Development of Business
The Progressive Corporation, an insurance holding company, has insurance and non-insurance subsidiaries and affiliates (reference in this Item to subsidiaries includes affiliates as well). Our insurance subsidiaries provide personal and commercial auto insurance, personal residential and commercial property insurance, general liability insurance, and other specialty property-casualty insurance and related services. Our non-insurance subsidiaries generally support our insurance and investment operations. We operate throughout the United States.
Description of Business
Organization
Our executive group oversees the business and corporate groups that support all areas of our organization and consists of the following:

Chief Executive Officer
•Chief Financial Officer	•Personal Lines President
•Chief Investment Officer	•Property General Manager
•Chief Human Resource Officer	•Commercial Lines President
•Chief Information Officer	•Claims President
•Chief Legal Officer	•Customer Relationship
•Chief Marketing Officer	Management President
•Chief Strategy Officer
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
Personal Lines
Our Personal Lines segment writes insurance for personal autos and recreational vehicles, which we refer to as our special lines products. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market, or customer group. As of December 31, 2020, we wrote personal auto insurance in all 50 states and the District of Columbia, and we wrote the majority of our special lines products in all 50 states. The Personal Lines business accounted for 82% of our total net premiums written in 2020, and 83% in both 2019 and 2018.
The Personal Lines segment consists of personal auto and special lines products.
•Personal auto insurance represented approximately 94% of our total Personal Lines net premiums written in 2020, 2019, and 2018. We ranked third in market share in the U.S. private passenger auto market for 2019, based on premiums written, and we believe we continued to hold that position for 2020. There are approximately 290 competitors in this market. Progressive and the other leading 16 private passenger auto insurers, each of which writes over $2.5 billion of premiums annually, comprise about 80% of this market. All industry data, including ranking and market share, based on premiums written, has been obtained directly from data reported by either SNL Financial or A.M. Best Company, Inc. (“A.M. Best”), or was estimated using A.M. Best data as the primary source.
•Special lines products, which include insurance for motorcycles, ATVs, RVs, watercraft, snowmobiles, and similar items, represented the remaining Personal Lines net premiums written for the years mentioned above. Due to the seasonal nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we have been the market share leader for the motorcycle product since 1998 and that we are one of the largest providers of specialty RV and boat insurance.

Our Personal Lines products are sold through both the Agency and Direct channels.
•The Agency business includes business written by our network of more than 40,000 independent insurance agencies located throughout the United States, including brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with our mandated procedures. The agents and brokers do not have authority to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business also writes insurance through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total net premiums written through the Agency channel represented 48% of our Personal Lines volume in 2020, 49% in 2019, and 50% in 2018.
•The Direct business includes business written directly by us on the Internet, through mobile devices, and over the phone. The total net premiums written by the Direct business represented 52% of our Personal Lines volume in 2020, 51% in 2019, and 50% in 2018.
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
We seek to refine our personal auto segmentation, underwriting models, and pricing over time, and we regularly elevate new product models. At any one time, we could have multiple product models in the marketplace as new versions are being rolled out from state to state. Such new product models generally introduce new risk variables intended to improve the accuracy of matching rate to risk, increase our competitiveness, or make our products more attractive to specific market segments, among other enhancements.
We continue to provide customers in both the Agency and Direct channels the opportunity to improve their auto insurance rates based on their personal driving behavior through Snapshot®, our usage-based insurance program. We offer Snapshot through our hardware-based version, which is available nationwide except for California, North Carolina, and Virginia due to the regulatory environment, as well as through our mobile-app version, which is available in 44 states and the District of Columbia. This mobile app is intended to improve the user experience while also reducing our monitoring costs. In addition to the personal benefits for our customers, the data collected via the mobile app affords us a unique perspective on mobile device usage, vehicle operations, and accidents. Our updated auto product models, discussed above, often also include Snapshot enhancements to improve its competitiveness and broaden its applicability.
Our Personal Lines business is focused on efforts to form deeper and longer-term relationships with our customers through our Destination Era strategy. Through this strategy, we seek to leverage Progressive Home, our Property business, as well as insurance and non-insurance products offered by unaffiliated third parties, to provide our customers access to a range of products addressing their diverse needs and, if the customer chooses, to “bundle” certain of the products together. Bundled products are an integral part of our consumer offerings and an important part of our strategic agenda. Customers who prefer to bundle represent a sizable segment of the insurance market, and our experience is that they tend to stay with us longer and generally have lower claims costs. Our Destination Era strategy involves a number of initiatives, including:
•In our Agency channel, we offer customers the opportunity to bundle our auto and Progressive Home offerings.
•To further drive bundling in the Agency channel, we offer the Platinum program to those select agents who have the appropriate customers for our bundled offering. This program combines our auto and home insurance with compensation, coordinated policy periods, single event deductible, and other features that meet the needs and desires that our agents have expressed. As of December 31, 2020, we had 3,976 Platinum agents.
•We offer independent agents an agency quoting system that makes it easier for them to bundle multiple policies with us. Our “Portfolio” quoting system reduces data entry, displays all available products eligible for bundled quotes, simplifies the comparative rater experience, and provides agents and their customers an overview of premium, bundle savings, and applied discounts to allow them to add or remove products with one click. Portfolio is available for all agents appointed to write new business in the 46 states and the District of Columbia where we offer Progressive Home products.
•In the Direct channel, we bundle Progressive auto with Progressive Home products in 45 states and the District of Columbia, as well as with homeowners and renters products provided by unaffiliated insurance carriers nationwide. We offer these bundles by providing a single destination to which consumers may come for both their auto and property insurance needs. In many cases, we may offer discounts to incentivize or reward this bundling.

•HomeQuote Explorer® (HQX) is our multi-carrier, direct-to-consumers online property offering. Through HQX, consumers are able to quickly and easily quote and compare homeowners insurance online from Progressive and other carriers. During 2020, we continued to expand the availability of the online buy button via HQX for Progressive Home shoppers, which was active in 23 states at year end, with plans to continue to expand over time.
•As we increase our penetration of the more complex, multi-product customers who are critical to our Destination Era success, we are further expanding the roster of products provided by unaffiliated companies that we make available through online and telephonic referrals and for which we receive commission or other compensation that are reported as service revenues. Our list of unaffiliated company products includes home security, home warranty, personal loans, and health, life, pet, and travel insurance.
•Our special lines products and umbrella insurance can be combined with any of the auto, home, or renters coverages that we offer, in either the Direct or Agency channel.
Commercial Lines
The Commercial Lines segment writes auto-related primary liability and physical damage insurance, and business-related general liability and property insurance, each predominately for small businesses. This business represented 13% of our total net premiums written in both 2020 and 2019, and 12% in 2018. The following discussion excludes transportation network company (TNC) business, unless otherwise noted.
We offer our auto products in 50 states and do not currently write our auto products in the District of Columbia. Our Commercial Lines auto customers insure approximately two vehicles on average. We continue to write about 90% of our Commercial Lines business through the agency channel.
There are approximately 335 competitors in the total U.S. commercial auto market. We primarily compete with about 50 other large companies/groups, each with over $200 million of commercial auto premiums written annually. These leading commercial auto insurers comprise about 80% of this market. Our Commercial Lines business ranked number one in the commercial auto insurance market for 2019 based on premiums written, and we believe that we continued to hold that position for 2020.
The Commercial Lines business operates in the following commercial auto business market targets:
•Business auto – autos, vans, pick-up trucks used by small businesses, such as retailing, farming, services, and private trucking, and for-hire livery (non-fleet (i.e., five or fewer vehicles) taxis, black-car services, and airport taxis),
•For-hire transportation – tractors, trailers, and straight trucks primarily used by regional general freight and expeditor-type businesses and long-haul operators,
•Contractor – vans, pick-up trucks, and dump trucks used by small businesses, such as artisans, heavy construction, and landscapers/snowplowers,
•For-hire specialty – dump trucks, log trucks, and garbage trucks used by dirt, sand and gravel, logging, and coal-type businesses, and
•Tow – tow trucks and wreckers used in towing services and gas/service station businesses.
As with our personal auto products, we regularly introduce new commercial auto product models designed to improve our pricing accuracy and competitiveness through improved segmentation, the use of additional risk variables, and other enhancements. New models are typically rolled out on a state-by-state basis and, as a result, we often have more than one product version in the marketplace at a time.
Similar to Snapshot in the personal auto business, the Commercial Lines business offers its customers usage-based insurance (UBI) options. Smart Haul®, is the UBI program that uses driving data from a motor carriers’ existing electronic logging device. Smart Haul allows owner operators and small fleets to earn discounts for agreeing to share their electronic logging device generated data with us. Snapshot ProView®, which was launched in 2020, is the UBI program for commercial auto customers without their own electronic logging device. Snapshot ProView allows customers to earn upfront discounts and provides value-add services, like fleet management and personalized tips to encourage safe driving. At year-end 2020, both programs were available in 45 states and we plan to expand to more states in 2021.

We offer general liability and property insurance through our business owners policy (BOP) insurance. This product is geared specifically to small businesses and is currently available to agents in 17 states, with plans to expand to additional states during 2021. We also continue to act as an agent for business customers to place BOP, general liability, professional liability, and workers’ compensation coverage through unaffiliated insurance carriers and are compensated through commissions, which are reported as service revenues. To further help our direct customers, we offer BusinessQuote Explorer® (BQX), a digital application that allows small business owners to obtain quotes for our BOP product and the products offered from a select group of unaffiliated carriers.
In addition, we provide commercial auto coverage in the TNC business to Uber Technologies subsidiaries in 13 states and to Lyft’s rideshare operations in 7 states and in the District of Columbia. TNC represented about 4% of our Commercial Lines net premiums written for 2020 and 7% for 2019. Premiums written in our TNC business are determined in part by estimating the number of miles to be driven over the life of the policy term (six or twelve months), on a policy-by-policy basis. These premium estimates are adjusted monthly based both on actual miles driven and an estimate of miles to be driven during the remaining policy term. During 2020, due to social distancing and other restrictions put in place to help stop the spread of the novel coronavirus, actual miles driven and new mileage forecasts decreased significantly from 2019 levels, resulting in the decrease in net premiums written in our TNC business.
Property
Our Property segment writes residential property insurance in 45 states and the District of Columbia, and renters insurance in 46 states and the District of Columbia, primarily in the independent agency channel and through select agents under our Platinum program to drive home and auto bundling. We also act as a participant in the “Write Your Own” program for the National Flood Insurance Program under which we write flood insurance in 45 states and the District of Columbia; 100% of this business is reinsured.
Our Property business represented about 5% of our total net premiums written in both 2020 and 2018, and 4% in 2019. We tend to see more business written during the second and third quarters of the year based on the cyclical nature of property sales. Losses also tend to be higher during the warmer weather months when storms are more prevalent. As a property insurer, we have exposure to losses from catastrophes, including hurricanes, and other severe storms. To help mitigate these risks, we enter into reinsurance arrangements. See the “Reinsurance” section below for further discussion of our reinsurance programs.
As one of the 15 largest homeowners carriers in the United States, we specialize in property insurance for homes, condos, manufactured homes, and renters, as well as personal umbrella insurance and primary and excess flood insurance. There are approximately 380 competitors in the homeowners insurance market nationwide and we compete with many of these companies. The top 15 carriers, each with over $1 billion of premiums written annually, comprise about 70% of the market.
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
We also have voluntary contractual arrangements that primarily relate to the Property business and to our TNC and BOP products written by our Commercial Lines business. The reinsurance program in our Property business is designed to reduce overall risk while, to the extent of coverage purchased, protecting capital from the costs associated with catastrophes and severe storms.
For the TNC business we have quota share reinsurance agreements and for our BOP products we have excess of loss reinsurance agreements (with certain BOP coverages having quota share agreements). Under each agreement, we cede a portion of premiums, losses, and loss adjustment expenses. Cession rates for our TNC business vary by state. A portion of the reinsurance is written through reinsurers that are owned by the TNC companies, and these recoverables are collateralized at a target of over 100%. The remaining portion of reinsurance for the TNC business is written by a panel of third-party reinsurers, which are rated “A” or better by A.M. Best.

Our Property business has occurrence excess of loss reinsurance and, new for 2020, an aggregate excess of loss program. The occurrence excess of loss program supports the goal of maintaining adequate capital while sustaining at least two one-in-one hundred year events in a single contract period. It contains several layers: privately-placed reinsurance, a catastrophe bond, and coverage obtained through the Florida Hurricane Catastrophe Fund, among other arrangements. The program includes layers that are purchased for multi-year periods, and layers as to which we have prepaid premiums for reinstatement of coverage after the first covered event to ensure coverage for the second event. Under the current program, we are responsible for the first $80 million of losses and allocated loss adjustment expenses (ALAE) from each event. We may be responsible for additional losses if we experience more than two such events or if claims incurred exceed the maximum limits of the reinsurance coverage that is then in place. Coverage limits for a first event in Florida would be $1.95 billion, while coverage for a first event outside of Florida would be $1.55 billion; coverage for a second event (and, potentially, for subsequent covered events) would depend on a number of factors, including the severity and location of the earlier events in the contract period. We expect that in mid-2021 our retention threshold for this program will increase to at least $100 million and that the maximum coverage limits may also be increased, subject to our ongoing negotiations with reinsurers.
Included in the 2020 occurrence excess of loss program is $200 million of reinsurance coverage provided through a catastrophe bond transaction that replaced a similar bond that expired on December 31, 2019. The bond provides reinsurance coverage in the event that a single catastrophe event in Florida exceeds the $1.55 billion in coverage, while coverage for a single catastrophe event outside of Florida would be $1.15 billion, provided by our occurrence catastrophe reinsurance program. Effective June 1, 2021, we have an additional $200 million catastrophe bond that expands our coverage.
In addition, during 2020, we had a property catastrophe aggregate excess of loss program. This agreement contains two layers, each with a retention threshold of $375 million. The first layer provides $130 million of coverage for catastrophe losses and ALAE, except those from named storms (both hurricanes and tropical storms). The second layer provides $70 million for our retained losses and ALAE from both named and non-named storms. The first layer does not have to be exhausted before the second layer can be applied.
On January 1, 2021, we entered into a new aggregate excess of loss program with three layers. The first layer has a retention threshold of $475 million and provides $75 million of coverage for catastrophe losses and ALAE, except those from named storms (both hurricanes and tropical storms). The second layer has a retention threshold of $550 million and provides $50 million of coverage on losses and ALAE from both named and non-named storms. The third layer has a retention threshold of $600 million and provides $100 million of coverage, which includes $95 million under the catastrophe bond, on losses and ALAE from both named and non-named storms to the extent losses are in excess of the coverages provided under the first two layers. Each layer is subject to a per occurrence $2 million deductible before each loss could be considered for aggregate retention, and each event is subject to a $98 million coverage cap. The first layer does not have to be exhausted before the second or third layer can be applied; however, the second layer must be exhausted before the third layer can be applied.
For example, under the 2021 aggregate excess of loss program, if we incurred aggregate non-named catastrophe losses and ALAE (in excess of the $2 million deductible on each loss) of $450 million and named storm losses of $150 million, we would have no reinsurance coverage under the first layer since the non-named catastrophe losses did not exceed the retention threshold; however, we would recognize a reinsurance recoverable of $50 million under the second layer, representing the amount our total losses of $600 million ($450 million of non-named and $150 million of named catastrophe losses) exceeded the $550 million retention threshold.
For accident years 2017 to 2019, we have aggregate stop-loss reinsurance agreements (ASL), with substantially the same terms from year to year. These agreements cover accident year Property losses and certain ALAE except those from named storms (both hurricanes and tropical storms) and liability claims, for business written by ARX subsidiaries that write Property business. As such, these agreements provide protection for losses and ALAE incurred by our Property business in the ordinary course, including those resulting from other significant severe weather events, such as hail, tornadoes, etc. These agreements provide $200 million of coverage to the extent that the net loss and ALAE ratio for the full accident year exceeds 63%. The ASL reduced the likelihood that we would experience a net underwriting loss for reasons other than named storms and liability claims. The ASL agreement for 2019 accident year losses has substantially the same terms as those discussed above for the 2017 and 2018 agreements with the exception that the 2019 ASL also covers an additional $100 million of retained losses and ALAE from named storms.
The reinsurance programs in our Property business are with unaffiliated reinsurance companies, most of which are rated “A” or better by A.M. Best.

Claims
Our employees handle our Personal and Commercial Lines claims from claims offices located throughout the United States, supported by centralized functions at our corporate offices and a nationwide network of just over 2,500 third-party repair shops. For our Property business, we manage a majority of our claims through a network of independent claims field adjusters with internal claims representatives managing the overall claims process. As of December 31, 2020, we employed about 550 internal Property claim representatives and about 140 staff field adjusters; we plan to continue to increase our internal claims staff in 2021.
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
In addition, there has been a proliferation of patents related to new ways in which technologies can affect competitive positions in the insurance industry. Some of our competitors have many more patents than we do. Some of the patents we currently hold include a usage-based insurance patent (expiring in 2024 or after), two patents for the system we use for securing e-signature transactions (expiring in 2025 or after), two U.S. patents on the Name Your Price® functionality on our website (expiring in 2028 or after), three multi-product quoting patents (expiring in 2032 or after), two patents for our implementation of a mobile insurance platform and architecture (expiring in 2032 or after), a patent on our system of providing customized insurance quotes based on a user’s price and/or coverage preferences (expiring in 2033 or after), two patents for our loyalty call routing system (expiring in 2033 or after), a patent for a multivariate predictive system that processes usage-based data (expiring in 2035 or after), and three patents for the implementation of chatbots in online quoting and servicing (expiring in 2038 and 2039 or after).
We have a substantial amount of “know-how” developed from years of experience with usage-based insurance, and from analyzing the data from over 35 billion driving miles derived from our usage-based devices and our mobile app. We believe this intellectual property provides us with a competitive advantage in the usage-based insurance market.
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

Insurance Regulation
Our insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of our insurance subsidiaries is licensed and subject to regulation in each of the 50 states and the District of Columbia. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. Our insurance subsidiaries are domiciled in the states of California, Delaware, Florida, Illinois, Indiana, Louisiana, Michigan, New Jersey, New York, Ohio, Texas, and Wisconsin. In addition, California and Florida treat certain of our subsidiaries as domestic insurers for certain purposes under their “commercial domicile” laws. We also have a subsidiary that writes excess and surplus lines; these activities do not require a license but are regulated.
State insurance laws impose numerous requirements, conditions, and limitations on the operations of insurance companies. Insurance departments have broad regulatory powers relating to those operations. Regulated areas include, among others:
•Licensing of insurers and agents
•Capital and surplus requirements
•Statutory accounting principles specific to insurance companies and the content of required financial and other reports
•Requirements for establishing insurance reserves
•Investments
•Acquisitions of insurers and transactions between insurers and their affiliates
•Limitations on rates of return or profitability
•Rating criteria, rate levels, and rate changes
•Insolvencies of insurance companies
•Assigned risk programs
•Authority to exit a business, and
•Numerous requirements relating to other areas of insurance operations, including: required coverages, policy forms, underwriting standards, and claims handling.
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
Insurance departments establish and monitor compliance with capital and surplus requirements. Although the ratio of written premiums to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write historically have been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1 for property and casualty insurance, which is the target for our vehicle businesses; our Property business maintains a lower premiums-to-surplus ratio. Thus, the amount of an insurer’s statutory surplus, in certain cases, may limit its ability to grow its business. At year-end 2020, we had net premiums written of $40.6 billion and statutory surplus of $15.2 billion. The combined premiums-to-surplus ratio for all of our insurance companies was 2.7 to 1. In addition, as of December 31, 2020, we had access to $6.2 billion of securities held in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth or for other purposes. In January 2021, we used the proceeds from the sale of $2.7 billion of these securities to pay our common share dividends.
The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to identify and take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is determined by a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. At December 31, 2020, our RBC ratios were in excess of minimum requirements.
Insurance companies are generally required to file detailed annual and other reports with the insurance department of each jurisdiction in which they conduct business. These reports include:
•the insurer’s financial statements under statutory accounting principles,
•details concerning claims reserves held by the insurer,
•specific investments held by the insurer, and

•numerous other disclosures about the insurer’s financial condition and operations.
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
Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment products or to respond to perceived investment risks, while others reflect concerns about consumer privacy, insurance availability, prices, allegations of unfair-discriminatory pricing, underwriting practices, and solvency. In recent years, legislation, regulatory measures, and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, cybersecurity, use of credit and other information in underwriting and rating, insurance rate development, rate of return limitations, and the ability of insurers to cancel or non-renew insurance policies. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Federal Insurance Office is required to collect information about the insurance industry and monitor the industry for systemic risk.
Investments
Our investment portfolio, which had a fair value of $47.5 billion at December 31, 2020, compared to $39.3 billion at December 31, 2019, consists of fixed-maturity securities, short-term investments, and equity securities (nonredeemable preferred stocks and common equity securities). Our fixed-maturity securities, short-term investments, and nonredeemable preferred stocks are collectively referred to as fixed-income securities. Our principal investment goals are to manage our portfolio on a total return basis to support all of the insurance premiums that we can profitably write and contribute to our comprehensive income. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities.
Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. For securities related to our investment portfolios, total investment income includes interest and dividends, net realized gains (losses) on securities sold, and net holding period gains (losses) on securities, which for 2020 and 2019 was composed primarily of valuation changes on equity securities. Total investment income, before expenses and taxes, was $2,566.6 million in 2020, compared to $2,134.5 million in 2019, and $483.3 million in 2018. For our investment portfolio, on a pretax total return basis (i.e., total investment income plus changes in net unrealized gains (losses)), investment income was $3,313.8 million, $2,728.1 million, and $357.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. Outside of our investment portfolio, but reported in impairment losses in the consolidated statements of comprehensive income, were $63.3 million and $68.3 million of other-than-temporary impairment losses resulting from renewable energy tax credit investments during 2019 and 2018, respectively; no other-than-temporary impairment losses were recognized in 2020. For more detailed discussion of our investment portfolio, see Note 2 – Investments, Note 3 – Fair Value, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.
Service Businesses
Our service businesses, which represent less than 1% of our total revenues and do not have a material effect on our overall operations, primarily include:
•Commercial Automobile Insurance Procedures/Plans (CAIP) – We are the only servicing carrier on a nationwide basis for CAIP plans, which are state-supervised plans servicing the involuntary market in 43 states and the District of Columbia. As a service provider, we provide policy issuance and claims adjusting services and collect fee revenue. Reimbursements to us from the CAIP plans are required by state laws and regulations, subject to contractual service standards. Our current CAIP service contract, administered through the Automobile Insurance Plan Services Office, will expire in 2022. We currently do not intend to renew this contract. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations, or cash flows.
•Commission-based businesses – We act as an agent for other insurance companies. We offer home, condominium, and renters insurance, among other products, written by unaffiliated insurance companies in the continental United States in the direct channel. We also offer our customers the ability to package their commercial auto coverage with other commercial coverages that are written by unaffiliated insurance companies. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
Liability for Property-Casualty Losses and Loss Adjustment Expenses
The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE), which include ALAE and defense and cost containment expenses, of our insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves, or IBNR) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors.
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
Human Capital
We believe that our people and our culture are our greatest competitive advantage, and that having the right people working together in the right way is critical to driving our results, building our enduring business, and creating long-term shareholder value. Our culture is deeply rooted in our Core Values (Integrity, Golden Rule, Excellence, Objectives, and Profit) and is the foundation upon which we have designed our strategies to attract, retain, and motivate highly qualified employees. These include talent acquisition, diversity and inclusion, employee engagement, development and retention, competitive pay and benefits, and for 2020, our pandemic response. As of December 31, 2020, we had 43,326 employees.
Diversity and Inclusion (D&I)
Diversity and inclusion are fundamental to our success. Our commitment to diversity starts at the top with our highly skilled and diverse Board of Directors. We are one of the few large public companies with both a female CEO and a female independent Board Chairperson. Our D&I efforts are overseen by our Board’s Compensation Committee, and those efforts are implemented at all levels of the organization.

We seek to maintain a fair and inclusive work environment to have our employees reflect the customers we serve and our leaders reflect the people they lead. We publish employee and manager demographic information on our website and update this on an annual basis. We support D&I awareness among our employees through formal training sessions and workshops focused on building our cultural competency and addressing difficult topics such as racial inequality, microinequities, and privilege. We also have nine employee resource groups (African American Network, Asian American Network, Disabilities Awareness Network, Latin American Networking Association, LGBTQ+ Network, Military Network, Network of Empowered Women, Parent Connection and Young Professionals Network) intended to build a community for our employees with common backgrounds, life experiences, and professional challenges. We leverage our extensive contemporary art collection to spark conversations about our culture, innovation, ethical obligations, and respecting our differences.
Employee Acquisition, Retention, Engagement and Development
Our culture and success have enabled us to attract and retain highly talented people from a diverse marketplace. We employ expansive recruiting practices to ensure we have qualified and deep candidate pools and are attracting candidates from both established and new sources. We hired more than 5,500 new employees in 2020, representing about 3.5% of the total applicants for a job at Progressive.
We understand that engaged employees are more productive, provide better service to our customers and are more likely to stay with Progressive. Each year, we survey our people to measure their engagement. We use the results along with other feedback to evaluate our human capital strategies and the health of our culture.
Our formal performance evaluation process is focused on coaching and development, which we believe encourages greater engagement in our business and improved individual performance. Moreover, we actively foster a learning culture and offer several leadership development programs, including our Multicultural Leadership Development Program. Formal training, which covers a broad swath of competencies and skills, is available for both new and tenured employees, and for both individual contributors and leaders.
Promoting from within is a key part of our strategy. Many of our leaders, including current executive team members, joined Progressive in a junior position and advanced to significant leadership positions within the organization. In 2020, we filled approximately 78% of our open jobs above the entry level by promoting our own talent, including just under 900 manager positions.
Our annualized employee retention rate for 2020 was 91% and, as of December 31, 2020, just under 15,000 of our employees had more than 10 years of tenure at the company.
Ethics and Compliance
Our Core Values are the foundation for our Code of Business Conduct and Ethics, which provides clear expectations for all our people and confirms our commitment to high ethical standards and compliance with legal requirements. We provide ethics training, as well as regular communications, video series, and outside speakers presenting themes such as Courage at our Core and Dare to Disagree, to emphasize our commitment to our ethical and legal responsibilities. Additionally, we have an “open door” policy that empowers every employee to reach out to any manager or any HR representative when they have a question or a concern or they want to share an idea. We also provide a confidential Alertline that is available for employees and others who want to raise a concern anonymously. We encourage our people to speak up, and when they do, we review their concerns, take remedial action where appropriate and do not discriminate or retaliate against them for reporting any concern to us in good faith.
Competitive Pay and Benefits
We seek to provide competitive pay through a combination of fixed and variable compensation. We publish internally the salary range and annual cash incentive target for each of our positions, as well as our assessment of the median pay in the market for comparable jobs. All Progressive people participate in our annual Gainshare bonus program, which measures the growth and profitability of our insurance businesses. We believe Gainshare contributes to the cooperative and collaborative way we work together and, in part, defines our culture. Our executives and other senior leaders also receive compensation in the form of equity awards, which we believe supports a strong pay-for-performance linkage and further aligns their interests with those of our shareholders. We monitor pay equity among employees with similar performance, experience, and job responsibilities, and publish the results annually on our website.
Our employee benefits are intended to be competitive and to support the needs of our people and their families. We invest in the physical, emotional and financial health of Progressive people by providing a broad range of benefits, including: medical, prescription drug, dental, and vison benefits; a 401(k) plan with up to a 6% company match; life insurance; long- and short-term disability insurance; and paid parental leave. We also support flexible work arrangements and paid time off to help our people balance their work and personal lives.

COVID Responses
We took a number of steps during 2020 to support our people during the pandemic. For the health and safety of our employees, we quickly moved as many employees as possible to work from home and implemented additional cleaning and physical distancing protocols at our offices. Recognizing the economic challenges faced by some of our people, we also made advances on Gainshare bonus payments to most of our employees (but not our executives or other senior leaders). We established an employee relief fund to help our people dealing with financial difficulties and provided additional paid time off to employees who needed to care for themselves or family members. We also used various health and wellness communications, events, and activities to address the related anxiety and mental health stress our people may have experienced as a result of the pandemic.
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

ITEM 1A. RISK FACTORS
I. Summary

Our business involves various risks and uncertainties, certain of which are discussed in this section. Management divides these risks into five broad categories in assessing how they may affect our financial condition, cash flows, and results of operations, as well as our ability to achieve our business objectives. Our risk categories include:

•Insurance Risks - risks associated with assuming, or indemnifying for, the losses or liabilities incurred by policyholders
•Operating Risks - risks stemming from external or internal events or circumstances that directly or indirectly may affect our insurance operations
•Market Risks - risks that may cause changes in the value of assets held in our investment portfolios
•Liquidity Risk - risk that our financial condition will be adversely affected by the inability to meet our short-term cash, collateral, or other financial obligations, and
•Credit and Other Financial Risks - risks that the other party to a transaction will fail to perform according to the terms of a contract, or that we will be unable to satisfy our obligations when due or obtain capital when necessary.

We have also included a “General” section in the discussion below.

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

II. Insurance Risks

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
Pricing involves the acquisition and analysis of historical data regarding vehicle accidents, other insured events, and associated losses, and the projection of future trends for such accidents and events, loss costs, expenses, and inflation, among other factors, for each of our products in multiple risk tiers and many different markets. Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•the availability of sufficient, reliable data
•our ability to conduct a complete and accurate analysis of available data
•uncertainties inherent in estimates and assumptions, generally
•our ability to timely recognize changes in trends and to predict both the severity and frequency of future losses with reasonable accuracy
•our ability to predict changes in operating expenses with reasonable accuracy
•our ability to reflect changes in reinsurance costs in a timely manner
•the development, selection, and application of appropriate rating formulae or other pricing methodologies
•our ability to innovate with new pricing strategies and the success of those strategies
•our ability to implement rate changes and obtain any required regulatory approvals on a timely basis
•our ability to predict policyholder retention accurately
•unanticipated court decisions, legislation, or regulatory actions
•the frequency, severity, duration, and geographic location and scope of catastrophe events
•our ability to understand the impact of ongoing changes in our claim settlement practices
•changing vehicle usage and driving patterns, which may be influenced by oil and gas prices among other factors, changes in residential occupancy patterns, and the emerging sharing economy
•advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or partially autonomous vehicles
•unexpected changes in the medical sector of the economy, including medical costs and systemic changes resulting from national or state health care laws or regulations
•unforeseen disruptive technologies and events
•the ability to understand the risk profile of significant customers, such as transportation network companies, and
•unanticipated changes in auto repair costs, auto parts prices, used car prices, or construction requirements or labor and materials costs, or the imposition and impacts of tariffs.

We are seeing various legislative and regulatory challenges, political initiatives, and other societal pressures that seek to limit or prohibit the use of specific rating factors in insurance policy pricing. In our view, such efforts may undermine the effectiveness of risk-based pricing. If we are unable to use rating factors that we believe are highly predictive of risk, we may not be able to as accurately match insurance rates to the applicable risks, which may significantly adversely impact our insurance operating results.

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
Our financial statements include loss reserves, which represent our best estimate as of the date of the financial statements of the amounts that our insurance subsidiaries ultimately will pay on claims that have been incurred, and the related costs of adjusting those claims. There is inherent uncertainty in the process of establishing property and casualty insurance loss reserves, which can arise from a number of factors, including:

•the availability of sufficient, reliable data
•the difficulty in predicting the rate and direction of changes in frequency and severity trends, including the effects of future inflation rates, for multiple products in multiple markets
•unexpected changes in medical costs, auto repair costs, or the costs of construction labor and materials, and the imposition and impacts of tariffs
•unanticipated changes in governing statutes and regulations
•new or changing interpretations of insurance policy provisions and coverage-related issues by courts
•the effects of changes in our claims settlement practices
•our ability to recognize fraudulent or inflated claims
•the accuracy of our estimates regarding claims that have been incurred but not recorded as of the date of the financial statements
•the accuracy and adequacy of actuarial techniques and databases used in estimating loss reserves, and
•the accuracy and timeliness of our estimates of loss and loss adjustment expenses as determined for different categories of claims.

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
Our insurance operating results have periodically been, and in the future could be, materially adversely affected by natural events, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, or by other events, such as explosions, terrorist attacks, cyber attacks, epidemics, pandemics, riots, and hazardous material releases. The frequency, severity, duration, and geographic location and scope of such events are inherently unpredictable. Moreover, changing climate conditions, whether due to global climate change or other causes, may increase how often severe weather events and other natural disasters occur, how long they last, and how much insured damage they cause, and may change where the events occur. Catastrophe losses have in the past, and may in the future, adversely affect the results of our Property segment more than they affect the results of our other businesses.

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
Our Property business relies on reinsurance contracts, state reinsurance funding, and catastrophe bonds (collectively, “reinsurance arrangements”) to reduce its exposure to certain catastrophe events. We also use reinsurance contracts to reinsure portions of our Commercial Lines businesses, including our business owners’ policies and the transportation network company business, and our umbrella insurance business. Reinsurance arrangements are often subject to a threshold below which reinsurance does not apply, so that we are responsible for all losses below the threshold from a covered event, and to an aggregate dollar coverage limit, so that our claims liabilities arising from a covered event may exceed our reinsurance coverage. In addition, although the reinsurer is liable to us to the extent of the reinsurance coverage, we remain liable under our policies to the insured as the direct insurer on all risks reinsured. As a result, we are subject to the risk that reinsurers will be unable to pay, or will dispute, our reinsurance claims. Further, the availability and cost of reinsurance are subject to prevailing reinsurance market conditions, which have been and in the future could be impacted by the occurrence of significant reinsured events, such as catastrophes. We may not be able to obtain reinsurance coverage in the future at commercially reasonable rates or at all. The unavailability and/or cost of reinsurance could adversely affect our business volume, profitability, or financial condition.

III. Operating Risks

We compete in property and casualty insurance markets that are highly competitive.
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
Our ability to develop and implement innovative products and services that are accepted and valued by our customers and independent agents is critical to maintaining and enhancing our competitive position. Innovations must be implemented in compliance with applicable insurance regulations and may require extensive modifications to our systems and processes and extensive coordination with and reliance on the systems of third parties. As a result, if we do not handle these transitions effectively and bring such innovations to market with the requisite speed and agility, the quality of our products, our relationships with our customers and agents, and our business prospects, may be materially adversely affected. In addition, innovations by competitors or other market participants may increase the level of competition in the industry. If we fail to respond appropriately to those innovations on a timely basis, our competitive position and results may be materially adversely affected.

We must effectively manage complexity as we develop and deliver high-quality products and customer experiences.
Ongoing competitive, technological, regulatory, informational, and other developments result in significant levels of complexity in our products and in the systems and processes we use to run our businesses. These risks include our increasing reliance on third-party systems including “cloud computing” environments and applications, the development of new modes of communication, changing insurance shopping trends, our understanding of the operations and needs of significant customers, and the availability of very large volumes of data (i.e., Big Data) and the challenges relating to analyzing those data sets. Complexity may, among other potential difficulties: create barriers to innovation or the provision of high-quality products and customer and agent experiences with the speed and agility that may be required; require us to modify our business practices, adopt new systems, or upgrade or replace outdated systems, each at significant expense; and lead to increased difficulty in executing our business strategies.

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

Our brand also could be adversely affected by situations that reflect negatively on us, whether due to our business practices, adverse financial developments, perceptions of our corporate governance or how we address environmental or social responsibility initiatives, the conduct of our officers, directors, or employees, the actions of a significant customer or other businesses with which we do business, including unaffiliated insurers whose products we offer or make available to our customers, or other causes. The negative impacts of these or other events may be aggravated as consumers and other stakeholders increase or change their expectations regarding the conduct of large public companies, sustainability efforts, and corporate responsibility. These impacts may be further complicated such that perceptions are formed through rapid and broad interactions using modern communication and social media tools over which we have no control. Any such event could decrease demand for our products, reduce our ability to recruit and retain employees, and lead to greater regulatory scrutiny of our businesses.

Our ability to attract, develop, and retain talent, including employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.
Our success depends on our ability to attract, develop, compensate, motivate, and retain talented employees, including executives, other key managers, and employees with strong technological, analytical, and other skills and know-how necessary for us to run our vehicle and property insurance businesses and assess potential expansion into new products and business areas. Our loss of certain officers and key employees, or the failure to attract or retain talented executives, managers, and employees with diverse backgrounds and experiences, could have a material adverse effect on our business. To the extent other U.S. companies are or become more willing to allow job functions to be performed remotely, it could undermine our ability to attract and retain talent with needed skills and experiences.

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

In addition, data privacy and security regulations impose complex compliance and reporting requirements and challenges. For example, the California Consumer Privacy Act, which was passed by a consumer initiative in 2018, was amended in 2020 to afford California residents additional rights. Compliance with this new legislation will be challenging and is expected to require further modifications to our business systems and operations, with a January 1, 2023 effective date. Other states have enacted or are considering privacy and security legislation or regulations. Each state’s unique requirements, and the variations across the states, present further ongoing compliance challenges. Compliance with these laws and regulations will result in increased costs, which may be substantial and may adversely affect our profitability or our ability or desire to grow or operate our business in certain jurisdictions.

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
Our business requires that we develop and maintain large and complex computer systems, and that we rely on third-party systems and applications, to run our operations and to store the significant volume of data that we acquire, including the personal confidential information of our customers and employees and our intellectual property, trade secrets, and other sensitive business and financial information. All of these systems are subject to “cyber attacks” by sophisticated third parties with substantial computing resources and capabilities, and to unauthorized or illegitimate actions by employees, consultants, agents, and other persons with legitimate access to our systems. Such attacks or actions may include attempts to:

•steal, corrupt, or destroy data, including our intellectual property, financial data, or the personal information of our customers or employees
•misappropriate funds or extract ransom payments
•disrupt or shut down our systems
•deny customers, agents, brokers, or others access to our systems, or
•infect our systems with viruses or malware.

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

We undertake substantial efforts to protect our systems and sensitive or confidential information. These efforts include internal processes and technological defenses that are preventative or detective, and other controls designed to provide multiple layers of security protection. In addition, we seek to protect the security and confidentiality of information provided to our vendors under cloud computing or other arrangements through appropriate risk evaluation, security and financial due diligence, contracts designed to require high security and confidentiality standards, and review of third-party compliance with the required standards. While we expend significant resources on these defensive measures, our systems are being threatened on a regular basis. We have experienced minor incidents in the past, and there can be no assurance that we will be successful in preventing future attacks or detecting and stopping them once they have begun.

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

Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted manner, necessary business functions. The shut-down or unavailability of one or more of our systems or facilities, or the inability of large numbers of our employees to communicate in our current work-from-home environment, for any reason could significantly impair our ability to perform critical business functions on a timely basis. In addition, many of our critical business systems interface with and depend on third-party systems; an interruption of service from a third-party system for any reason could significantly impair our ability to perform critical business functions. If sustained or repeated, and if an alternate system, process, or vendor is not immediately available to us, such events could result in a deterioration of our ability to write and process policies, provide customer service, resolve claims in a timely manner, make payments when required, or perform other necessary business functions. Any such event could have a material adverse effect on our financial results and business prospects, as well as cause damage to our brand and customer goodwill.

Efforts to develop new products or enter new areas of business may not be successful and may create enhanced risks.
We are developing, and may develop or acquire in the future, new insurance products, including those that insure risks that we have not previously insured, contain new coverages, or change coverage terms, as well as new non-insurance products and services. These new products and services may not be as profitable as our existing products and may not perform as well as we expect. In addition, new insurance products may entail new risks for us, including, without limitation, higher coverage limits and unfamiliar pricing, claims resolution, and loss reserving practices. Other new products and services may likewise change our risk exposures. The business systems, data, and models we use to manage those exposures may be less accurate or less effective than those we use with existing products.

We are evaluating other business models, both insurance and non-insurance related, and we have made, and are considering making additional investments, in different business areas. These activities may take the form of internal development, equity investments, targeted mergers or acquisitions, joint ventures, or strategic partnerships. These new ventures may require us to make significant expenditures, which may negatively impact our results in the near term, and if not successful, could materially and adversely affect our results of operations. While at the onset of the venture we would expect these projects to provide long-term value, there can be no assurance that our expectations will be realized.

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

IV. Market Risks

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
Our investment portfolio consists principally of fixed-income securities and common equities. General economic conditions and other factors beyond our control can adversely affect the value of our investments and the amount and realization of investment income, or result in realized or unrealized investment losses. Our fixed-income portfolio is actively managed by our investment group and includes short-term investments, fixed-maturity securities, and preferred stocks. The performance of the fixed-income portfolio is subject to a number of risks, including:

•Interest rate risk - the risk of adverse changes in the value of fixed-income securities as a result of increases in market interest rates.
•Investment credit risk - the risk that the value of certain investments may decrease due to a deterioration in the financial condition, operating performance or business prospects of, or the liquidity available to, one or more issuers of those securities or, in the case of asset-backed securities, due to the deterioration of the loans or other assets that underlie the securities.
•Concentration risk - the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors, or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition or performance of, or outlook for, those issuers, sectors, or industries.

•Prepayment or extension risk - applicable to certain securities in the portfolio, such as residential mortgage-backed securities and other bonds with call provisions, prepayment risk is the risk that, as interest rates change, the principal of such securities may be repaid earlier than anticipated, requiring that we reinvest the proceeds at less attractive rates. Extension risk is the risk that a security may not be redeemed when anticipated, adversely affecting the value of the security and preventing the reinvestment of the principal at higher market rates.
•Liquidity risk - discussed separately below.

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

Our common equity portfolio is primarily managed externally to track the Russell 1000 Index, although from time to time we may choose to add exchange traded funds or similar securities designed to track the Russell 1000 or the Standard & Poor’s 500 (“S&P 500”) Index. Our equity investment strategies may not successfully replicate the performance of the Indexes that they seek to track. Our equity investments are also subject to general movements in the values of equity markets and to the changes in the prices of the securities we hold. An investment portfolio or exchange traded fund that is designed to track an index, such as the Russell 1000 or S&P 500, is not necessarily less risky than other equity investment strategies. Equity markets, sectors, industries, and individual securities may be subject to high volatility and to long periods of depressed or declining valuations, and they are also subject to most of the same risks that affect our fixed-income portfolio, as discussed above. In addition, even though the Russell 1000 and S&P 500 Indexes are generally considered to be broadly diversified, significant portions of each index may be concentrated in one or more sectors, reducing our ability to manage our concentration risk through sector diversification.

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

Certain investors and activists have increasingly pressured companies to invest only in companies or industries that they believe to be acceptable or socially responsible, as determined by them or third-party ratings or reviews, and some insurance regulatory authorities have indicated an interest in limiting insurance company investments in generally similar ways. It is possible that such investment limitations, if required or selected by us, will result in investment returns that could be lower than returns from other available investment opportunities.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report for additional discussion of the composition of our investment portfolio as of December 31, 2020, and of the market risks associated with our investment portfolio.

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

V. Liquidity Risk

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

VI. Credit and Other Financial Risks

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
The Progressive Corporation is a holding company with no business operations of its own. Consequently, if its subsidiaries are unable to pay dividends or make other distributions, or are able to pay only limited amounts, The Progressive Corporation may be unable to make payments on its indebtedness, make capital contributions to or otherwise fund its subsidiaries or affiliates, pay dividends to its shareholders, or meet its other obligations. Each insurance subsidiary’s ability to pay dividends may be limited by one or more of the following factors:

•insurance regulatory authorities require insurance companies to maintain specified minimum levels of statutory capital and surplus
•insurance regulations restrict the amounts available for distribution based on either net income or surplus of the insurance company
•competitive pressures require our insurance subsidiaries to maintain high financial strength ratings, and
•in certain jurisdictions, prior approval must be obtained from regulatory authorities for the insurance subsidiaries to pay dividends or make other distributions to affiliated entities, including the parent holding company.

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
Our credit and financial strength are evaluated and rated by various rating agencies, such as Standard & Poor’s, Moody’s Investors Service, Fitch Ratings, and A.M. Best. Downgrades in our credit ratings could adversely affect our ability to access the capital markets and/or lead to increased borrowing costs in the future (although the interest rates we pay on our current indebtedness would not be affected), as would adverse recommendations by equity analysts at the various brokerage houses and investment firms. Perceptions of our company by other businesses and consumers could also be significantly impaired. In addition, from time to time we may enter into certain derivative transactions providing that a downgrade could trigger contractual obligations requiring us to post substantial amounts of additional collateral or allow a third party to liquidate the derivative transaction. Downgrades in the ratings of our insurance subsidiaries could likewise negatively impact our operations, potentially resulting in lower or negative premium growth. In any such event, our financial performance could be materially adversely affected.

Our dividend policy may result in varying amounts being paid to our common shareholders, or no payment in some periods, and the dividend policy ultimately may be changed in the discretion of the Board of Directors.
We have announced our intention to pay a dividend on our common shares on a quarterly basis and to consider paying a variable dividend on at least an annual basis. The frequency and amount of dividends, if any, may vary, perhaps significantly, from the amounts paid in preceding periods. In addition, the Board retains the discretion to alter our policy or not to pay such dividends at any time. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in U.S. federal income tax laws, disruptions of national or international capital markets, or other events affecting our liquidity, financial position or prospects, as described above. Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our common shares.

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

VII. General

The outbreak of the novel coronavirus, or COVID-19, and the restrictions put in place to help slow and/or stop the spread of the virus, could materially adversely affect our business and results of operations.
The spread of COVID-19 throughout the United States and the international community has had, and could continue to have, a negative impact on financial markets, general economic conditions, and certain of our businesses. Depending on the duration and severity of the coronavirus pandemic, our businesses, our operations and our financial results could be negatively impacted in a number of ways, including, but not limited to, the following:

•Demand for our insurance products and our premium revenue could be reduced, perhaps significantly, if customers drive less or are unable to afford insurance, insurance shopping patterns are disrupted, vehicle and home purchases are curtailed, small businesses suspend or discontinue operations, the usage of transportation network company businesses continues to be below historic levels, insurance agencies are unable or unwilling to write business, or our competitors offer products or benefits more appealing to customers or agents or more responsive to their needs, among other factors
•Our ability to price our products accurately for new and renewal policies could be negatively impacted, as could our ability to respond effectively to the initiatives of our competitors
•Claims trends could become more volatile, inflation rates could diverge significantly from our expectations, vehicle and home repair industries could be significantly disrupted, and the availability of medical resources could be limited, potentially resulting in higher claims severity and increased costs to resolve claims
•Our ability to resolve claims accurately and efficiently and establish accurate loss reserves could be impaired if we are unable to staff our Claims group appropriately
•Legislative or regulatory actions, or court decisions, could impact our business in unexpected ways, including, without limitation, by: requiring us to change the way we price, segment, underwrite, or select risks to insure; altering our rights and obligations under our issued policies; or imposing payment obligations on us and other insurers in our industry for losses and costs that otherwise would be uninsured
•The cumulative costs required by such governmental actions, or of actions taken voluntarily by us to accommodate the needs of customers, including, but not limited to, providing credits or other payments to policyholders and billing leniency efforts, such as providing relief from policy cancellations or non-renewals, and related debt write offs, could be substantial
•Unexpected changes in consumer behavior or market conditions, as well as deteriorating economic conditions, may reduce the effectiveness of our advertising
•Illnesses suffered by key employees could prevent or delay the performance of critical business and financial reporting functions; widespread illnesses suffered by our employees may render us unable to perform normal business functions and operate our business on a day-to-day basis
•The continued functioning of our data centers and important information technology and communication systems, as well as the continued performance of and our accessibility to the systems of our various vendors, could be imperiled by widespread illnesses, illnesses suffered by key technology personnel, or work limitations or other governmental mandates
•Our business continuity plans may prove inadequate to address the business challenges that we confront as these issues develop
•Our vendors and counterparties to various contracts, including key vendors for our insurance, claims and technology operations, reinsurance arrangements and financial counterparties, may not be able to perform or pay the obligations required of them on a timely basis, or at all, due to key employee illnesses, widespread illnesses or other challenges that they face arising directly or indirectly from the coronavirus pandemic

The potential effects of COVID-19 also could exacerbate the impacts of many of the other risk factors, including, but not limited to: litigation claims being brought against the company; data security breaches and cyber attacks in the work-from-home environment; the valuation, volatility, and liquidity of our debt and equity investment portfolios; the condition of domestic and global economies and financial markets; our ability to access capital markets at favorable rates, if needed; our ability to access our cash accounts at banks and other financial institutions to operate our business; and the need to take impairments of goodwill or certain intangible assets.

Our goal is to maximize the long-term value of the enterprise and we do not manage to short-term earnings expectations, which may adversely affect short-term results.
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

In addition, due to our focus on the long-term value of the enterprise, we may undertake business decisions and strategies and establish related financial goals that are designed to enhance our longer-term performance and value, while understanding that such decisions and strategies may not always similarly benefit short-term results, such as our annual underwriting profit, dividend payouts, or earnings per share. Similar tradeoffs may be involved in our consideration of the interests of other stakeholders, including our employees, customers, agents, suppliers, and communities, as well as whether and how we respond to or address corporate environmental and social responsibility initiatives and other public policy matters that impact us. Also, social responsibility and public policy considerations are a fast-evolving area and determining appropriate responses and actions can be uncertain. Depending on how observers view our responses or our commitment to addressing such matters, we could be subject to criticism, adverse publicity, or campaigns by investors, activists, or others. Consequently, such factors and the related tradeoffs may adversely affect our financial performance or the market prices of our equity or debt securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We currently do not have any unresolved comments from the SEC staff.

ITEM 2. PROPERTIES
All of our properties are owned or leased by subsidiaries of The Progressive Corporation and are used for office functions (corporate, claims, and business unit), as call centers, as data centers, for training, or for warehouse space.
We own 82 buildings located throughout the United States. About 60% of these buildings are claims offices. Our owned facilities, which contain approximately 4.9 million square feet of space, are generally not segregated by segment. We own significant locations in Mayfield Village, Ohio and surrounding suburbs (including our corporate headquarters); Colorado Springs, Colorado; St. Petersburg, Florida; and Tampa, Florida.
We lease approximately 2.3 million square feet of space throughout the United States. These leases are generally short-term to medium-term leases of commercial space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Progressive’s Common Shares, $1.00 par value, are traded on the New York Stock Exchange (NYSE) under the symbol PGR.
Holders
We had 1,896 shareholders of record on December 31, 2020.
Dividends
See Note 14 – Dividends in our Annual Report.
Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information about securities authorized for issuance under our equity compensation plans.
Performance Graph
See the Performance Graph section in our Annual Report.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
2020 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	156,072	$94.13	1,839,591	23,160,409
November	155,296	91.62	1,994,887	23,005,113
December	92,637	89.01	2,087,524	22,912,476
Total	404,005	$91.99
In May 2019, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the fourth quarter 2020, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital. See Note 9 – Employee Benefit Plans, “Incentive Compensation Plans” in our Annual Report, for a summary of our restricted equity grants.

ITEM 6. SELECTED FINANCIAL DATA
(millions - except per share amounts)

	For the years ended December 31,
	2020	2019	2018	2017	2016
Total revenues	$42,658.1	$39,022.3	$31,979.0	$26,839.0	$23,441.4
Net income attributable to Progressive	5,704.6	3,970.3	2,615.3	1,592.2	1,031.0
Per common share:
Net income attributable to Progressive - diluted	9.66	6.72	4.42	2.72	1.76
Dividends declared per common share	4.90	2.65	2.5140	1.1247	0.6808
Comprehensive income attributable to Progressive	6,291.9	4,432.9	2,520.1	1,941.0	1,164.0
Total assets	64,098.3	54,895.3	46,575.0	38,701.2	33,427.5
Debt outstanding	5,396.1	4,407.1	4,404.9	3,306.3	3,148.2
Total shareholders’ equity	17,038.6	13,673.2	10,821.8	9,284.8	7,957.1
Redeemable noncontrolling interest[1]	0	225.6	214.5	503.7	483.7
1See Note 15 – Redeemable Noncontrolling Interest in the Annual Report for additional discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk are incorporated by reference from section “IV. Results of Operations – Investments” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Quantitative Market Risk Disclosures section in our Annual Report.

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
Our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated Progressive’s disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Progressive’s disclosure controls and procedures are effectively serving the stated purposes as of the end of the period covered by this report, including consideration of the impact of COVID-19 restrictions and the company’s current work-from-home environment on the execution of our disclosure controls and procedures and our internal controls over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the attestation of the independent registered public accounting firm are incorporated by reference from our Annual Report.
During our most recent fiscal quarter, we implemented a new financial management system, by transitioning certain of our operations, including the general ledger, to the new system. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new general ledger. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in The Progressive Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021 (the “Proxy Statement”).
Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience
Susan Patricia Griffith	56	President and Chief Executive Officer since July 2016; Personal Lines Chief Operating Officer prior to July 2016; Vice President prior to June 2016
John P. Sauerland	56	Vice President and Chief Financial Officer
Karen B. Bailo	53	Commercial Lines President since October 2020; Commercial Lines Acquisition and Small Business General Manager from January 2020 to September 2020; Commercial Lines Controller from August 2018 to December 2019; Agency Distribution Business Leader prior to August 2018
Jonathan S. Bauer	43	Chief Investment Officer since January 2020; Portfolio Manager prior to January 2020
Steven A. Broz	50	Chief Information Officer
Patrick K. Callahan	50	Personal Lines President
M. Jeffrey Charney	61	Chief Marketing Officer
Mariann Wojtkun Marshall	58	Vice President and Chief Accounting Officer since March 2019; Director of Financial Reporting - GAAP prior to March 2019; Assistant Secretary
Daniel P. Mascaro	57	Vice President, Secretary, and Chief Legal Officer since March 2017; Claims Legal Business Leader prior to March 2017
John Murphy	51	Customer Relationship Management President
Lori Niederst	47	Chief Human Resource Officer since November 2016; Senior Human Resource Business Leader prior to November 2016
Andrew J. Quigg	41	Chief Strategy Officer since July 2018; Customer Experience General Manager prior to July 2018
Michael D. Sieger	59	Claims President

Delinquent Section 16(a) Reports. Delinquent filings will be incorporated by reference from the “Delinquent Section 16(a) Reports” section of the Proxy Statement, if applicable.
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
Shareholder-Proposed Candidate Procedures. There were no material changes during 2020 to Progressive’s procedures by which a shareholder can recommend a director candidate. The description of those procedures is incorporated by reference from the “Other Matters - Procedures for Recommendations and Nominations of Directors and Shareholder Proposals - To Recommend a Candidate for our Board of Directors” section of the Proxy Statement.
Audit Committee. Incorporated by reference from the “Other Board of Directors Information - Board Committees - Audit Committee” section of the Proxy Statement.
Financial Expert. Incorporated by reference from the “Other Board of Directors Information - Board Committees - Audit Committee” section of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the sections of the Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Other Board of Directors Information - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation Programs and Risk Management.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding ownership of Common Shares by certain beneficial owners and management is incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

The following information is set forth with respect to our equity compensation plans at December 31, 2020.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Employee Plans:
2015 Equity Incentive Plan	3,570,271	[1]	NA	8,463,865	[2]
Director Plans:
2017 Directors Equity Incentive Plan	39,403		NA	327,156
Equity compensation plans not approved by security holders:
None
Total	3,609,674		NA	8,791,021
NA = Not applicable because restricted stock unit awards do not have an exercise price.
1 Reflects restricted stock unit awards, including reinvested dividend equivalents, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis.
Performance-based restricted stock unit awards, including dividend equivalents, of 707,293 units are included under the 2015 Equity Incentive Plan at their target value. Maximum potential payout for the performance awards outstanding under the 2015 Equity Incentive Plan was 1,735,494. For a description of the performance-based awards, including the performance measurement and vesting ranges, see Note 9 — Employee Benefit Plans in our Annual Report.
2 Gives effect to reservation of common shares subject to performance-based awards at maximum potential payout.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the section of the Proxy Statement entitled “Other Board of Directors Information - Board of Directors Independence Determinations,” and “Other Board of Directors Information - Transactions with Related Persons.”

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements are included in our Annual Report and are incorporated by reference in Item 8:
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2020, 2019, and 2018
•Consolidated Balance Sheets - December 31, 2020 and 2019
•Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Cash Flows - For the Years Ended December 31, 2020, 2019, and 2018
•Notes to Consolidated Financial Statements
•Supplemental Information (Unaudited)
(a)(2) Listing of Financial Statement Schedules
The following financial statement schedules, Report of Independent Registered Public Accounting Firm and Consent of Independent Registered Public Accounting Firm are included in Item 15(c):
•Schedule I - Summary of Investments - Other than Investments in Related Parties
•Schedule II - Condensed Financial Information of Registrant
•Schedule III - Supplementary Insurance Information
•Schedule IV - Reinsurance
•Report of Independent Registered Public Accounting Firm on Financial Statement Schedules
•No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.
(a)(3) Listing of Exhibits
See exhibit index contained herein beginning at page 43. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. 10.1 through 10.49.
(b) Exhibits
The exhibits in response to this portion of Item 15 are submitted concurrently with this report.
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2020
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$12,437.9	$12,740.0	$12,740.0
States, municipalities, and political subdivisions	3,099.4	3,221.8	3,221.8
Public utilities	577.8	619.9	619.9
Corporate and other debt securities	9,001.9	9,565.3	9,565.3
Asset-backed securities	10,290.9	10,469.2	10,469.2
Redeemable preferred stocks	181.2	194.7	194.7
Total fixed maturities	35,589.1	36,810.9	36,810.9
Equity securities:
Common stocks:
Public utilities	73.5	164.0	164.0
Banks, trusts, and insurance companies	220.1	658.3	658.3
Industrial, miscellaneous, and all other	893.7	3,230.7	3,230.7
Nonredeemable preferred stocks	1,358.7	1,447.9	1,447.9
Total equity securities	2,546.0	5,500.9	5,500.9
Short-term investments	5,218.5	5,218.5	5,218.5
Total investments	$43,353.6	$47,530.3	$47,530.3

Progressive did not have any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2020.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2020	2019	2018
Revenues
Dividends from subsidiaries	$4,096.5	$2,277.9	$939.1
Undistributed income from subsidiaries	1,774.4	1,821.3	1,770.7
Equity in net income of subsidiaries	5,870.9	4,099.2	2,709.8
Intercompany investment income	16.5	31.1	39.4
Total revenues	5,887.4	4,130.3	2,749.2
Expenses
Interest expense	218.1	190.4	166.8
Deferred compensation[1]	33.9	16.6	7.5
Other operating costs and expenses	7.2	5.5	5.1
Total expenses	259.2	212.5	179.4
Income before income taxes	5,628.2	3,917.8	2,569.8
Benefit for income taxes	76.4	52.5	45.5
Net income attributable to Progressive	5,704.6	3,970.3	2,615.3
Other comprehensive income (loss)	587.3	462.6	(95.2)
Comprehensive income attributable to Progressive	$6,291.9	$4,432.9	$2,520.1
1 See Note 4 – Employee Benefit Plans in these condensed financial statements.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,
	2020	2019
Assets
Investment in affiliate	$5.0	$5.0
Investment in subsidiaries	18,895.9	16,186.8
Receivable from investment subsidiary	5,901.7	2,912.0
Intercompany receivable	473.8	678.6
Net federal deferred income taxes	86.9	70.3
Other assets	270.9	303.8
Total assets	$25,634.2	$20,156.5
Liabilities
Accounts payable, accrued expenses, and other liabilities	$505.0	$475.2
Dividends payable on common shares	2,694.5	1,375.4
Debt[1]	5,396.1	4,407.1
Total liabilities	8,595.6	6,257.7
Redeemable noncontrolling interest (NCI)	0	225.6
Shareholders’ Equity
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference of $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.5, including treasury shares of 212.3 and 212.9)	585.2	584.6
Paid-in capital	1,672.9	1,573.4
Retained earnings	13,354.9	10,679.6
Total accumulated other comprehensive income attributable to Progressive	931.7	341.7
Total shareholders’ equity	17,038.6	13,673.2
Total liabilities, redeemable NCI, and shareholders’ equity	$25,634.2	$20,156.5
1 Consists of both short-term and long-term debt. See Note 4 – Debt in our Annual Report for further discussion.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income attributable to Progressive	$5,704.6	$3,970.3	$2,615.3
Adjustments to reconcile net income attributable to Progressive to net cash provided by operating activities:
Undistributed income from subsidiaries	(1,774.4)	(1,821.3)	(1,770.7)
Amortization of equity-based compensation	2.9	2.9	2.4
Changes in:
Intercompany receivable	(20.2)	(14.1)	77.5
Accounts payable, accrued expenses, and other liabilities	52.0	47.1	(29.6)
Income taxes	(52.2)	175.5	(14.2)
Other, net	40.4	(179.8)	47.8
Net cash provided by operating activities	3,953.1	2,180.6	928.5
Cash Flows From Investing Activities:
Additional investments in equity securities of consolidated subsidiaries	(27.1)	(152.8)	(178.3)
Acquisition of additional shares - ARX	(233.2)	(5.4)	(287.9)
(Paid to) received from investment subsidiary	(2,989.7)	(253.1)	(1,192.8)
Net cash used in investing activities	(3,250.0)	(411.3)	(1,659.0)
Cash Flows From Financing Activities:
Net proceeds from debt issuance	986.3	0	1,134.0
Net proceeds from preferred stock issuance	0	0	493.9
Dividends paid to common shareholders	(1,551.0)	(1,643.2)	(654.9)
Dividends paid to preferred shareholders	(26.8)	(26.8)	(13.5)
Acquisition of treasury shares for restricted stock tax liabilities	(68.7)	(84.4)	(78.6)
Acquisition of treasury shares acquired in open market	(42.9)	(6.9)	(0.4)
Loan to ARX Holding Corp.	0	(8.0)	(150.0)
Net cash provided by (used in) financing activities	(703.1)	(1,769.3)	730.5
Change in cash, cash equivalents, and restricted cash	0	0	0
Cash, cash equivalents, restricted cash - beginning of year	0	0	0
Cash, cash equivalents, restricted cash - end of year	$0	$0	$0
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
Note 1. Statements of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance investment subsidiary to meet its holding company obligations; at December 31, 2020, 2019, and 2018, $6.2 billion, $3.2 billion, and $2.9 billion, respectively, of marketable securities were available in this subsidiary.
For the year ended December 31, 2020, non-cash activity includes declared but unpaid common share dividends of $2,694.5 million and preferred share dividends of $13.4 million, and $225.0 million of loans made by The Progressive Corporation to ARX Holding Corp.(ARX) that were converted to a capital contribution upon acquisition of the remaining outstanding stock of ARX; see Note 14 – Dividends and Note 15 – Redeemable Noncontrolling Interest in the Annual Report for further discussion.
For the years ended December 31, The Progressive Corporation paid the following:

(millions)	2020	2019	2018
Income taxes	$1,411.0	$925.0	$679.2
Interest	206.0	184.9	153.6
Note 2. Income Taxes — The Progressive Corporation files a consolidated federal income tax return with its subsidiaries and acts as an agent for the consolidated tax group when making payments to the Internal Revenue Service. The Progressive Corporation consolidated group’s net income taxes currently payable/recoverable are included in other liabilities/assets, respectively, in the accompanying Condensed Balance Sheets based on the balance at the end of the year. The Progressive Corporation and its eligible subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated federal income taxes. Amounts allocated to the eligible subsidiaries under the written agreement are included in “Intercompany Receivable” in the accompanying Condensed Balance Sheets.
Note 3. Debt — The information relating to debt is incorporated by reference from Note 4 – Debt in our Annual Report.
Note 4. Employee Benefit Plans — The information relating to incentive compensation and deferred compensation plans is incorporated by reference from Note 9 – Employee Benefit Plans in our Annual Report.
Note 5. Other Comprehensive Income — On the condensed Statements of Comprehensive Income, other comprehensive income represents activity of the subsidiaries of The Progressive Corporation and includes net unrealized gains (losses) on securities and net unrealized gains on forecasted transactions.
Note 6. Dividends — The information relating to our dividend policy is incorporated by reference from Note 14 – Dividends in our Annual Report.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Segment	Deferred policy acquisition costs[1]	Future policy benefits, losses, claims, and loss expenses[1]	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue	Net investment income[1,2]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[1]	Net premiums written
Year ended December 31, 2020:
Personal Lines[3]					$32,620.1		$20,611.7	$2,437.3	$5,762.0	$33,342.6
Commercial Lines					4,875.8		3,146.0	525.7	647.5	5,315.3
Property					1,765.7		1,364.1	310.2	237.9	1,910.8
Other indemnity					0		0	0	0	0
Total	$1,237.2	$20,265.8	$13,437.5	$0	$39,261.6	$916.6	$25,121.8	$3,273.2	$6,647.4	$40,568.7
Year ended December 31, 2019:
Personal Lines					$30,210.0		$21,329.7	$2,273.6	$4,227.6	$31,102.2
Commercial Lines					4,427.6		3,034.8	481.2	523.5	4,791.8
Property					1,554.8		1,106.0	268.4	224.0	1,683.9
Other indemnity					0		0	0	0	0
Total	$1,056.5	$18,105.4	$12,388.8	$0	$36,192.4	$1,017.4	$25,470.5	$3,023.2	$4,975.1	$37,577.9
Year ended December 31, 2018:
Personal Lines					$26,034.7		$18,389.8	$1,964.4	$3,563.3	$27,157.6
Commercial Lines					3,610.9		2,394.0	396.0	396.0	3,996.4
Property					1,287.7		937.0	213.3	237.2	1,455.9
Other indemnity					0		0.2	0	(0.7)	0
Total	$951.6	$15,400.8	$10,686.5	$0	$30,933.3	$796.2	$21,721.0	$2,573.7	$4,195.8	$32,609.9

1 Progressive does not allocate assets, liabilities, or investment income to operating segments. Expense allocations are based on certain assumptions and estimates primarily related to revenue and volume; stated segment operating results would change if different methods were applied.
2 Excludes total net realized gains (losses) on securities.
3 Other operating expenses includes $1,077.4 million of policyholder credits issued to personal auto customers.

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Year Ended:	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2020
Premiums earned:
Property and liability insurance	$40,687.7	$1,426.1	$0	$39,261.6	0%
December 31, 2019
Premiums earned:
Property and liability insurance	$37,519.7	$1,327.3	$0	$36,192.4	0%
December 31, 2018
Premiums earned:
Property and liability insurance	$31,970.2	$1,036.9	$0	$30,933.3	0%

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of The Progressive Corporation

Our audits of the consolidated financial statements referred to in our report dated March 1, 2021 appearing in the 2020 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the schedule of summary of investments – other than investments in related parties as of December 31, 2020, the schedule of condensed financial information of registrant, which includes the condensed balance sheets as of December 31, 2020 and 2019 and the condensed statements of comprehensive income and of cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the condensed financial statements, the schedule of supplementary insurance information for each of the three years in the period ended December 31, 2020, and the schedule of reinsurance for each of the three years in the period ended December 31, 2020 (collectively “the financial statement schedules”) appearing under Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 1, 2021

ITEM 16. FORM 10-K SUMMARY
We have elected not to include a summary of information as permitted under this item.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
March 1, 2021	By:	/s/ Susan Patricia Griffith
Susan Patricia Griffith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Susan Patricia Griffith	Director, President and Chief Executive Officer	March 1, 2021

Susan Patricia Griffith

/s/ John P. Sauerland	Vice President and Chief Financial Officer	March 1, 2021

John P. Sauerland

/s/ Mariann Wojtkun Marshall	Vice President and Chief Accounting Officer	March 1, 2021

Mariann Wojtkun Marshall

/s/ Lawton W. Fitt	Chairperson of the Board	March 1, 2021
Lawton W. Fitt

/s/ Philip Bleser	Director	March 1, 2021
Philip Bleser

/s/ Stuart B. Burgdoerfer	Director	March 1, 2021
Stuart B. Burgdoerfer

/s/ Pamela J. Craig	Director	March 1, 2021
Pamela J. Craig

/s/ Charles A. Davis	Director	March 1, 2021
Charles A. Davis

/s/ Roger N. Farah	Director	March 1, 2021
Roger N. Farah

/s/ Devin C. Johnson	Director	March 1, 2021
Devin C. Johnson

/s/ Jeffrey D. Kelly	Director	March 1, 2021
Jeffrey D. Kelly

/s/ Patrick H. Nettles, Ph.D.	Director	March 1, 2021
Patrick H. Nettles, Ph.D.

/s/ Barbara R. Snyder	Director	March 1, 2021
Barbara R. Snyder

/s/ Jan E. Tighe	Director	March 1, 2021
Jan E. Tighe

/s/ Kahina Van Dyke	Director	March 1, 2021
Kahina Van Dyke

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended March 13, 2018)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 3.1 therein)
3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended November 9, 2020)	Filed herewith
4	4.1	Form of 3.75% Senior Notes due 2021, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture (see exhibit 4.16 below), as amended and supplemented	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 4.1 therein)
4	4.2	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 4.2 therein)
4	4.3	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 4.3 therein)
4	4.4	Form of 4.35% Senior Notes due 2044, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.2 therein)
4	4.5	Form of 3.70% Senior Notes due 2045, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.2 therein)
4	4.6	Form of 2.45% Senior Notes due 2027, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.2 therein)
4	4.7	Form 4.125% Senior Note Due 2047, issued in the aggregate principal amount of $850,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.2 therein)
4	4.8	Form 4.20% Senior Note Due 2048, issued in the aggregate principal amount of $600,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.2 therein)
4	4.9	Form 4.00% Senior Note Due 2029, issued in the aggregate principal amount of $550,000,000	Current Report on Form 8-K (filed on October 23, 2018; Exhibit 4.2 therein)
4	4.10	Form of certificate representing Series B Fixed-to-Floating Rate Cumulative Perpetual Serial Preferred Shares	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.3 therein)
4	4.11	Indenture dated as of September 12, 2018 between The Progressive Corporation and U.S. Bank National Association, Trustee (including table of contents and cross-reference sheet)	Registration Statement No. 333-227315 (filed on September 13, 2018; exhibit 4.2 therein)
4	4.12	First Supplemental Indenture dated October 23, 2018 between The Progressive Corporation and U.S. Bank National	Current Report on Form 8-K (filed on October 23, 2018; Exhibit 4.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.13	Second Supplemental Indenture dated March 26, 2020 between The Progressive Corporation and U.S. Bank National Association, as trustee and U.S. Bank National Association, as trustee	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.1 therein)
4	4.14	Form of 3.20% Senior Note due 2030, issued in the aggregate principal amount of $500,000,000	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.2 therein)
4	4.15	Form of 3.95% Senior Note due 2050, issued in the aggregate principal amount of $500,000,000	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.3 therein)
4	4.16
Indenture dated as of September 15, 1993 between The Progressive Corporation and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)
			Registration Statement No. 333-48935 (filed on March 31, 1998; Exhibit 4.1 therein)
4	4.17	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company	Registration Statement No. 333-01745 (filed on March 15, 1996; Exhibit 4.2 therein)
4	4.18	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed on October 22, 2002; Exhibit 4.3 therein)
4	4.19	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.5 therein)
4	4.20
Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the 1993 Senior Indenture.
			Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.6 therein)
4	4.21	Sixth Supplemental Indenture dated August 22, 2011 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 4.13 therein)
4	4.22	Seventh Supplemental Indenture dated April 25, 2014 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.1 therein)
4	4.23	Eighth Supplemental Indenture dated January 26, 2015 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.24	Ninth Supplemental Indenture dated August 25, 2016 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.1 therein)
4	4.25	Tenth Supplemental Indenture dated April 6, 2017 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.1 therein)
4	4.26	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Annual Report on Form 10-K (filed on March 2, 2020; Exhibit 4.23 therein)
4	4.27	Eleventh Supplemental Indenture dated March 14, 2018 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.1 therein)
4	4.28	Form of Confirmation Letter-Discretionary Line of Credit from PNC Bank, National Association to The Progressive Corporation	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 4.1 therein)
4	4.29	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association, to The Progressive Corporation	Quarterly Report on Form 10-Q (filed on August 4, 2020; Exhibit 5.1 therein)
4	4.30	Form of Discretionary Line of Credit Note from The Progressive Corporation to PNC Bank, National Association	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 4.2 therein)
10(iii)	10.1	The Progressive Corporation 2021 Gainshare Plan	Filed herewith
10(iii)	10.2	The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on February 4, 2015; Exhibit 10.1 therein)
10(iii)	10.3	Form of Restricted Stock Unit Award Agreement for 2020 Time-Based Awards (Executive Officers) under the Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 10.1 therein)
10(iii)	10.4	Form of Restricted Stock Unit Award Agreement for 2020 Time-Based Awards under the Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 10.2 therein)
10(iii)	10.5	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2019)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 10.1 therein)
10(iii)	10.6	Form of Restricted Stock Unit Award Agreement for 2018 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 21, 2018; Exhibit 10.1 therein)
10(iii)	10.7	Form of Restricted Stock Unit Award Agreement (2018 Special Time-Based Award) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on August 23, 2018; Exhibit 10 therein)
10(iii)	10.8	Form of Restricted Stock Unit Award Agreement for 2017 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 27, 2017; Exhibit 10.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.9	Form of Restricted Stock Unit Award Agreement for 2020 Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 10.3 therein)
10(iii)	10.10	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2019)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 10.3 therein)
10(iii)	10.11	Form of Restricted Stock Unit Award Agreement for 2018 Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 21, 2018; Exhibit 10.2 therein)
10(iii)	10.12	Form of Restricted Stock Unit Award Agreement for 2020 Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 10.4 therein)
10(iii)	10.13	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2019)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 10.2 therein)
10(iii)	10.14	Form of Restricted Stock Unit Award Agreement for 2020 Special Time/Performance-Based Award under The Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Filed herewith
10(iii)	10.15	The Progressive Corporation 2017 Directors Equity Incentive Plan	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.1 therein)
10(iii)	10.16	Form of Restricted Stock Award Agreement under The Progressive Corporation 2017 Directors Equity Incentive Plan (for 2020)	Quarterly Report on Form 10-Q (filed on August 4, 2020; Exhibit 10.1 therein)
10(iii)	10.17	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.3 therein)
10(iii)	10.18	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.4 therein)
10(iii)	10.19	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.5 therein)
10(iii)	10.20	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.6 therein)
10(iii)	10.21	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.7 therein)
10(iii)	10.22	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.8 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.23	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.9 therein)
10(iii)	10.24	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.10 therein)
10(iii)	10.25	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.11 therein)
10(iii)	10.26	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Current Report on Form 8-K (filed on October 14, 2014; Exhibit 10 therein)
10(iii)	10.27	Third Amendment to the Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.53 therein)
10(iii)	10.28	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on November 2, 2017; Exhibit 10 therein)
10(iii)	10.29	The Progressive Corporation Executive Deferred Compensation Plan (2018 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on July 31, 2018; Exhibit 10 therein)
10(iii)	10.30	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.23 therein)
10(iii)	10.31	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.24 therein)
10(iii)	10.32	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.25 therein)
10(iii)	10.33	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.26 therein)
10(iii)	10.34	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.27 therein)
10(iii)	10.35	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.28 therein)
10(iii)	10.36	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.29 therein)
10(iii)	10.37	Seventh Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.30 therein)
10(iii)	10.38	Eighth Amendment to The Progressive Corporation Executive Deferred Compensation Trust (2002 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2019; Exhibit 10.49 therein)
10(iii)	10.39	Ninth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.5 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.40	Tenth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.6 therein)
10(iii)	10.41	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 10.91 therein)
10(iii)	10.42	The Progressive Corporation Directors Deferral Plan (2015 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.77 therein)
10(iii)	10.43	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 10.4 therein)
10(iii)	10.44	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2019; Exhibit 10.56 therein)
10(iii)	10.45	Director Compensation Schedule for 2020-2021 Term	Filed herewith
10(iii)	10.46	The Progressive Corporation Executive Separation Allowance Plan (2017 Amendment and Restatement)	Current Report on Form 8-K (filed on May 16, 2017; Exhibit 10 therein)
10(iii)	10.47	First Amendment to The Progressive Corporation Executive Separation Allowance Plan (2017 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2019; Exhibit 10.60 therein)
10(iii)	10.48	Second Amendment to The Progressive Corporation Executive Separation Allowance Plan (2017 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on October 31, 2018; Exhibit 10.1 therein)
10(iii)	10.49	2021 Progressive Capital Management Annual Incentive Plan	Filed herewith
13	13	The Progressive Corporation 2020 Annual Report to Shareholders	Filed herewith
21	21	Subsidiaries of The Progressive Corporation	Filed herewith
23	23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer	Filed herewith
101	101.INS	XBRL Instance Document	Filed herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document).	Filed herewith