Form 10-Q
period 2021-03-31
PROGRESSIVE CORP/OH/
filed 2021-05-04
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
Common Shares, $1.00 par value: 585,153,282 outstanding at March 31, 2021

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

Three Months Ended March 31,	2021	2020
(millions — except per share amounts)
Revenues
Net premiums earned	$10,420.2	$9,430.7
Investment income	220.2	241.2
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	143.8	315.2
Net holding period gains (losses) on securities	441.5	(868.8)
Total net realized gains (losses) on securities	585.3	(553.6)
Fees and other revenues	165.7	153.5
Service revenues	53.8	51.6
Total revenues	11,445.2	9,323.4
Expenses
Losses and loss adjustment expenses	7,110.5	6,155.2
Policy acquisition costs	874.4	782.8
Other underwriting expenses	1,481.1	1,409.9
Investment expenses	5.6	5.3
Service expenses	49.3	47.5
Interest expense	56.4	48.0
Total expenses	9,577.3	8,448.7
Net Income
Income before income taxes	1,867.9	874.7
Provision for income taxes	387.9	175.6
Net income	1,480.0	699.1
Net income attributable to noncontrolling interest (NCI)	0	(6.4)
Net income attributable to Progressive	1,480.0	692.7
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	(539.6)	62.8
Net unrealized losses on forecasted transactions	0.2	0.2
Other comprehensive income (loss)	(539.4)	63.0
Other comprehensive income attributable to NCI	0	(0.5)
Comprehensive income attributable to Progressive	$940.6	$755.2
Computation of Earnings Per Common Share
Net income attributable to Progressive	$1,480.0	$692.7
Less: Preferred share dividends	6.7	6.7
Net income available to common shareholders	$1,473.3	$686.0
Average common shares outstanding - Basic	584.9	584.7
Net effect of dilutive stock-based compensation	2.0	2.2
Total average equivalent common shares - Diluted	586.9	586.9
Basic: Earnings per common share	$2.52	$1.17
Diluted: Earnings per common share	$2.51	$1.17

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,
(millions — except per share amount)	2021	2020	2020
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $38,564.0, $33,761.1, and $35,589.1)	$39,091.8	$34,276.6	$36,810.9
Short-term investments (amortized cost: $2,243.1, $2,524.2, and $5,218.5)	2,243.1	2,524.2	5,218.5
Total available-for-sale securities	41,334.9	36,800.8	42,029.4
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $1,453.9, $1,017.5, and $1,358.7)	1,507.2	933.4	1,447.9
Common equities (cost: $1,204.5, $1,113.2, and $1,187.3)	4,558.5	2,608.1	4,053.0
Total equity securities	6,065.7	3,541.5	5,500.9
Total investments	47,400.6	40,342.3	47,530.3
Cash and cash equivalents	122.9	369.5	76.5
Restricted cash	0.3	0.9	0
Total cash, cash equivalents, and restricted cash	123.2	370.4	76.5
Accrued investment income	166.0	171.6	176.4
Premiums receivable, net of allowance for credit losses of $265.3, $344.7, and $356.2	9,218.8	7,568.3	8,160.1
Reinsurance recoverables	4,143.2	3,639.6	4,019.4
Prepaid reinsurance premiums	667.6	438.2	368.1
Deferred acquisition costs	1,309.1	1,095.8	1,237.2
Property and equipment, net of accumulated depreciation of $1,318.5, $1,191.6, and $1,291.4	1,077.4	1,215.1	1,106.0
Goodwill	452.7	452.7	452.7
Intangible assets, net of accumulated amortization of $340.3, $328.5, and $326.1	157.2	213.8	171.4
Net federal deferred income taxes	0	20.6	0
Other assets	697.5	738.0	800.2
Total assets	$65,413.3	$56,266.4	$64,098.3
Liabilities
Unearned premiums	$15,045.9	$12,641.1	$13,437.5
Loss and loss adjustment expense reserves	21,063.7	18,306.5	20,265.8
Net federal deferred income taxes	241.5	0	310.0
Dividends payable on common shares	58.5	58.5	2,694.5
Accounts payable, accrued expenses, and other liabilities	5,770.4	5,289.2	4,955.8
Debt[1]	5,396.8	5,394.0	5,396.1
Total liabilities	47,576.8	41,689.3	47,059.7
Redeemable noncontrolling interest (NCI)	0	225.6	0
Shareholders’ Equity
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.5, including treasury shares of 212.3, 212.2, and 212.3)	585.2	585.3	585.2
Paid-in capital	1,685.5	1,601.9	1,672.9
Retained earnings	14,679.6	11,266.2	13,354.9
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	407.7	423.6	947.3
Net unrealized losses on forecasted transactions	(15.4)	(16.2)	(15.6)
Accumulated other comprehensive income attributable to NCI	0	(3.2)	0
Total accumulated other comprehensive income (loss) attributable to Progressive	392.3	404.2	931.7
Total shareholders’ equity	17,836.5	14,351.5	17,038.6
Total liabilities, redeemable NCI, and shareholders’ equity	$65,413.3	$56,266.4	$64,098.3
1 Consists of both short-term and long-term debt. See Note 4 – Debt for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Three Months Ended March 31,	2021	2020
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$493.9	$493.9
Balance, end of period	493.9	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	585.2	584.6
Treasury shares purchased	(0.9)	(0.3)
Net restricted equity awards issued/vested	0.9	1.0
Balance, end of period	585.2	585.3
Paid-In Capital
Balance, beginning of period	1,672.9	1,573.4
Amortization of equity-based compensation	15.8	23.3
Treasury shares purchased	(2.7)	(1.0)
Net restricted equity awards issued/vested	(0.9)	(1.0)
Reinvested dividends on restricted stock units	0.4	0.3
Adjustment to carrying amount of redeemable noncontrolling interest	0	6.9
Balance, end of period	1,685.5	1,601.9
Retained Earnings
Balance, beginning of period	13,354.9	10,679.6
Net income attributable to Progressive	1,480.0	692.7
Treasury shares purchased	(81.2)	(25.2)
Cash dividends declared on common shares ($0.10 and $0.10 per share)	(58.4)	(58.4)
Cash dividends declared on Serial Preferred Shares, Series B ($0 and $26.875 per share)	0	(13.4)
Reinvested dividends on restricted stock units	(0.4)	(0.3)
Other, net	(15.3)	(8.8)
Balance, end of period	14,679.6	11,266.2
Accumulated Other Comprehensive Income (Loss) Attributable to Progressive
Balance, beginning of period	931.7	341.7
Attributable to noncontrolling interest	0	(0.5)
Other comprehensive income (loss)	(539.4)	63.0
Balance, end of period	392.3	404.2
Total shareholders’ equity	$17,836.5	$14,351.5
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2021	2020
(millions)
Cash Flows From Operating Activities
Net income	$1,480.0	$699.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62.9	62.6
Amortization of intangible assets	14.2	14.5
Net amortization of fixed-income securities	31.7	18.9
Amortization of equity-based compensation	15.8	23.3
Net realized (gains) losses on securities	(585.3)	553.6
Net (gains) losses on disposition of property and equipment	(1.1)	0.1
Changes in:
Premiums receivable	(1,058.7)	(61.0)
Reinsurance recoverables	(123.8)	(260.7)
Prepaid reinsurance premiums	(299.5)	188.3
Deferred acquisition costs	(71.9)	(39.3)
Income taxes	283.8	128.7
Unearned premiums	1,608.4	252.3
Loss and loss adjustment expense reserves	797.9	201.1
Accounts payable, accrued expenses, and other liabilities	380.1	(189.9)
Other, net	80.0	34.2
Net cash provided by operating activities	2,614.5	1,625.8
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(10,421.4)	(10,433.0)
Equity securities	(196.7)	(366.6)
Sales:
Fixed maturities	5,590.3	7,415.9
Equity securities	63.0	281.0
Maturities, paydowns, calls, and other:
Fixed maturities	1,948.6	2,161.6
Equity securities	39.7	79.0
Net (purchases) sales of short-term investments	2,976.8	(718.9)
Net unsettled security transactions	267.6	586.1
Purchases of property and equipment	(50.5)	(62.4)
Sales of property and equipment	7.5	3.5
Net cash provided by (used in) investing activities	224.9	(1,053.8)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(2,694.5)	(1,375.4)
Dividends paid to preferred shareholders	(13.4)	(13.4)
Acquisition of treasury shares for restricted stock tax liabilities	(30.0)	(26.5)
Acquisition of treasury shares acquired in open market	(54.8)	0
Net proceeds from debt issuances	0	986.3
Net cash used in financing activities	(2,792.7)	(429.0)
Increase in cash, cash equivalents, and restricted cash	46.7	143.0
Cash, cash equivalents, and restricted cash – January 1	76.5	227.4
Cash, cash equivalents, and restricted cash – March 31	$123.2	$370.4

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation, our wholly owned insurance and non-insurance subsidiaries and affiliates in which we have a controlling financial interest.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2021, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report to Shareholders”).
We perform analyses to evaluate our premiums receivables for expected credit losses, based on historical and current collections experience using actuarial analysis, to determine estimated rates of default. These rates are applied to the stratified subsets of our consumer receivable balances, based on the age of the receivable, to establish an allowance for credit loss. Progressive’s premiums receivables are short-term in nature and, generally, premiums are collected prior to providing risk coverage, minimizing our exposure to credit risk. Premiums receivables balances are written off once we have exhausted our collection efforts.
The following table summarizes changes in our allowance for credit loss exposure on our premiums receivables for the year-to-date periods ending:

(millions)	March 31, 2021	March 31, 2020	December 31, 2020
Allowance for credit loss, beginning of period	$356.2	$283.2	$283.2
Increase in allowance[1]	60.9	170.3	472.0
Write-offs[2]	(151.8)	(108.8)	(399.0)
Allowance for credit loss, end of period	$265.3	$344.7	$356.2
1Represents the incremental increase in other underwriting expenses.
2Represents portion of allowance that is reversed when premiums receivables are written off.
During the first quarter 2021, the increase in our allowance for credit losses was lower than prior periods reflecting greater collections received on outstanding premiums receivable balances, due in part to the government stimulus and tax refund checks distributed during the quarter. In contrast, during the first quarter 2020, the increase in the allowance in part reflects the greater potential for credit losses due to the financial hardships of policyholders as a result of the economic impacts related to the spread of the novel coronavirus, COVID-19.
Other assets on the consolidated balance sheets include certain long-lived assets that are considered “held for sale.” The fair value of these held for sale assets, less the estimated costs to sell, was $55.1 million at March 31, 2021, $31.8 million at March 31, 2020, and $56.6 million at December 31, 2020.

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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2021
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$16,002.7	$181.7	$(111.0)	$0	$16,073.4	33.9%
State and local government obligations	2,574.8	65.3	(16.0)	0	2,624.1	5.6
Corporate debt securities	10,095.2	368.1	(24.0)	(3.1)	10,436.2	22.0
Residential mortgage-backed securities	548.3	5.7	(0.8)	0	553.2	1.2
Commercial mortgage-backed securities	5,868.3	68.8	(45.1)	0	5,892.0	12.4
Other asset-backed securities	3,293.5	30.6	(0.7)	0	3,323.4	7.0
Redeemable preferred stocks	181.2	2.9	(2.0)	7.4	189.5	0.4
Total fixed maturities	38,564.0	723.1	(199.6)	4.3	39,091.8	82.5
Short-term investments	2,243.1	0	0	0	2,243.1	4.7
Total available-for-sale securities	40,807.1	723.1	(199.6)	4.3	41,334.9	87.2
Equity securities:
Nonredeemable preferred stocks	1,453.9	0	0	53.3	1,507.2	3.2
Common equities	1,204.5	0	0	3,354.0	4,558.5	9.6
Total equity securities	2,658.4	0	0	3,407.3	6,065.7	12.8
Total portfolio[1]	$43,465.5	$723.1	$(199.6)	$3,411.6	$47,400.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2020
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$10,841.2	$654.5	$0	$0	$11,495.7	28.5%
State and local government obligations	2,243.9	64.8	(4.5)	0	2,304.2	5.7
Corporate debt securities	9,452.9	160.8	(120.1)	(1.7)	9,491.9	23.5
Residential mortgage-backed securities	574.3	1.5	(19.2)	0	556.6	1.4
Commercial mortgage-backed securities	5,822.4	30.2	(188.3)	0	5,664.3	14.0
Other asset-backed securities	4,674.9	4.3	(40.0)	(0.1)	4,639.1	11.5
Redeemable preferred stocks	151.5	0	(5.1)	(21.6)	124.8	0.3
Total fixed maturities	33,761.1	916.1	(377.2)	(23.4)	34,276.6	84.9
Short-term investments	2,524.2	0	0	0	2,524.2	6.3
Total available-for-sale securities	36,285.3	916.1	(377.2)	(23.4)	36,800.8	91.2
Equity securities:
Nonredeemable preferred stocks	1,017.5	0	0	(84.1)	933.4	2.3
Common equities	1,113.2	0	0	1,494.9	2,608.1	6.5
Total equity securities	2,130.7	0	0	1,410.8	3,541.5	8.8
Total portfolio[1]	$38,416.0	$916.1	$(377.2)	$1,387.4	$40,342.3	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2020
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$12,437.9	$305.8	$(3.7)	$0	$12,740.0	26.8%
State and local government obligations	3,099.4	123.1	(0.7)	0	3,221.8	6.8
Corporate debt securities	9,579.7	601.7	(0.1)	3.9	10,185.2	21.4
Residential mortgage-backed securities	503.3	7.1	(0.9)	0	509.5	1.1
Commercial mortgage-backed securities	6,042.6	142.5	(10.0)	0	6,175.1	13.0
Other asset-backed securities	3,745.0	40.1	(0.5)	0	3,784.6	7.9
Redeemable preferred stocks	181.2	3.6	(1.4)	11.3	194.7	0.4
Total fixed maturities	35,589.1	1,223.9	(17.3)	15.2	36,810.9	77.4
Short-term investments	5,218.5	0	0	0	5,218.5	11.0
Total available-for-sale securities	40,807.6	1,223.9	(17.3)	15.2	42,029.4	88.4
Equity securities:
Nonredeemable preferred stocks	1,358.7	0	0	89.2	1,447.9	3.1
Common equities	1,187.3	0	0	2,865.7	4,053.0	8.5
Total equity securities	2,546.0	0	0	2,954.9	5,500.9	11.6
Total portfolio[1]	$43,353.6	$1,223.9	$(17.3)	$2,970.1	$47,530.3	100.0%
1Our portfolio reflects the effect of net unsettled security transactions; at March 31, 2021, we had $363.1 million in other liabilities, compared to $598.0 million and $95.5 million at March 31, 2020 and December 31, 2020, respectively.
The total fair value of the portfolio at March 31, 2021 and 2020, and December 31, 2020, included $3.7 billion, $2.6 billion, and $6.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions. During the first quarter 2021, we used a portion of these investments to pay our fourth quarter and annual 2020 common share dividends.

At March 31, 2021, bonds and certificates of deposit in the principal amount of $296.1 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at March 31, 2021 and 2020, or December 31, 2020. At March 31, 2021, we did not hold any debt securities that were non-income producing during the preceding 12 months.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.

We invested in repurchase and reverse repurchase transactions during 2021 and 2020, but did not have any open positions at March 31, 2021 and 2020, or December 31, 2020. To the extent we enter into repurchase or reverse repurchase transactions, consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our consolidated balance sheets, despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	March 31,
(millions)	2021	2020	December 31, 2020
Fixed Maturities:
State and local government obligations	$0	$3.4	$0
Corporate debt securities	295.0	116.5	188.4
Residential mortgage-backed securities	35.0	0	0
Other asset-backed securities	31.9	2.2	34.8
Redeemable preferred stocks	127.5	68.4	131.4
Total hybrid securities	$489.4	$190.5	$354.6

Since the embedded derivatives (e.g., change-in-control put option, debt-to-equity conversion, or any other feature unrelated to the credit quality or risk of default of the issuer that could impact the amount or timing of our expected future cash flows) do not have observable intrinsic values, we have elected to record the changes in fair value of these securities through income as a component of net realized gains or losses.
Fixed Maturities The composition of fixed maturities by maturity at March 31, 2021, was:

(millions)	Cost	Fair Value
Less than one year	$4,918.5	$4,940.6
One to five years	24,370.8	24,814.6
Five to ten years	9,214.5	9,277.3
Ten years or greater	60.2	59.3
Total	$38,564.0	$39,091.8

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities, which do not have a single maturity date, are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.

Gross Unrealized Losses The following tables show the composition of gross unrealized losses, for which no credit related impairment has been recognized, by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2021
U.S. government obligations	36	$8,612.2	$(111.0)	35	$8,598.6	$(109.7)	1	$13.6	$(1.3)
State and local government obligations	92	816.0	(16.0)	92	816.0	(16.0)	0	0	0
Corporate debt securities	79	1,751.4	(24.0)	76	1,698.4	(23.9)	3	53.0	(0.1)
Residential mortgage-backed securities	21	123.4	(0.8)	6	94.4	(0.2)	15	29.0	(0.6)
Commercial mortgage-backed securities	95	2,542.2	(45.1)	77	2,023.9	(41.7)	18	518.3	(3.4)
Other asset-backed securities	43	505.8	(0.7)	36	477.6	(0.5)	7	28.2	(0.2)
Redeemable preferred stocks	1	10.5	(2.0)	0	0	0	1	10.5	(2.0)
Total fixed maturities	367	$14,361.5	$(199.6)	322	$13,708.9	$(192.0)	45	$652.6	$(7.6)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2020
U.S. government obligations	1	$100.3	$0	1	$100.3	$0	0	$0	$0
State and local government obligations	89	528.4	(4.5)	78	507.7	(4.4)	11	20.7	(0.1)
Corporate debt securities	233	4,205.6	(120.1)	233	4,205.6	(120.1)	0	0	0
Residential mortgage-backed securities	70	532.5	(19.2)	46	425.0	(11.9)	24	107.5	(7.3)
Commercial mortgage-backed securities	204	4,441.5	(188.3)	187	4,109.2	(173.8)	17	332.3	(14.5)
Other asset-backed securities	216	3,558.1	(40.0)	201	3,514.2	(39.0)	15	43.9	(1.0)
Redeemable preferred stocks	4	56.3	(5.1)	3	45.2	(3.8)	1	11.1	(1.3)
Total fixed maturities	817	$13,422.7	$(377.2)	749	$12,907.2	$(353.0)	68	$515.5	$(24.2)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2020
U.S. government obligations	9	$1,511.0	$(3.7)	9	$1,511.0	$(3.7)	0	$0	$0
State and local government obligations	30	208.7	(0.7)	30	208.7	(0.7)	0	0	0
Corporate debt securities	7	129.4	(0.1)	7	129.4	(0.1)	0	0	0
Residential mortgage-backed securities	21	44.4	(0.9)	0	0	0	21	44.4	(0.9)
Commercial mortgage-backed securities	43	893.3	(10.0)	9	93.6	(0.3)	34	799.7	(9.7)
Other asset-backed securities	22	183.7	(0.5)	9	74.4	(0.1)	13	109.3	(0.4)
Redeemable preferred stocks	1	11.0	(1.4)	0	0	0	1	11.0	(1.4)
Total fixed maturities	133	$2,981.5	$(17.3)	64	$2,017.1	$(4.9)	69	$964.4	$(12.4)

As of March 31, 2021, we had three securities in the table above, all in our corporate portfolio, that had their credit ratings downgraded during the quarter, with a combined fair value of $31.9 million and an unrealized loss of $0.7 million.

A review of the securities in an unrealized loss position indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible for the first three months of 2021 and did not have a credit loss allowance balance as of March 31, 2021 and 2020, or December 31, 2020. We considered several factors and inputs related to the individual securities as part of this analysis, including:
•current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates);
•credit support (via current levels of subordination);
•historical credit ratings; and
•updated cash flow expectations based upon these performance indicators.

In order to determine the amount of credit loss, if any, we initially reviewed securities in a loss position to determine whether it was likely that we would be required, or whether we intended, to sell any of the securities prior to the recovery of their respective cost bases (which could be maturity). If we were likely to, or intended to, sell prior to a potential recovery, we would write off the unrealized loss. For those securities that we determined we were not likely to, or did not intend to, sell prior to a potential recovery, we calculated the net present value (NPV) of the cash flows expected (i.e., expected recovery value) using the current book yield for each security. The NPV was then compared to the security’s current amortized value to determine if a credit loss existed. In the event that the NPV was below the amortized value, and the amount was determined to be material individually, or in aggregate, a credit loss would be deemed to exist, and either an allowance for credit losses would be created, or if an allowance currently existed, either a recovery of the previous allowance, or an incremental loss, would be recorded to net realized gains (losses) on securities.
As of March 31, 2021, we believe none of the unrealized losses relate to material credit losses on any specific securities, or in the aggregate, based on our review. We continue to expect all the securities in our portfolio to pay their principal and interest obligations.

In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at March 31, 2021, to determine if the accrued interest amounts were determined to be uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal, obligations and, therefore, did not write off any accrued income as uncollectible at March 31, 2021.

Realized Gains (Losses) The components of net realized gains (losses) for the three months ended March 31, were:

	Three Months
(millions)	2021	2020
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$66.6	$251.1
State and local government obligations	30.2	2.0
Corporate and other debt securities	20.7	32.4
Commercial mortgage-backed securities	29.8	6.1
Other asset-backed securities	0.7	0
Total available-for-sale securities	148.0	291.6
Equity securities:
Nonredeemable preferred stocks	17.3	19.6
Common equities	1.1	66.0
Total equity securities	18.4	85.6
Subtotal gross realized gains on security sales	166.4	377.2
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(19.6)	(2.7)
State and local government obligations	(0.2)	0
Corporate and other debt securities	(2.1)	(1.0)
Commercial mortgage-backed securities	(0.6)	0
Other asset-backed securities	(0.1)	0
Total available-for-sale securities	(22.6)	(3.7)
Equity securities:
Nonredeemable preferred stocks	0	(4.4)
Common equities	0	(53.9)
Total equity securities	0	(58.3)
Subtotal gross realized losses on security sales	(22.6)	(62.0)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	47.0	248.4
State and local government obligations	30.0	2.0
Corporate and other debt securities	18.6	31.4
Commercial mortgage-backed securities	29.2	6.1
Other asset-backed securities	0.6	0
Total available-for-sale securities	125.4	287.9
Equity securities:
Nonredeemable preferred stocks	17.3	15.2
Common equities	1.1	12.1
Total equity securities	18.4	27.3
Subtotal net realized gains (losses) on security sales	143.8	315.2
Net holding period gains (losses)
Hybrid securities	(10.9)	(31.2)
Equity securities	452.4	(837.6)
Subtotal net holding period gains (losses)	441.5	(868.8)
Total net realized gains (losses) on securities	$585.3	$(553.6)
Realized gains (losses) on securities sold are computed using the first-in-first-out method.

The following table reflects our holding period realized gains (losses) on equity securities recognized for the three months ended March 31, 2021 and 2020, for equity securities held at the respective quarter end:

	Three Months
(millions)	2021	2020
Total net gains (losses) recognized during the period on equity securities	$470.8	$(810.3)
Less: Net gains (losses) recognized on equity securities sold during the period	18.4	27.3
Net holding period gains (losses) recognized during the period on equity securities held at period end	$452.4	$(837.6)
During the first quarter 2021, as expectations of U.S. economic growth increased, the value of our equity securities also rose. In contrast, during the first quarter 2020, we recognized significant declines in the equity security valuations due to investors reducing exposure to risk in response to the economic impact of COVID-19 restrictions.
Net Investment Income The components of net investment income for the three months ended March 31, were:

	Three Months
(millions)	2021	2020
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$30.4	$62.6
State and local government obligations	13.4	9.6
Corporate debt securities	85.2	58.0
Residential mortgage-backed securities	3.4	4.2
Commercial mortgage-backed securities	35.8	34.3
Other asset-backed securities	15.9	29.2
Redeemable preferred stocks	2.5	7.9
Total fixed maturities	186.6	205.8
Short-term investments	1.5	7.0
Total available-for-sale securities	188.1	212.8
Equity securities:
Nonredeemable preferred stocks	17.9	13.8
Common equities	14.2	14.6
Total equity securities	32.1	28.4
Investment income	220.2	241.2
Investment expenses	(5.6)	(5.3)
Net investment income	$214.6	$235.9

The amount of investment income (interest and dividends) we earn varies based on the average assets held during the year and the book yields of the securities in our portfolio. On a year-over-year basis, investment income decreased 9% for the first three months of 2021, compared to the same period last year, due to a decrease in the portfolio yield, which was partially offset by an increase in average assets. The recurring investment book yield decreased about 22% for the first three months of 2021, compared to the same period in 2020, as a result of investing cash from operations and reinvesting cash from sales, maturities, paydowns, and other redemptions at market yields that were significantly lower than the portfolio’s overall yield. The income reduction from the negative yield change was partially offset by an increase in income earned as a result of investing the $1.0 billion of proceeds from the debt issued during March 2020, as well as strong premium growth and underwriting profitability, net of payments of our common and preferred stock dividends.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2021
Fixed maturities:
U.S. government obligations	$16,073.4	$0	$0	$16,073.4	$16,002.7
State and local government obligations	0	2,624.1	0	2,624.1	2,574.8
Corporate debt securities	0	10,436.2	0	10,436.2	10,095.2
Subtotal	16,073.4	13,060.3	0	29,133.7	28,672.7
Asset-backed securities:
Residential mortgage-backed	0	553.2	0	553.2	548.3
Commercial mortgage-backed	0	5,892.0	0	5,892.0	5,868.3
Other asset-backed	0	3,323.4	0	3,323.4	3,293.5
Subtotal asset-backed securities	0	9,768.6	0	9,768.6	9,710.1
Redeemable preferred stocks:
Financials	0	50.6	0	50.6	51.0
Utilities	0	11.4	0	11.4	10.0
Industrials	10.6	116.9	0	127.5	120.2
Subtotal redeemable preferred stocks	10.6	178.9	0	189.5	181.2
Total fixed maturities	16,084.0	23,007.8	0	39,091.8	38,564.0
Short-term investments	2,227.8	15.3	0	2,243.1	2,243.1
Total available-for-sale securities	18,311.8	23,023.1	0	41,334.9	40,807.1
Equity securities:
Nonredeemable preferred stocks:
Financials	113.8	1,274.7	35.0	1,423.5	1,373.9
Utilities	0	41.9	0	41.9	39.9
Industrials	0	25.2	16.6	41.8	40.1
Subtotal nonredeemable preferred stocks	113.8	1,341.8	51.6	1,507.2	1,453.9
Common equities:
Common stocks	4,555.3	0	0	4,555.3	1,201.3
Other risk investments	0	0	3.2	3.2	3.2
Subtotal common equities	4,555.3	0	3.2	4,558.5	1,204.5
Total equity securities	4,669.1	1,341.8	54.8	6,065.7	2,658.4
Total portfolio	$22,980.9	$24,364.9	$54.8	$47,400.6	$43,465.5
Debt	$0	$6,195.2	$0	$6,195.2	$5,396.8

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2020
Fixed maturities:
U.S. government obligations	$11,495.7	$0	$0	$11,495.7	$10,841.2
State and local government obligations	0	2,304.2	0	2,304.2	2,243.9
Corporate debt securities	0	9,491.9	0	9,491.9	9,452.9
Subtotal	11,495.7	11,796.1	0	23,291.8	22,538.0
Asset-backed securities:
Residential mortgage-backed	0	556.6	0	556.6	574.3
Commercial mortgage-backed	0	5,664.3	0	5,664.3	5,822.4
Other asset-backed	0	4,639.1	0	4,639.1	4,674.9
Subtotal asset-backed securities	0	10,860.0	0	10,860.0	11,071.6
Redeemable preferred stocks:
Financials	0	47.2	0	47.2	51.4
Utilities	0	9.2	0	9.2	10.0
Industrials	7.3	61.1	0	68.4	90.1
Subtotal redeemable preferred stocks	7.3	117.5	0	124.8	151.5
Total fixed maturities	11,503.0	22,773.6	0	34,276.6	33,761.1
Short-term investments	2,438.4	85.8	0	2,524.2	2,524.2
Total available-for-sale securities	13,941.4	22,859.4	0	36,800.8	36,285.3
Equity securities:
Nonredeemable preferred stocks:
Financials	105.5	752.3	13.1	870.9	937.4
Utilities	0	32.0	0	32.0	40.0
Industrials	0	15.3	15.2	30.5	40.1
Subtotal nonredeemable preferred stocks	105.5	799.6	28.3	933.4	1,017.5
Common equities:
Common stocks	2,607.8	0	0	2,607.8	1,112.9
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,607.8	0	0.3	2,608.1	1,113.2
Total equity securities	2,713.3	799.6	28.6	3,541.5	2,130.7
Total portfolio	$16,654.7	$23,659.0	$28.6	$40,342.3	$38,416.0
Debt	$0	$6,108.6	$0	$6,108.6	$5,394.0

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2020
Fixed maturities:
U.S. government obligations	$12,740.0	$0	$0	$12,740.0	$12,437.9
State and local government obligations	0	3,221.8	0	3,221.8	3,099.4
Corporate debt securities	0	10,185.2	0	10,185.2	9,579.7
Subtotal	12,740.0	13,407.0	0	26,147.0	25,117.0
Asset-backed securities:
Residential mortgage-backed	0	509.5	0	509.5	503.3
Commercial mortgage-backed	0	6,175.1	0	6,175.1	6,042.6
Other asset-backed	0	3,784.6	0	3,784.6	3,745.0
Subtotal asset-backed securities	0	10,469.2	0	10,469.2	10,290.9
Redeemable preferred stocks:
Financials	0	51.6	0	51.6	51.1
Utilities	0	11.7	0	11.7	10.0
Industrials	10.8	120.6	0	131.4	120.1
Subtotal redeemable preferred stocks	10.8	183.9	0	194.7	181.2
Total fixed maturities	12,750.8	24,060.1	0	36,810.9	35,589.1
Short-term investments	4,704.9	513.6	0	5,218.5	5,218.5
Total available-for-sale securities	17,455.7	24,573.7	0	42,029.4	40,807.6
Equity securities:
Nonredeemable preferred stocks:
Financials	117.7	1,212.3	35.0	1,365.0	1,278.6
Utilities	0	41.9	0	41.9	40.0
Industrials	0	24.3	16.7	41.0	40.1
Subtotal nonredeemable preferred stocks	117.7	1,278.5	51.7	1,447.9	1,358.7
Common equities:
Common stocks	4,049.9	0	0	4,049.9	1,184.2
Other risk investments	0	0	3.1	3.1	3.1
Subtotal common equities	4,049.9	0	3.1	4,053.0	1,187.3
Total equity securities	4,167.6	1,278.5	54.8	5,500.9	2,546.0
Total portfolio	$21,623.3	$25,852.2	$54.8	$47,530.3	$43,353.6
Debt	$0	$6,793.5	$0	$6,793.5	$5,396.1
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
At March 31, 2021, vendor-quoted prices represented 78% of our Level 1 classifications (excluding short-term investments), compared to 82% and 76% at March 31, 2020 and December 31, 2020, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At March 31, 2021 and December 31, 2020, vendor-quoted prices comprised 99% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented the remaining 1%, compared to 98% and 2%, respectively, at March 31, 2020. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At March 31, 2021 and 2020, and December 31, 2020, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
At March 31, 2021 and December 31, 2020, we held four private nonredeemable preferred securities that were priced internally or by a pricing firm, and we held three private nonredeemable preferred securities at March 31, 2020. At March 31, 2021 and December 31, 2020, we held two Level 3 other risk investments that were priced using the cost method, compared to one Level 3 other risk investment at March 31, 2020.
To the extent we receive prices from external sources for the Level 3 securities, we would review those prices for reasonableness using internally developed assumptions and then compare our derived prices to the prices we received. During 2021 and 2020, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Based on our review, all prices received from external sources for 2021 remained unadjusted. Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.
The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2021 and 2020:

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2020	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2021
Equity securities:
Nonredeemable preferred stocks:
Financials	$35.0	$0	$0	$0	$0	$0	$0	$35.0
Industrials	16.7	0	0	0	0	(0.1)	0	16.6
Common equities:
Other risk investments	3.1	0	0.1	0	0	0	0	3.2
Total Level 3 securities	$54.8	$0	$0.1	$0	$0	$(0.1)	$0	$54.8

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2019	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2020
Equity securities:
Nonredeemable preferred stocks:
Financials	$27.1	$0	$0	$0	$0	$(14.0)	$0	$13.1
Industrials	16.0	0	0	0	0	$(0.8)	0	15.2
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$43.4	$0	$0	$0	$0	$(14.8)	$0	$28.6

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at March 31, 2021 and 2020, and December 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2021	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	$25.0	Internal price	Unadjusted purchase price per share	3.7
Financials[2]	10.0	Internal price	Unadjusted purchase price per share	16.9
Industrials	6.9	Pricing firm	Market approach (guideline public company method)	5.4
Industrials	9.7	Pricing firm	Market approach (guideline public company method)	4.8
Subtotal Level 3 securities	51.6
Pricing exemption securities	3.2
Total Level 3 securities	$54.8
1 This security was purchased in May 2020.
2 This security was purchased in November 2020.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2020	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials	$13.1	Internal price	Market approach (guideline public company method)	4.4
Industrials[1]	7.1	Internal price	Market approach (guideline public company method)	5.6
Industrials[1]	8.1	Internal price	Market approach (guideline public company method)	4.0
Subtotal Level 3 securities	28.3
Pricing exemption securities	0.3
Total Level 3 securities	$28.6
1Modified prior year disclosure to present securities individually to conform to the current year presentation.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	$25.0	Internal price	Unadjusted purchase price per share	3.7
Financials[2]	10.0	Internal price	Unadjusted purchase price per share	16.9
Industrials	6.9	Pricing firm	Market approach (guideline public company method)	5.4
Industrials	9.8	Pricing firm	Market approach (guideline public company method)	4.8
Subtotal Level 3 securities	51.7
Pricing exemption securities	3.1
Total Level 3 securities	$54.8
1 This security was purchased in May 2020.
2 This security was purchased in November 2020.
Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	March 31, 2021		March 31, 2020		December 31, 2020
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021 (issued: $500.0, August 2011)	$499.9	$506.7	$499.5	$510.7	$499.8	$510.9
2.45% Senior Notes due 2027 (issued: $500.0, August 2016)	497.4	526.8	497.0	488.2	497.3	541.1
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	297.0	386.1	296.7	395.3	296.9	409.4
4.00% Senior Notes due 2029 (issued: $550.0, October 2018)	545.6	623.7	545.1	605.7	545.5	660.4
3.20% Senior Notes due 2030 (issued: $500.0, March 2020)	496.2	536.7	495.8	543.2	496.1	575.5
6.25% Senior Notes due 2032 (issued: $400.0, November 2002)	396.0	531.4	395.8	539.6	396.0	582.0
4.35% Senior Notes due 2044 (issued: $350.0, April 2014)	346.8	413.9	346.7	391.7	346.7	459.7
3.70% Senior Notes due 2045 (issued: $400.0, January 2015)	395.6	430.2	395.4	406.2	395.5	481.0
4.125% Senior Notes due 2047 (issued: $850.0, April 2017)	841.7	977.1	841.6	991.9	841.7	1,113.1
4.20% Senior Notes due 2048 (issued: $600.0, March 2018)	590.0	698.7	589.9	675.8	590.0	806.7
3.95% Senior Notes due 2050 (issued: $500.0, March 2020)	490.6	563.9	490.5	560.3	490.6	653.7
Total	$5,396.8	$6,195.2	$5,394.0	$6,108.6	$5,396.1	$6,793.5

At March 31, 2021 and December 31, 2020, short-term debt consisted of the $500 million 3.75% Senior Notes that mature in August 2021; there was no short-term debt outstanding at March 31, 2020.
The Progressive Corporation has a line of credit with PNC Bank, National Association (PNC), in the maximum principal amount of $250 million. See the 2020 Annual Report to Shareholders for terms of this line of credit. We had no borrowings under the line of credit during the periods presented.
Note 5 Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At March 31, 2021 and 2020, and December 31, 2020, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the three months ended March 31, 2021, there have been no material changes in our reserve for uncertain tax positions.
The effective tax rate for the three months ended March 31, 2021, was 20.8%, compared to 20.1% for the same period last year.

Net state deferred income tax asset and liability amounts as of March 31, 2020, were reclassified on the consolidated balance sheets into other assets and accounts payable, accrued expenses, and other liabilities, respectively, from net federal deferred income taxes to conform to the current year presentation.
Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	March 31,
(millions)	2021	2020
Balance at January 1	$20,265.8	$18,105.4
Less reinsurance recoverables on unpaid losses	3,798.2	3,212.2
Net balance at January 1	16,467.6	14,893.2
Incurred related to:
Current year	6,986.1	6,011.1
Prior years	124.4	144.1
Total incurred	7,110.5	6,155.2
Paid related to:
Current year	3,029.3	2,916.4
Prior years	3,453.7	3,269.2
Total paid	6,483.0	6,185.6
Net balance at March 31	17,095.1	14,862.8
Plus reinsurance recoverables on unpaid losses	3,968.6	3,443.7
Balance at March 31	$21,063.7	$18,306.5

We experienced unfavorable reserve development of $124.4 million and $144.1 million during the first three months of 2021 and 2020, respectively, which is reflected as “Incurred related to prior years” in the table above.
First Quarter 2021
•Approximately 34% of the unfavorable prior year reserve development was attributable to accident year 2020, 34% to accident year 2019, and the remainder to accident years 2018 and prior.
•Our personal auto products incurred about $92 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with about 60% attributable to the Agency business. The unfavorable development was primarily attributable to a higher than anticipated frequency of reopened personal injury protection (PIP) claims, primarily in Florida, and higher than anticipated late reported losses occurring toward the end of 2020 but not reported until 2021.
•Our Commercial Lines business experienced about $29 million of unfavorable development, primarily due to the emergence of large injury claims at rates higher than originally anticipated.
•Our special lines business experienced about $5 million of favorable development and our Property business experienced about $8 million of unfavorable development during the first quarter.
First Quarter 2020
•Approximately 52% of the unfavorable prior year reserve development was attributable to accident year 2019, 36% to accident year 2018, and the remainder to accident years 2017 and prior.
•Our personal auto products incurred about $104 million of unfavorable loss and LAE reserve development, with the Agency and Direct auto businesses each contributing about half. The unfavorable development was primarily attributable to revised estimates of our per claim settlement costs and late reported losses occurring toward the end of 2019 but not reported until 2020.
•Our Commercial Lines business experienced about $54 million of unfavorable development, primarily due to increased injury severity and the emergence of large injury claims at rates higher than originally anticipated.
•Our special lines business experienced about $14 million of favorable development and our Property business had minimal development during the first quarter.

Note 7 Supplemental Cash Flow Information — Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries, and are not considered part of the investment portfolio. The amount of reverse repurchase commitments held by these subsidiaries at March 31, 2021 and 2020, and December 31, 2020, were $154.0 million, $80.6 million, and $93.5 million, respectively. Restricted cash on our consolidated balance sheets represents cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are administrators.
During the first quarter 2021 and 2020, non-cash activity included declared but unpaid common share dividends of $58.5 million (see Note 9 – Dividends for further discussion) for both periods, and operating lease liabilities arising from obtaining right-of-use assets of $6.2 million and $9.7 million, respectively.
We paid the following in the respective periods:

	Three Months Ended March 31,
(millions)	2021	2020
Income taxes	$0.8	$0
Interest	74.3	56.4
Operating lease liabilities	24.5	22.7
Note 8 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles (our special lines products). Our Commercial Lines segment writes auto-related primary liability and physical damage insurance, and business-related general liability and property insurance, predominately for small businesses. Our Property segment writes residential property insurance for homeowners, other property owners, and renters. Our service businesses provide insurance-related services, including processing Commercial Automobile Insurance Procedures/Plans (CAIP) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance, among other products, through programs in our direct Personal Lines and Commercial Lines businesses. All segment revenues are generated from external customers; all intercompany transactions are eliminated in consolidation.
Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2021		2020
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$4,098.2	$547.5	$3,828.7	$601.6
Direct	4,431.7	414.6	3,992.4	473.0
Total Personal Lines[1]	8,529.9	962.1	7,821.1	1,074.6
Commercial Lines	1,417.8	228.5	1,189.0	112.5
Property[2]	472.5	(70.7)	420.6	49.2
Total underwriting operations	10,420.2	1,119.9	9,430.7	1,236.3
Fees and other revenues[3]	165.7	NA	153.5	NA
Service businesses	53.8	4.5	51.6	4.1
Investments[4]	805.5	799.9	(312.4)	(317.7)
Interest expense	NA	(56.4)	NA	(48.0)
Consolidated total	$11,445.2	$1,867.9	$9,323.4	$874.7
NA = Not applicable
1 Personal auto insurance accounted for 94% of the total Personal Lines segment net premiums earned during the three months ended March 31, 2021 and 2020; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three months ended March 31, 2021 and 2020, pretax profit (loss) includes $14.2 million and $14.5 million, respectively, of amortization expense predominately associated with intangible assets. See Note 12 – Goodwill and Intangible Assets for further discussion.
3 Pretax profit (loss) for fees and other revenues is allocated to operating segments.
4 Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit is net of investment expense.

Our management uses underwriting margin and combined ratio as primary measures of underwriting profitability. The underwriting margin is the pretax underwriting profit (loss) expressed as a percentage of net premiums earned (i.e., revenues from underwriting operations). Pretax underwriting profit (loss) is calculated as net premiums earned plus fees and other revenues, less: (i) losses and loss adjustment expenses; (ii) policy acquisition costs; and (iii) other underwriting expenses. Combined ratio is the complement of the underwriting margin. Following are the underwriting margins and combined ratios for our underwriting operations for the respective periods:

	Three Months Ended March 31,
	2021		2020
	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio
Personal Lines
Agency	13.4%	86.6	15.7%	84.3
Direct	9.4	90.6	11.9	88.1
Total Personal Lines	11.3	88.7	13.7	86.3
Commercial Lines	16.1	83.9	9.5	90.5
Property[1]	(15.0)	115.0	11.7	88.3
Total underwriting operations	10.7	89.3	13.1	86.9
1 Included in the three months ended March 31, 2021 and 2020, is 3.0 points and 3.4 points, respectively, of amortization expense predominately associated with intangible assets.
Note 9 Dividends — Following is a summary of our common and preferred share dividends that were declared and/or paid during the three months ended March 31, 2021 and 2020:

(millions, except per share amounts)		Amount
Declared	Payable	Per Share	Accrued[1]
Common - Quarterly Dividends:
March 2021	April 2021	$0.10	$58.5
December 2020	January 2021	0.10	58.6
February 2020	April 2020	0.10	58.5
December 2019	January 2020	0.10	58.5

Common - Annual Variable Dividends:
December 2020	January 2021	4.50	2,635.9
December 2019	January 2020	2.25	1,316.9

Preferred Dividends:
December 2020	March 2021	26.875	13.4
February 2020	March 2020	26.875	13.4
1 The accrual is based on an estimate of shares outstanding as of the record date. The dividends accrued at March 31, 2020, were reclassified from accounts payable, accrued expenses, and other liabilities into dividends payable on common shares on the consolidated balance sheets, to conform to the current year presentation.
See Note 14 – Dividends in our 2020 Annual Report to Shareholders for a discussion of our common and preferred share dividend policies.

Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at December 31, 2020	$1,187.4	$(255.7)	$931.7	$947.3	$(15.6)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	(551.4)	115.8	(435.6)	(435.6)	0	0
Loss attributable to noncontrolling interest (NCI)	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	(551.4)	115.8	(435.6)	(435.6)	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	131.7	(27.7)	104.0	104.0	0	0
Interest expense	(0.3)	0.1	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	131.4	(27.6)	103.8	104.0	(0.2)	0
Total other comprehensive income (loss)	(682.8)	143.4	(539.4)	(539.6)	0.2	0
Balance at March 31, 2021	$504.6	$(112.3)	$392.3	$407.7	$(15.4)	$0

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at December 31, 2019	$435.7	$(94.0)	$341.7	$360.8	$(16.4)	$(2.7)
Other comprehensive income (loss) before reclassifications:
Investment securities	318.2	(66.8)	251.4	251.4	0	0
Loss attributable to noncontrolling interest (NCI)	(0.6)	0.1	(0.5)	0	0	(0.5)
Total other comprehensive income (loss) before reclassifications	317.6	(66.7)	250.9	251.4	0	(0.5)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	238.7	(50.1)	188.6	188.6	0	0
Interest expense	(0.3)	0.1	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	238.4	(50.0)	188.4	188.6	(0.2)	0
Total other comprehensive income (loss)	79.2	(16.7)	62.5	62.8	0.2	(0.5)
Balance at March 31, 2020	$514.9	$(110.7)	$404.2	$423.6	$(16.2)	$(3.2)
In an effort to manage interest rate risk, we may enter into forecasted transactions on Progressive’s debt issuances. We expect to reclassify $0.7 million (pretax) into interest expense during the next 12 months, related to net unrealized losses on forecasted transactions (see Note 4 – Debt in our 2020 Annual Report to Shareholders for further discussion).

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
These cases include those alleging damages as a result of, among other things, our subsidiaries’ practices in evaluating or paying medical or injury claims or benefits, including, but not limited to, personal injury protection, medical payments, uninsured motorist/underinsured motorist, and bodily injury benefits, and for reimbursing medical costs incurred by Medicare/Medicaid beneficiaries; our practices in evaluating or paying physical damage claims, including, but not limited to, our payment of total loss claims and labor rates paid to auto body repair shops; our insurance product design; employment matters; and cases challenging other aspects of our claims, marketing, pricing or sales practices or other business operations. Other insurance companies face many of these same issues.
The nature and volume of litigation to which The Progressive Corporation is subject is similar to that which was disclosed in Note 12 – Litigation in our 2020 Annual Report to Shareholders.
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
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at March 31, 2021 or 2020, and there were no material settlements during 2020 or the first three months of 2021. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2020 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2020 Annual Report to Shareholders.
Note 12 Goodwill and Intangible Assets
Goodwill
During the three months ended March 31, 2021, there were no changes to the carrying amount of goodwill. No accumulated goodwill impairment losses exist.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets:

(millions)	March 31, 2021	March 31, 2020	December 31, 2020
Intangible assets subject to amortization	$144.8	$201.4	$159.0
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$157.2	$213.8	$171.4
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

	March 31, 2021			March 31, 2020			December 31, 2020
(millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Category:
Policies in force	$256.2	$219.6	$36.6	$256.2	$183.0	$73.2	$256.2	$210.4	$45.8
Agency relationships	159.2	68.3	90.9	159.2	56.9	102.3	159.2	65.4	93.8
Software rights	69.1	51.8	17.3	79.1	53.2	25.9	69.1	49.7	19.4
Trade name	0	0	0	34.8	34.8	0	0	0	0
Total	$484.5	$339.7	$144.8	$529.3	$327.9	$201.4	$484.5	$325.5	$159.0
Amortization expense was $14.2 million, compared to $14.5 million for the three months ended March 31, 2021 and 2020, respectively.
Note 13 New Accounting Standards
We did not adopt any new accounting standards during the three months ended March 31, 2021. We assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on our consolidated financial statements as well as material updates to previous assessments, if any, from our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There were no new material accounting standards issued in the three months ended March 31, 2021, that impacted The Progressive Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized growth in both premiums and policies in force in the first quarter 2021, compared to the same period last year. During the quarter, we generated $11.7 billion of net premiums written, which is an increase of $1.9 billion, or 19%, compared to the first quarter 2020. We reached a significant milestone during the first quarter 2021 when we crossed over 25 million policies in force to end the quarter at 25.7 million companywide policies. Our underwriting profit margin of 10.7% for the first quarter 2021 was 2.4 points lower than the same period last year, resulting in a 9% decrease in underwriting profit.
On a year-over-year basis, for the first quarter 2021, net income increased 114% and comprehensive income increased 25%. The growth in net income primarily reflected net holding period gains in the current period, compared to net holding period losses in the first quarter last year. During the first three months of 2021, expectations of U.S. economic growth drove valuations of our equity securities higher, while during the same period last year, equity valuations declined as investors reduced exposure to risk in response to the economic impact of the federal, state, and local social distancing and shelter-in-place restrictions (“COVID-19 restrictions”). Comprehensive income, which includes net unrealized gains (losses) on fixed-maturity securities, grew substantially less than net income due to the rise in interest rates during the first quarter 2021, compared to an increase in value of our fixed-maturity portfolio during the same period last year.
During the first quarter 2021, our total capital (debt plus shareholders’ equity) increased $798.6 million, to $23.2 billion, primarily reflecting comprehensive income earned during the quarter, partially offset by common share repurchases and dividends declared during the period.
While we experienced solid results during the first quarter 2021, certain growth and profitability comparisons to the same period last year were, in part, impacted by the effects COVID-19 restrictions had on our prior year results. During the last three weeks of the first quarter 2020, we saw growth decrease, due to the substantial decline in shopping, and profitability increase, due to a reduction in auto accident frequency resulting from changes in driving patterns. The impact from the pandemic should be considered when comparing year-over-year changes.
A. Insurance Operations
We evaluate growth in terms of both net premiums written and policy in force growth. All three of our operating segments contributed to our solid premium and policy in force growth during the first quarter on a year-over-year basis. Our companywide net premiums written grew 19%, with Personal Lines growing 14%, Commercial Lines 57%, and Property 17%, primarily reflecting an increase in volume. In addition to the increase in our traditional business market targets year-over-year, Commercial Lines premiums growth reflected a significant increase in premiums in the transportation network company (TNC) business due to a $110.5 million reduction in net premiums written during the first quarter last year, reflecting a significant decrease in the estimated number of miles driven during the remainder of the policy terms due to the COVID-19 restrictions. At March 31, 2021, on a year-over-year basis, policies in force grew 12% companywide, with Personal Lines, Commercial Lines, and Property growing 12%, 13%, and 13%, respectively.
During the first quarter 2021, new applications (i.e., issued policies) increased 14%, 29%, and 26% in our Personal Lines, Commercial Lines, and Property segments, respectively. During the first quarter, total new personal auto applications increased 11% on a year-over-year basis, with Agency new applications increasing 5% and Direct increasing 17%. New applications for our special lines products were up 35% during the first quarter 2021, primarily due to continued growth in RV, boat, and motorcycle demand.
On a year-over-year basis for the first quarter 2021, our Personal Lines renewal applications increased 14%, Commercial Lines increased 14%, and Property increased 12%. Total personal auto renewal applications increased 15% over the first quarter last year.
To grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention continues to be one of our most important priorities. Our efforts to increase our share of multi-product households remains a key initiative and we will continue to make investments to improve the customer experience to continue to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is our primary measure of customer retention in our Personal Lines and Commercial Lines businesses.

Due to insurance market volatility brought on by the COVID-19 virus, it may be difficult to assess the progress we are making against our retention goals. We evaluate retention using a trailing 12-month total auto policy life expectancy and a trailing 3-month policy life expectancy, which the latter does not address seasonality and can reflect more volatility. On a trailing 3-month basis, our personal auto policy life expectancy was up 12% year over year. As of the end of the first quarter 2021, our trailing 12-month total personal auto policy life expectancy increased 13%, compared to last year, in part attributable to suspending cancellations of policies for nonpayment as a part of the billing leniency programs that were in place primarily from mid-March through mid-May 2020, as well as other pandemic measures. Our Agency auto trailing 12-month policy life expectancy was up 13% and Direct auto was up 14%. Our Commercial Lines trailing 12-month policy life expectancy increased 7% year over year, special lines was up 5%, and Property decreased 3%.
Our companywide underwriting margin for the first quarter 2021 was strong at 10.7%, compared to 13.1% for the same period last year. Our personal auto incurred accident frequency was down about 3% for the first quarter 2021, as compared to the prior year, while severity was up about 5%. On a year-to-date basis, we incurred 2.0 points of catastrophe losses, compared to 0.9 points for the same period last year. Actuarial development was fairly consistent on a year-over-year basis. We continue to assess miles driven, weather events, and other components of expected loss costs on a state-by-state basis and, where appropriate, adjust rates accordingly. During the first quarter 2021, auto rates were increased less than 1% in both Personal Lines and Commercial Lines. During the last 12 months, we reduced rates on our personal auto products, primarily in response to driving and claims data gathered during the period, resulting in a written premium per policy decrease of 3% during the first quarter 2021.
Our Personal and Commercial Lines operating segments were profitable during the first quarter 2021, while our Property business generated an underwriting loss, due to significant catastrophe losses incurred during the quarter. Our Personal Lines segment generated an underwriting profit margin of 11.3% for the first quarter 2021, which was aided by our special lines business that contributed a favorable 1.5 point impact on our Personal Lines combined ratio, due to the seasonal nature of these products. Our Commercial Lines underwriting profit margin for the first quarter was 16.1%. Our Property segment had an underwriting loss margin of 15.0% for the quarter. On a net basis (i.e., after reinsurance), our Property business incurred catastrophe losses, during the first quarter, of $144.6 million, or 30.6 points on their combined ratio. During the first quarter 2021, we exceeded the $80 million single storm event threshold under our occurrence excess of loss reinsurance program and recorded a reinsurance recoverable of $20.0 million.
B. Investments
The fair value of our investment portfolio was $47.4 billion at March 31, 2021, compared to $47.5 billion at December 31, 2020. The decrease from year-end 2020, primarily reflected cash flows from operations of $2.6 billion, offset by $2.7 billion related to the payment of shareholder dividends during 2021.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At March 31, 2021, 16% of our portfolio was allocated to Group I securities and 84% to Group II securities, compared to 14% and 86%, respectively, at December 31, 2020.
Our recurring investment income generated a pretax book yield of 2.1% for the first quarter 2021, compared to 2.7% for the same period in 2020, primarily due to investing new cash at lower interest rates. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 0.3% and (0.6)% for the first quarter 2021 and 2020, respectively. Our fixed-income and common stock portfolios had FTE total returns of (0.9)% and 12.5%, respectively, for the first quarter 2021, compared to 1.2% and (20.5)%, respectively, last year. The year-over-year decrease in our fixed-income FTE total return was the result of an increase in interest rates. Our common stock portfolio’s FTE total return declined early in 2020 in response to the economic uncertainty due to the COVID-19 restrictions. The portfolio showed an improvement throughout the rest of the year and continued to improve during the first three months of 2021 as investors moved back into risk assets.
At March 31, 2021, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 3.1 years, compared to AA- and 3.0 years and AA- and 2.9 years at March 31, 2020 and December 31, 2020, respectively. While we have slightly lengthened our portfolio duration over the previous twelve months, it remains below the midpoint of our 1.5-year to 5-year range, which we believe provides some protection against a further increase in interest rates.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of $2.6 billion and $1.6 billion for the three months ended March 31, 2021 and 2020, respectively, in part due to collecting premiums at a faster rate than losses are being paid.
Based upon our capital planning and forecasting efforts, we believe we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, anticipated dividends on our common shares and Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future, including the $500 million of 3.75% Senior Notes maturing in August of 2021. In addition, in February 2021, Progressive entered into a definitive agreement to acquire all of the outstanding common shares of Protective Insurance Corporation for $23.30 per share, or approximately $338 million in aggregate. This transaction is expected to close prior to the end of the third quarter 2021, subject to certain required regulatory approvals and other customary closing conditions. We expect to fund this transaction with cash from operations or securities we currently hold. We did not experience a significant change in our liquidity needs during the first quarter 2021. During the first three months of 2021 and at all times during 2020, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our 2020 Annual Report.
Our total capital (debt plus shareholders’ equity) was $23.2 billion, at book value, at March 31, 2021, compared to $19.7 billion at March 31, 2020, and $22.4 billion at December 31, 2020. The increase since year end primarily reflected comprehensive income, in part offset by common share repurchases and dividends declared during the period.
Our debt-to-total capital ratio remained below 30% during all reported periods, consistent with our financial policy. This ratio, which reflects debt as a percent of debt plus shareholders’ equity, was 23.2% at March 31, 2021, 27.3% at March 31, 2020, and 24.1% at December 31, 2020. None of our outstanding senior notes have restrictive financial covenants or credit rating triggers.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
During the first three months of 2021, we returned capital to shareholders primarily through dividends and common share repurchases. During the quarter, the Board of Directors declared a $0.10 per common share dividend, or $58.5 million in the aggregate, which was paid in April 2021. In addition to the common share dividends, in March 2021, we paid Series B Preferred Share dividends in the aggregate amount of $13.4 million. In January 2021, we also paid common share dividends in the aggregate amount of $2.7 billion, or $4.60 per share (see Note 9 – Dividends for further discussion). In accordance with our financial policies, during the first quarter 2021, we repurchased 0.9 million common shares, at a total cost of $84.8 million, either in the open market or to satisfy tax withholding obligations as permitted under our equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our capital position and the potential capital needs to expand our business operations.
In April 2021, we renewed the unsecured discretionary line of credit (the “Line of Credit”) with PNC Bank, National Association, in the maximum principal amount of $250 million. We did not engage in short-term borrowings, including any borrowings under our discretionary Line of Credit, to fund our operations or for liquidity purposes during the reported periods.
B. Commitments and Contingencies
Contractual Obligations
During the first three months of 2021, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance-Sheet Arrangements
Our off-balance-sheet leverage includes purchase obligations and catastrophe excess of loss reinsurance contracts. There have not been any material changes in off-balance-sheet items from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in three segments: Personal Lines, Commercial Lines, and Property. As a component of our Personal Lines segment, we report our Agency and Direct business results to provide further understanding of our products by distribution channel.
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended March 31,
	2021	2020
Personal Lines
Agency	38%	41%
Direct	43	43
Total Personal Lines[1]	81	84
Commercial Lines	15	12
Property	4	4
Total underwriting operations	100%	100%
1 Personal auto insurance accounted for 95% of the total Personal Lines segment net premiums written during the three months ended March 31, 2021 and 2020; insurance for our special lines products accounted for the balance.

Our Personal Lines business writes insurance for personal autos and special lines products (e.g., motorcycles, watercraft, and RVs). We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia. Within Personal Lines we often refer to our four consumer segments, which include:
•Sam - inconsistently insured;
•Diane - consistently insured and maybe a renter;
•Wrights - homeowners who do not bundle auto and home; and
•Robinsons - homeowners who bundle auto and home.

While our personal auto policies are primarily written for 6-month terms, we write 12-month auto policies in our Platinum agencies to promote bundled auto and home growth. At March 31, 2021, 12% of our Agency auto policies in force were 12-month policies, compared to 10% a year earlier. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related primary liability and physical damage insurance, and business-related general liability and property insurance, predominately for small businesses. The majority of our Commercial Lines business is written through the independent agency channel. The amount of commercial auto business written through the direct channel, excluding our TNC business, represented 10% of premiums written for the first quarter 2021, compared to 8% for the same period last year. We write Commercial Lines business in all 50 states and about 90% of these policies are written for 12-month terms. To serve our direct channel customers, we continued to expand our product offerings, including the addition of our business owners policy in states where available, through our in-house agency and BusinessQuote Explorer®, our digital platform for small business consumers.
Our Property business writes residential property insurance for single family homes, condominium unit owners, renters, etc. We write the majority of our Property business through the independent agency channel; however, we continue to expand the distribution of our Property product offerings in the direct channel, which represented about 21% of premiums written for the first quarter 2021, compared to 16% for the same period last year. Property policies are written for 12-month terms. We write residential property in 47 states, renters in 48 states, and flood insurance in 46 states; we also write all of these products in the District of Columbia. Our flood insurance is written primarily through the National Flood Insurance Program and is 100% reinsured.

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

	Three Months Ended March 31,
	2021		2020
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Agency	$547.5	13.4%	$601.6	15.7%
Direct	414.6	9.4	473.0	11.9
Total Personal Lines	962.1	11.3	1,074.6	13.7
Commercial Lines	228.5	16.1	112.5	9.5
Property[1]	(70.7)	(15.0)	49.2	11.7
Total underwriting operations	$1,119.9	10.7%	$1,236.3	13.1%
1 For the three months ended March 31, 2021 and 2020, pretax profit (loss) includes $14.2 million and $14.5 million, respectively, of amortization expense predominately associated with intangible assets.
During the first quarter 2021, we incurred 2.0 points of companywide catastrophe losses, compared to 0.9 points for the same period last year. The majority of the catastrophe losses affected the Property business, primarily due to the winter storms in Texas and Oregon, and tornados in Texas and Alabama. Personal auto frequency was down 3% on a year-over-year basis, while severity was up 5%. In the first quarter 2020, we saw a significant decline in auto accident frequency as the COVID-19 restrictions were imposed and vehicle miles driven decreased significantly as a result. On a year-over-year basis, we increased our advertising spend 25% as we continue to generate sales at a cost below the maximum amount we are willing to spend to acquire new customers.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2021	2020	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	67.8	64.7	3.1
Underwriting expense ratio	18.8	19.6	(0.8)
Combined ratio	86.6	84.3	2.3
Personal Lines—Direct
Loss & loss adjustment expense ratio	68.4	65.7	2.7
Underwriting expense ratio	22.2	22.4	(0.2)
Combined ratio	90.6	88.1	2.5
Total Personal Lines
Loss & loss adjustment expense ratio	68.1	65.2	2.9
Underwriting expense ratio	20.6	21.1	(0.5)
Combined ratio	88.7	86.3	2.4
Commercial Lines
Loss & loss adjustment expense ratio	63.5	68.1	(4.6)
Underwriting expense ratio	20.4	22.4	(2.0)
Combined ratio	83.9	90.5	(6.6)
Property
Loss & loss adjustment expense ratio	84.9	58.2	26.7
Underwriting expense ratio[2]	30.1	30.1	0
Combined ratio[2]	115.0	88.3	26.7
Total Underwriting Operations
Loss & loss adjustment expense ratio	68.3	65.3	3.0
Underwriting expense ratio	21.0	21.6	(0.6)
Combined ratio	89.3	86.9	2.4
Accident year — Loss & loss adjustment expense ratio[3]	67.1	63.8	3.3
1 Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 Included in the three months ended March 31, 2021 and 2020, are 3.0 points and 3.4 points, respectively, of amortization expense predominately associated with intangible assets. Excluding these additional expenses, for the three months ended March 31, 2021 and 2020, the Property business would have reported expense ratios of 27.1 and 26.7 and combined ratios of 112.0 and 84.9, respectively.
3 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2021	2020
Increase (decrease) in net loss and LAE reserves	$627.5	$(30.4)
Paid losses and LAE	6,483.0	6,185.6
Total incurred losses and LAE	$7,110.5	$6,155.2
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
Our total loss and LAE ratio increased 3.0 points for the first quarter 2021, compared to the same period last year, primarily due to higher accident severity, catastrophe losses, and lower average personal auto premiums.
The following table shows our consolidated catastrophe losses, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended March 31,
($ in millions)	2021		2020
Personal Lines	$65.1		$37.2
Commercial Lines	1.8		1.3
Property	144.6		41.9
Total net catastrophe losses incurred	$211.5		$80.4
Combined ratio effect	2.0	pts.	0.9	pts.
During the first quarter 2021, the majority of catastrophe losses were due to winter storms in Texas and Oregon, and tornados in Texas and Alabama. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
We do not have catastrophe-specific reinsurance for our Personal Lines or Commercial Lines businesses, but we reinsure portions of our Property business against various risks. The Property business reinsurance programs include: multi-year catastrophe excess of loss, aggregate excess of loss, and a catastrophe bond. See Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of our various reinsurance programs.
Under our various Property catastrophe-specific reinsurance, we ceded the following losses and allocated loss adjustment expenses (ALAE), including development on prior year storms, during the periods:

	Three Months Ended March 31,
(in millions)	2021	2020
Aggregate excess of loss:
Current accident year	$0	$0
Prior accident years	0.8	NA
Per occurrence excess of loss:
Current accident year	20.0	0
Prior accident years[1]	119.6	40.0
Total	140.4	40.0
NA = Not applicable; this reinsurance coverage was entered into on January 1, 2020.
1Primarily represents prior year development on Hurricane Irma. In 2017, we reached our excess of loss retention threshold for Irma and, as a result, all prior year development is fully ceded.

In late April 2021, severe hailstorms hit Texas and Oklahoma, which will impact both our vehicle and Property results in the second quarter. Our estimate of losses is still developing. Our Property excess of loss reinsurance program has an $80 million retention threshold from a single storm.

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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 5% for the first quarter 2021, compared to the same period last year. These increases partly reflect shifts in the type of loss experienced and the impact from COVID-19 restrictions implemented during the last three weeks of the first quarter 2020.
Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:
•Bodily injury increased about 13% and collision increased about 7% for the first quarter 2021, due in part to a shift in the mix to more severe accidents and rising repair costs compared to last year.
•Personal injury protection (PIP) decreased about 4% during the first quarter 2021, due in part to a high volume of reopened claims, primarily in Florida, in the first quarter 2020.
•Auto property damage was flat.
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our personal auto incurred frequency, on a calendar-year basis, decreased about 3% for the first quarter 2021, compared to the same period last year. Following are the frequency changes we experienced by coverage on a year-over-year basis, and primarily resulted from changes in driving patterns from those historically experienced:
•Auto property damage and bodily injury both decreased about 13%.
•PIP decreased about 17% for the quarter.
•Collision increased about 11% for the quarter.
We closely monitor the changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any degree of confidence, given the uncertainty of the current environment. We saw the number of vehicle miles driven decrease dramatically when the COVID-19 restrictions were first put in place, especially during the early months of the pandemic. We analyze trends to distinguish changes in our experience from other external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, advances in vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business or changes in driving patterns, to allow us to reserve more accurately for our loss exposures.
The changes we are disclosing in the paragraph below for our commercial auto products severity and frequency use a trailing 12-month period and exclude our TNC business. Using a trailing 12-month period addresses inherent seasonality trends in the commercial auto products and lessens the effects of month-to-month variability, including the impact of COVID-19 restrictions. Since the loss patterns in the TNC business are not indicative of our other commercial auto products, disclosing severity and frequency trends excluding that business is more indicative of our overall experience for the majority of our commercial auto products.
On a year-over-year basis, incurred severity in our commercial auto products increased 7% and frequency decreased 13%. The increase in severity is in part due to increased medical costs and actuarially determined reserves due to accelerating paid loss trends and shifts in the mix of business to for-hire transportation, which has higher average severity than the business auto and contractor business market targets. The frequency decrease was in part due to COVID-19 restrictions and continued product segmentation and underwriting, which created a mix shift toward more preferred, lower-frequency, business.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended March 31,
($ in millions)	2021		2020
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$(22.1)		$(9.5)
Current accident year	2.9		1.6
Calendar year actuarial adjustment	$(19.2)		$(7.9)
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustment	$(22.1)		$(9.5)
All other development	(102.3)		(134.6)
Total development	$(124.4)		$(144.1)
(Increase) decrease to calendar year combined ratio	(1.2)	pts.	(1.5)	pts.
Total development consists of both actuarial adjustments and “all other development” on prior accident years. The actuarial adjustments represent the net changes made by our actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in the projected frequency and severity trends, which allow them to adjust the reserves to reflect the current cost trends. For our Property business, 100% of catastrophe losses are reviewed monthly, and any development on catastrophe reserves are included as part of the actuarial adjustments. For the Personal Lines and Commercial Lines businesses, development for catastrophe losses for the vehicle businesses would be reflected in “all other development,” discussed below, to the extent they relate to prior year reserves. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years development.
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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date the reserves are initially established until losses are fully developed. Our ability to meet this objective is impacted by many factors. Changes in case law, particularly in PIP environments, can make it difficult to estimate reserves timely and with minimal variation. See Note 6 – Loss and Loss Adjustment Expense Reserves, for a more detailed discussion of our prior accident years development. We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs.
Underwriting Expenses
The companywide underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned) decreased 0.6 points for the first quarter 2021, compared to the same period last year. In the first quarter 2020, we increased our allowance for uncollectible accounts about 0.8 points due to billing leniencies that were put in place following the COVID-19 restrictions. The year-over-year increase in net premiums earned exceeded the increase in other underwriting expenses.
Progressive’s other underwriting expenses, net of fees and other revenues, increased 5% for the first quarter 2021, compared to the same period last year, primarily reflecting increased advertising spend. During the first quarter 2021, our advertising expenditures increased 25%, compared to the same period last year. We will continue to invest in advertising as long as we generate sales at a cost below the maximum amount we are willing to spend to acquire a new customer.

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

	Three Months Ended March 31,
($ in millions)	2021	2020	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$4,458.7	$4,026.5	11%
Direct	5,002.7	4,297.4	16
Total Personal Lines	9,461.4	8,323.9	14
Commercial Lines	1,794.1	1,144.1	57
Property	473.6	403.3	17
Total underwriting operations	$11,729.1	$9,871.3	19%
NET PREMIUMS EARNED
Personal Lines
Agency	$4,098.2	$3,828.7	7%
Direct	4,431.7	3,992.4	11
Total Personal Lines	8,529.9	7,821.1	9
Commercial Lines	1,417.8	1,189.0	19
Property	472.5	420.6	12
Total underwriting operations	$10,420.2	$9,430.7	10%

	March 31,
(thousands)	2021	2020	% Growth
POLICIES IN FORCE
Agency auto	7,863.5	7,164.6	10%
Direct auto	9,338.8	8,126.3	15
Total auto	17,202.3	15,290.9	13
Special lines[1]	5,026.7	4,574.5	10
Personal Lines — total	22,229.0	19,865.4	12
Commercial Lines	858.9	759.7	13
Property	2,566.3	2,264.1	13
Companywide total	25,654.2	22,889.2	12%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.
Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth. As shown in the tables below, we measure retention by policy life expectancy. We review our customer retention for our personal auto products using both a trailing 3-month and a trailing 12-month period. Although using a trailing 3-month measure does not address seasonality and can reflect more volatility, this measure is more responsive to current experience and generally can be an indicator of how our retention rates are moving, especially given the impact of events that occurred during 2020.
As of March 31, 2021, we believe the growth in our auto trailing 12-month policy life expectancy remains artificially high due to suspending cancellations of policies for nonpayment, which impacted renewal activity during 2020. We continue to disclose our changes in policy life expectancy using both a trailing 3-month and 12-month period; however, we believe that the trailing 12-month measure will be positively impacted by the factor discussed above through mid-2021.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments.

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year Quarter
	2021	2020
Applications
New	14%	2%
Renewal	14	10
Written premium per policy - Auto	(3)	1
Policy life expectancy - Auto
Trailing 3-months	12	(1)
Trailing 12-months	13	0
In our Personal Lines business, the increase in both new and renewal applications during 2021 resulted from increases in both our personal auto and special lines products. As discussed previously, the year-over-year comparisons will be impacted by the depressed growth in the first quarter 2020, resulting from the impact of COVID-19 restrictions that were put in place toward the end of the first quarter 2020.
During the three months ended March 31, 2021, our personal auto new application growth was 11%, compared to the same period last year. Our special lines products saw new applications increase 35% year over year, reflecting the continued high demand during the first quarter 2021, due to the overall growth in the RV, boat, and motorcycle industries. During the quarter, we continued to see strong renewal personal auto application growth, in part aided by rate decreases taken throughout 2020, in addition to the impact from the moratoriums and billing leniency efforts throughout 2020.
At the end of the first quarter 2021, we saw our Robinsons continue to enjoy year-over-year growth in personal auto policies in force that outpaced our other consumer segments (Sams, Dianes, and Wrights). New application growth across all four consumer segments was solid for the quarter. We experienced continued robust growth in Robinson quote volume; however, conversion in this consumer segment for the quarter was below last year. The other consumer segments have experienced increased year-over-year growth in both conversion and quoting and thus increases in the rate of growth in new business applications. Some of this growth can be attributed to the disproportionate drop in volume these consumer segments experienced March last year with the start of the pandemic.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel. The channel discussions below are focused on personal auto insurance since this product accounted for 95% of the Personal Lines segment net premiums written during the quarter.
The Agency Business

	Growth Over Prior Year Quarter
	2021	2020
Applications - Auto
New	5%	(3)%
Renewal	12	9
Written premium per policy - Auto	(2)	1
Policy life expectancy - Auto
Trailing 3-months	12	2
Trailing 12-months	13	4
The Agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the first quarter 2021, the Agency auto business experienced an increase in new application growth. During the quarter, we generated new auto application growth in 31 states, including six of our top 10 largest Agency states. Each of our consumer segments experienced positive new application and policy in force growth with the largest new application growth coming from our Sam consumer segment.
During the first quarter 2021, we experienced an increase in Agency auto quote volume of 5%, with the rate of conversion (i.e., converting a quote to a sale) unchanged, compared to the same period last year. Each consumer segment saw increases in quote volume, except for the Wrights where growth was flat, with Robinsons having the largest increase on a year-over-year basis.

We experienced an increase in the percentage of bundled Agency auto policies written for 12-month terms, which have about twice the amount of net premiums written compared to 6-month policies. At the end of the first quarter 2021, 12% of our Agency auto policies in force were 12-month policies, compared to about 10% a year earlier. Due to the rate decreases taken throughout 2020, written premium per policy on new Agency auto business was down 1% and renewal was down 2%, compared to the first quarter last year. During the last 12 months, we reduced rates primarily in response to driving and claims data gathered during the year.
The Direct Business

	Growth Over Prior Year Quarter
	2021	2020
Applications - Auto
New	17%	5%
Renewal	18	11
Written premium per policy - Auto	(4)	0
Policy life expectancy - Auto
Trailing 3-months	13	(4)
Trailing 12-months	14	(3)
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. The Direct business experienced solid new and renewal application growth during the first quarter 2021, reflecting our increase in advertising spend and a depressed first quarter 2020, due to the impact of COVID-19 restrictions. During the quarter, we generated new auto application growth in 49 states and the District of Columbia, including nine of our top 10 largest Direct states. Consistent with the Agency auto business, during the quarter, we grew our new Direct auto applications and policies in force across all consumer segments, with the largest percentage of new application growth generated from our Sam consumer segment.
During the first quarter 2021, we experienced an increase in Direct auto quote volume of 7% and our rate of conversion increased 9% compared to the same period last year. All consumer segments saw an increase in quotes with the Robinsons showing the largest increase on a year-over-year basis.
Written premium per policy for new Direct auto business decreased 5% and renewal business decreased 3%, reflecting rate decreases taken during the last 12 months.
E. Commercial Lines

	Growth Over Prior Year Quarter
	2021	2020
Applications - Auto
New	28%	5%
Renewal	13	8
Written premium per policy	12	4
Policy life expectancy - Trailing 12-months	7	1

Note: Table excludes our TNC and BOP products.
Our Commercial Lines business operates in five traditional business markets, which include business auto, for-hire transportation, contractor, for-hire specialty, and tow markets, primarily written through the agency channel. We also write transportation network company (TNC) business and business owners policy (BOP) insurance.
Similar to our experience in our personal auto businesses, our Commercial Lines business results for the first quarter 2020 were negatively impacted by COVID-19 restrictions, which influenced the demands and general consumer habits for goods and services provided by our Commercial Lines customers and required that certain businesses undergo temporary closure.
Commercial Lines experienced solid new application growth in the first quarter 2021, reflecting continued improvement in the economy and our competitiveness in the marketplace. The new application growth during the first quarter was primarily driven by growth in our for-hire transportation business market target, due to greater demand for shipping services in light of the pandemic.

During the first quarter 2021, we experienced improvement in new consumer shopping, reflecting a 19% increase in quote volume and a 7% rate of conversion increase, compared to the same period last year.
During the first quarter 2021, volume in our TNC business increased significantly compared to when COVID-19 restrictions were first put into place. In the first quarter 2021, our net premiums written continued to reflect the increase in rideshare usage we started to experience during the second half of 2020. In contrast, during the first quarter last year, we decreased TNC business net premiums written by $110.5 million, which reflected the decrease in actual miles driven during the period and revised estimates of the miles to be driven during the remainder of the policy terms as a result of the COVID-19 restrictions.
F. Property

	Growth Over Prior Year Quarter
	2021	2020
Applications
New	26%	7%
Renewal	12	17
Written premium per policy	1	1
Policy life expectancy - Trailing 12-months	(3)	(5)
Our Property business writes residential property insurance for homeowners, other property owners, and renters, in the agency and direct channels. During the first quarter 2021, our Property business experienced a solid increase in new applications, primarily driven by growth in our direct channel and our Robinsons consumer segment, and a continued rebound in the housing market for new home sales. Our Property segment was not significantly impacted by COVID-19 restrictions during 2020.
During the first quarter 2021, our Property business experienced an increase in written premium per policy on a year-over-year basis, due to rate increases taken during the last 12 months, in part offset by a shift in the mix of business to a larger share of renters policies, which have lower written premiums per policy.
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future period. At March 31, 2021 and December 31, 2020, we reported net federal deferred tax liabilities, and a net federal deferred tax asset at March 31, 2020. At March 31, 2021 and 2020, and December 31, 2020, we had net current income taxes payable of $372.4 million, $508.0 million, and $163.5 million, respectively, which were reported as part of other liabilities.
Our effective tax rate was 20.8% for the first quarter 2021, compared to 20.1% for the same period last year.

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

The following table summarizes investment results for the periods ended March 31:

	Three Months
	2021	2020
Pretax recurring investment book yield (annualized)	2.1%	2.7%
Weighted average FTE book yield (annualized)	2.1	2.7
FTE total return:
Fixed-income securities	(0.9)	1.2
Common stocks	12.5	(20.5)
Total portfolio	0.3	(0.6)

The decrease in the book yield compared to last year reflects investing new cash from operations and portfolio turnover during the past twelve months in lower interest rate securities. The decrease in our fixed-income total return reflects the increase in interest rates during the first quarter 2021.

A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended March 31, follows:

	Three Months
	2021	2020
Fixed-income securities:
U.S. Treasury Notes	(1.1)%	6.3%
Municipal bonds	(1.1)	2.7
Corporate bonds	(1.5)	(0.7)
Residential mortgage-backed securities	0.4	(2.8)
Commercial mortgage-backed securities	(0.8)	(2.8)
Other asset-backed securities	0.2	(0.5)
Preferred stocks	(0.1)	(12.2)
Short-term investments	0	0.4

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
March 31, 2021
U.S. government obligations	$16,073.4	33.9%	3.3	AAA
State and local government obligations	2,624.1	5.6	4.2	AA
Corporate debt securities	10,436.2	22.0	3.7	BBB
Residential mortgage-backed securities	553.2	1.2	1.0	AA
Commercial mortgage-backed securities	5,892.0	12.4	3.2	AA-
Other asset-backed securities	3,323.4	7.0	1.0	AA+
Preferred stocks	1,696.7	3.6	3.7	BBB-
Short-term investments	2,243.1	4.7	0.1	A
Total fixed-income securities	42,842.1	90.4	3.1	AA-
Common equities	4,558.5	9.6	na	na
Total portfolio[2]	$47,400.6	100.0%	3.1	AA-
March 31, 2020
U.S. government obligations	$11,495.7	28.5%	4.2	AAA
State and local government obligations	2,304.2	5.7	3.9	AA+
Corporate debt securities	9,491.9	23.5	3.6	BBB+
Residential mortgage-backed securities	556.6	1.4	0.8	AA
Commercial mortgage-backed securities	5,664.3	14.0	2.4	AA
Other asset-backed securities	4,639.1	11.5	0.9	AAA-
Preferred stocks	1,058.2	2.6	2.5	BBB-
Short-term investments	2,524.2	6.3	<0.1	A
Total fixed-income securities	37,734.2	93.5	3.0	AA-
Common equities	2,608.1	6.5	na	na
Total portfolio[2]	$40,342.3	100.0%	3.0	AA-
December 31, 2020
U.S. government obligations	$12,740.0	26.8%	3.3	AAA
State and local government obligations	3,221.8	6.8	4.4	AA
Corporate debt securities	10,185.2	21.4	3.8	BBB
Residential mortgage-backed securities	509.5	1.1	1.0	AA
Commercial mortgage-backed securities	6,175.1	13.0	3.2	AA-
Other asset-backed securities	3,784.6	7.9	1.0	AA+
Preferred stocks	1,642.6	3.5	3.6	BBB-
Short-term investments	5,218.5	11.0	<0.1	AA
Total fixed-income securities	43,477.3	91.5	2.9	AA-
Common equities	4,053.0	8.5	na	na
Total portfolio[2]	$47,530.3	100.0%	2.9	AA-
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
2Our portfolio reflects the effect of net unsettled security transactions; at March 31, 2021, we had $363.1 million in other liabilities, compared to $598.0 million and $95.5 million at March 31, 2020 and December 31, 2020, respectively.
The total fair value of the portfolio at March 31, 2021 and 2020, and December 31, 2020, included $3.7 billion, $2.6 billion, and $6.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions. During the first quarter 2021, we used a portion of these investments to pay our fourth quarter and annual 2020 common share dividends.

Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities.

We define Group I securities to include:
•common equities,
•nonredeemable preferred stocks,
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

The following table shows the composition of our Group I and Group II securities:

	March 31, 2021		March 31, 2020		December 31, 2020
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$1,254.6	2.6%	$357.4	0.9%	$1,006.4	2.1%
Redeemable preferred stocks[1]	94.8	0.2	62.4	0.1	97.3	0.2
Nonredeemable preferred stocks	1,507.2	3.2	933.4	2.3	1,447.9	3.1
Common equities	4,558.5	9.6	2,608.1	6.5	4,053.0	8.5
Total Group I securities	7,415.1	15.6	3,961.3	9.8	6,604.6	13.9
Group II securities:
Other fixed maturities	37,742.4	79.7	33,856.8	83.9	35,707.2	75.1
Short-term investments	2,243.1	4.7	2,524.2	6.3	5,218.5	11.0
Total Group II securities	39,985.5	84.4	36,381.0	90.2	40,925.7	86.1
Total portfolio	$47,400.6	100.0%	$40,342.3	100.0%	$47,530.3	100.0%
1We did not hold any non-investment-grade redeemable preferred stocks at March 31, 2021 and 2020, or December 31, 2020.
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

Unrealized Gains and Losses
As of March 31, 2021, our fixed-maturity portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $523.5 million, compared to $538.9 million and $1,206.6 million at March 31, 2020 and December 31, 2020, respectively. The decrease from March 31, 2020, reflects sales of securities with unrealized gains in 2020 as well as increasing interest rates during the first quarter 2021. The decrease from December 31, 2020, was primarily due to increasing interest rates, which resulted in valuation decreases in all fixed-maturity sectors, most prominently in the U.S. Government and corporate portfolios.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Holding Period Gains and Losses

The following table provides the gross and net holding period gain (loss) balance and activity during the three months ended March 31, 2021:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2020
Hybrid fixed-maturity securities	$15.2	$0	$15.2
Equity securities	2,961.5	(6.6)	2,954.9
Total holding period securities	2,976.7	(6.6)	2,970.1
Current year change in holding period securities
Hybrid fixed-maturity securities	(6.0)	(4.9)	(10.9)
Equity securities	452.7	(0.3)	452.4
Total changes in holding period securities	446.7	(5.2)	441.5
Balance at March 31, 2021
Hybrid fixed-maturity securities	9.2	(4.9)	4.3
Equity securities	3,414.2	(6.9)	3,407.3
Total holding period securities	$3,423.4	$(11.8)	$3,411.6

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
Following are the primary exposures for our fixed-income portfolio. Details of our policies related to these exposures can be found in the Management’s Discussion and Analysis included in our 2020 Annual Report to Shareholders.
•Interest rate risk - our duration of 3.1 years at March 31, 2021, fell within our acceptable range of 1.5 to 5 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2021	March 31, 2020	December 31, 2020
1 year	20.2%	24.6%	19.5%
2 years	17.9	13.6	18.7
3 years	25.7	22.8	24.9
5 years	18.1	21.3	18.5
7 years	11.7	11.2	10.9
10 years	6.4	6.5	7.5
Total fixed-income portfolio	100.0%	100.0%	100.0%

•Credit risk - our credit quality rating of AA- was above our minimum threshold during the first quarter 2021. The credit quality distribution of the fixed-income portfolio was:

Rating	March 31, 2021	March 31, 2020	December 31, 2020
AAA	52.6%	54.4%	53.3%
AA	8.1	8.7	9.8
A	10.6	12.5	11.1
BBB	24.7	22.7	22.9
Non-investment grade/non-rated[1]
BB	3.4	1.3	2.4
B	0.3	0.2	0.2
CCC and lower	0.1	0	0.1
Non-rated	0.2	0.2	0.2
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 3.8% of the total fixed-income portfolio at March 31, 2021, compared to 1.5% at March 31, 2020 and 2.9% at December 31, 2020.

•Concentration risk - we did not have any investments in a single issuer, either overall or in the context of individual assets classes and sectors, that exceeded our thresholds during the first quarter 2021.
•Prepayment and extension risk - we did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the first quarter 2021.
•Liquidity risk - our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements.
◦The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $3.4 billion, or 13.8%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2021. Cash from interest and dividend payments provides an additional source of recurring liquidity.
◦The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at March 31, 2021:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$1,068.8	0.6
One to two years	4,018.0	1.6
Two to three years	4,673.8	2.6
Three to five years	4,143.6	4.3
Five to seven years	1,274.4	6.7
Seven to ten years	894.8	8.6
Total U.S. Treasury Notes	$16,073.4	3.3

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities (ABS), which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)[1]
March 31, 2021
Residential mortgage-backed securities	$553.2	$4.9	5.7%	1.0	AA
Commercial mortgage-backed securities	5,892.0	23.7	60.3	3.2	AA-
Other asset-backed securities	3,323.4	29.9	34.0	1.0	AA+
Total asset-backed securities	$9,768.6	$58.5	100.0%	2.4	AA-
March 31, 2020
Residential mortgage-backed securities	$556.6	$(17.7)	5.1%	0.8	AA
Commercial mortgage-backed securities	5,664.3	(158.1)	52.2	2.4	AA
Other asset-backed securities	4,639.1	(35.7)	42.7	0.9	AAA-
Total asset-backed securities	$10,860.0	$(211.5)	100.0%	1.7	AA+
December 31, 2020
Residential mortgage-backed securities	$509.5	$6.2	4.9%	1.0	AA
Commercial mortgage-backed securities	6,175.1	132.5	59.0	3.2	AA-
Other asset-backed securities	3,784.6	39.6	36.1	1.0	AA+
Total asset-backed securities	$10,469.2	$178.3	100.0%	2.3	AA
1 The credit quality ratings in the table above are assigned by NRSROs.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at March 31, 2021, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at March 31, 2021)
($ in millions) Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$333.7	$1.8	$335.5	60.6%
AA	87.4	0.5	87.9	15.9
A	26.8	0	26.8	4.8
BBB	30.0	0	30.0	5.4
Non-investment grade/non-rated:
BB	35.7	0	35.7	6.5
B	8.1	0	8.1	1.5
CCC and lower	8.7	0	8.7	1.6
Non-rated	20.5	0	20.5	3.7
Total fair value	$550.9	$2.3	$553.2	100.0%
Increase (decrease) in value	0.9%	7.9%	0.9%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our RMBS, $33.3 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $39.7 million, or 7.2% of our total RMBS, are not rated by the NAIC and are classified as Group I.
2The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

In the residential mortgage-backed sector, our portfolio consists of deals that are backed by high-credit quality borrowers or have strong structural protections through underlying loan collateralization. In our view, the risk/reward potential during the first three months of 2021 was lower in this portfolio relative to other comparable investments.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at March 31, 2021, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at March 31, 2021)
($ in millions) Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$336.3	$1,775.5	$2,111.8	35.8%
AA	0	1,631.0	1,631.0	27.7
A	0	1,117.0	1,117.0	19.0
BBB	0	840.6	840.6	14.3
Non-investment grade/non-rated:
BB	0	191.3	191.3	3.2
B	0.3	0	0.3	0
Total fair value	$336.6	$5,555.4	$5,892.0	100.0%
Increase (decrease) in value	3.2%	0.2%	0.4%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBS, $0.8 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $190.8 million, or 3.2% of our total CMBS, are not rated by the NAIC and are classified as Group I.

During the first quarter 2021, we were active in purchasing single-asset/single-borrower securities in both new issue and secondary markets. The strong market tone from the end of the year continued into the first quarter, with new issues being received well and credit spreads narrowing. We also focused on adding to some existing positions in the high-quality office and life sciences sectors.

During the first quarter 2021, we sold some of our AAA-rated securities, in both the fixed-rate and floating-rate sectors. We also continued scaling back on positions that had performed well or were no longer core to our strategy.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at March 31, 2021, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at March 31, 2021)
($ in millions) Rating	Automobile	Credit Card	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$1,023.4	$101.8	$145.0	$0	$547.0	$449.9	$2,267.1	68.2%
AA	204.6	0	18.2	0	133.3	39.1	395.2	11.9
A	34.0	0	10.2	0	118.1	61.5	223.8	6.7
BBB	7.2	0	0	430.1	0	0	437.3	13.2
Total fair value	$1,269.2	$101.8	$173.4	$430.1	$798.4	$550.5	$3,323.4	100.0%
Increase (decrease) in value	0.4%	1.3%	1.7%	1.5%	1.3%	0.6%	0.9%

As we believed valuations across other asset classes were more attractive during the quarter, our OABS portfolio offered less relative value. We selectively added to our automobile, equipment, and student loan OABS sectors mostly through new issuances. Due to amortization and scheduled returns of principal, our OABS portfolio decreased during the first quarter 2021.

MUNICIPAL SECURITIES
The following table details the credit quality rating of our municipal securities at March 31, 2021, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2021)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$578.6	$255.5	$834.1
AA	467.1	762.8	1,229.9
A	0	559.1	559.1
BBB	0	1.0	1.0
Total	$1,045.7	$1,578.4	$2,624.1

Included in revenue bonds were $513.6 million of single-family housing revenue bonds issued by state housing finance agencies, of which $364.8 million were supported by individual mortgages held by the state housing finance agencies and $148.8 million were supported by mortgage-backed securities.

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

As spreads tightened during the quarter, we continued to reduce our allocation to the municipal sector. Our sales were primarily in revenue bonds purchased in 2020 at more attractive levels. As mutual funds continued receiving strong inflows, the municipal sector has performed relatively well. At current valuations, a smaller portion of the municipal market is attractive to us on a relative value basis.
CORPORATE SECURITIES
The following table details the credit quality rating of our corporate securities at March 31, 2021:

Corporate Securities (at March 31, 2021)
(millions) Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$30.1	$0	$0	$0	$30.1
AA	98.9	0	0	135.9	26.0	0	8.0	268.8
A	500.0	221.8	201.0	1,087.6	194.4	124.3	103.7	2,432.8
BBB	2,406.7	1,558.2	213.8	1,243.9	552.1	43.1	627.5	6,645.3
Non-investment grade/non-rated:
BB	296.1	126.9	130.6	109.9	139.5	36.1	42.8	881.9
B	121.9	5.2	0	0	0	0	0	127.1
CCC and lower	50.2	0	0	0	0	0	0	50.2
Total fair value	$3,473.8	$1,912.1	$545.4	$2,607.4	$912.0	$203.5	$782.0	$10,436.2

During the first quarter 2021, we took advantage of attractive credit spreads prevailing in the market and increased the size of our corporate bond portfolio. As credit spreads narrowed later in the quarter, we sold some positions since we believed the risk/reward for holding the positions was no longer justified.

Overall, our corporate securities are a larger percentage of the fixed-income portfolio, compared to the end of 2020. At March 31, 2021, the portfolio was approximately 24.4% of our fixed-income portfolio, compared to approximately 23.4% at December 31, 2020. We increased the size of this portfolio based on our expectation that supportive fiscal and monetary policy would create an environment that would be conducive to further compression in credit spreads. In addition, we shortened our duration during the quarter to 3.7 years at March 31, 2021, compared to 3.8 years at December 31, 2020.

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
The table below shows the exposure break-down by sector and rating at March 31, 2021:

Preferred Stocks (at March 31, 2021)
	Financial Services
(millions) Rating	U.S. Banks	Foreign Banks	Insurance	Other	Industrials	Utilities	Total
A	$50.0	$0	$0	$9.8	$0	$0	$59.8
BBB	937.1	0	145.4	45.5	127.5	11.4	1,266.9
Non-investment grade/non-rated:
BB	144.6	106.7	0	0	25.2	41.9	318.4
Non-rated	0	0	0	35.0	16.6	0	51.6
Total fair value	$1,131.7	$106.7	$145.4	$90.3	$169.3	$53.3	$1,696.7
The majority of our preferred securities have fixed-rate dividends until a call date and then, if not called, generally convert to floating-rate dividends. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating-rate features. Although a preferred security will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. Our non-investment-grade preferred stocks were all with issuers that maintain investment-grade senior debt ratings.
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of March 31, 2021, all of our preferred securities continued to pay their dividends in full and on time. Approximately 81% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.

During the first quarter 2021, our preferred stock portfolio had a slight negative return as their high level of income was not able to offset declines in price due to higher rates.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	March 31, 2021		March 31, 2020		December 31, 2020
Common stocks	$4,555.3	99.9%	$2,607.8	100.0%	$4,049.9	99.9%
Other risk investments	3.2	0.1	0.3	0	3.1	0.1
Total common equities	$4,558.5	100.0%	$2,608.1	100.0%	$4,053.0	100.0%
The majority of our common stock portfolio is an indexed portfolio, which consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 859 out of 1,023, or 84%, of the common stocks comprising the index at March 31, 2021, which made up 96% of the total market capitalization of the index. At March 31, 2021 and 2020, and December 31, 2020, the year-to-date total return, based on GAAP income, was within our targeted tracking error, which is +/- 50 basis points. In addition to the indexed portfolio, our common stock portfolio includes other common stocks we may hold, including one of our preferred stock holdings that went public as a common stock toward the end of 2020 and recognized a significant increase in value following the public offering.
The other risk investments consist of limited partnership interests. During the first quarter 2021, we funded $0.1 million on a partnership investment and have an open funding commitment of $7.1 million at March 31, 2021 on this investment.

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
•impacts from the outbreak of the novel coronavirus, or COVID-19, and the restrictions put in place to help slow and/or stop the spread of the virus; and
•other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission, including, without limitation, the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.1 years at March 31, 2021, 3.0 years at March 31, 2020, and 2.9 years at December 31, 2020. The weighted average beta of the equity portfolio was 1.12 at March 31, 2021, 1.00 at March 31, 2020, and 1.09 at December 31, 2020. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

PART II—OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes in the risk factors from those discussed in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2021 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	337,475	$95.55	2,424,999	22,575,001
February	595,906	87.74	3,020,905	21,979,095
March	3,109	87.30	3,024,014	21,975,986
Total	936,490	$90.55

In May 2019, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the first quarter 2021, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.
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

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	May 4, 2021	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10	10.1	Form of Restricted Stock Unit Award Agreement for 2021 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2021)	Current Report on Form 8-K (filed March 25, 2021; Exhibit 10.1 therein)

10	10.2	Form of Restricted Stock Unit Award Agreement for 2021 Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2021)	Current Report on Form 8-K (filed March 25, 2021; Exhibit 10.2 therein)

10	10.3	Form of Restricted Stock Unit Award Agreement for 2021 Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2021)	Current Report on Form 8-K (filed March 25, 2021; Exhibit 10.3 therein)

10	10.4	The Progressive Corporation Executive Separation Allowance Plan (2021 Amendment and Restatement)	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith