Form 10-Q
period 2021-06-30
PROGRESSIVE CORP/OH/
filed 2021-08-03
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
Common Shares, $1.00 par value: 585,164,326 outstanding at June 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2021	2020	2021	2020
(millions — except per share amounts)
Revenues
Net premiums earned	$10,982.3	$9,648.6	$21,402.5	$19,079.3
Investment income	210.7	243.8	430.9	485.0
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	410.1	260.0	553.9	575.2
Net holding period gains (losses) on securities	54.2	630.8	495.7	(238.0)
Net impairment losses recognized in earnings	(2.5)	0	(2.5)	0
Total net realized gains (losses) on securities	461.8	890.8	1,047.1	337.2
Fees and other revenues	176.2	129.5	341.9	283.0
Service revenues	74.5	59.0	128.3	110.6
Total revenues	11,905.5	10,971.7	23,350.7	20,295.1
Expenses
Losses and loss adjustment expenses	8,406.4	5,321.4	15,516.9	11,476.6
Policy acquisition costs	928.8	795.5	1,803.2	1,578.3
Other underwriting expenses	1,440.5	1,438.9	2,921.6	2,848.8
Policyholder credit expense	0	1,033.4	0	1,033.4
Investment expenses	6.3	4.5	11.9	9.8
Service expenses	67.9	52.8	117.2	100.3
Interest expense	56.4	56.4	112.8	104.4
Total expenses	10,906.3	8,702.9	20,483.6	17,151.6
Net Income
Income before income taxes	999.2	2,268.8	2,867.1	3,143.5
Provision for income taxes	209.1	478.4	597.0	654.0
Net income	790.1	1,790.4	2,270.1	2,489.5
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	91.1	567.4	(448.5)	630.2
Net unrealized losses on forecasted transactions	0.3	0.2	0.5	0.4
Foreign currency translation adjustment	(0.5)	0	(0.5)	0
Other comprehensive income (loss)	90.9	567.6	(448.5)	630.6
Comprehensive income	$881.0	$2,358.0	$1,821.6	$3,120.1
Computation of Earnings Per Common Share
Net income	$790.1	$1,790.4	$2,270.1	$2,489.5
Less: Preferred share dividends	6.7	6.7	13.4	13.4
Net income available to common shareholders	$783.4	$1,783.7	$2,256.7	$2,476.1
Average common shares outstanding - Basic	584.6	584.8	584.7	584.8
Net effect of dilutive stock-based compensation	2.2	2.4	2.1	2.3
Total average equivalent common shares - Diluted	586.8	587.2	586.8	587.1
Basic: Earnings per common share	$1.34	$3.05	$3.86	$4.23
Diluted: Earnings per common share	$1.34	$3.04	$3.85	$4.22

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31,
(millions — except per share amount)	2021	2020	2020
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $42,378.0, $33,467.9, and $35,589.1)	$43,031.0	$34,726.4	$36,810.9
Short-term investments (amortized cost: $1,710.6, $4,700.5, and $5,218.5)	1,710.6	4,700.5	5,218.5
Total available-for-sale securities	44,741.6	39,426.9	42,029.4
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $1,536.2, $1,205.4, and $1,358.7)	1,662.3	1,180.6	1,447.9
Common equities (cost: $1,213.4, $1,128.8, and $1,187.3)	4,538.9	3,170.4	4,053.0
Total equity securities	6,201.2	4,351.0	5,500.9
Total investments	50,942.8	43,777.9	47,530.3
Cash and cash equivalents	99.5	108.0	76.5
Restricted cash and cash equivalents	15.1	1.1	0
Total cash, cash equivalents, and restricted cash	114.6	109.1	76.5
Accrued investment income	179.3	190.8	176.4
Premiums receivable, net of allowance for credit losses of $245.2, $437.9, and $356.2	9,436.2	7,557.4	8,160.1
Reinsurance recoverables	4,709.1	3,654.3	4,019.4
Prepaid reinsurance premiums	620.0	361.3	368.1
Deferred acquisition costs	1,360.6	1,154.8	1,237.2
Property and equipment, net of accumulated depreciation of $1,396.5, $1,241.7, and $1,291.4	1,086.4	1,189.8	1,106.0
Goodwill	452.7	452.7	452.7
Intangible assets, net of accumulated amortization of $354.6, $297.8, and $326.1	146.5	199.7	171.4
Other assets	776.1	773.6	800.2
Total assets	$69,824.3	$59,421.4	$64,098.3
Liabilities
Unearned premiums	$15,555.9	$13,055.6	$13,437.5
Loss and loss adjustment expense reserves	23,895.6	18,512.0	20,265.8
Net federal deferred income taxes	219.4	211.2	310.0
Dividends payable on common shares	58.5	58.5	2,694.5
Accounts payable, accrued expenses, and other liabilities	6,021.8	5,518.8	4,955.8
Debt[1]	5,397.5	5,394.7	5,396.1
Total liabilities	51,148.7	42,750.8	47,059.7
Shareholders’ Equity
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.6, 797.5, and 797.5, including treasury shares of 212.4, 212.1, and 212.3)	585.2	585.4	585.2
Paid-in capital	1,712.3	1,614.5	1,672.9
Retained earnings	15,401.0	13,001.8	13,354.9
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	498.8	991.0	947.3
Net unrealized losses on forecasted transactions	(15.1)	(16.0)	(15.6)
Foreign currency translation adjustment	(0.5)	0	0
Total accumulated other comprehensive income (loss)	483.2	975.0	931.7
Total shareholders’ equity	18,675.6	16,670.6	17,038.6
Total liabilities and shareholders’ equity	$69,824.3	$59,421.4	$64,098.3
1 Consists of both short-term and long-term debt. See Note 4 – Debt for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2021	2020	2021	2020
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$493.9	$493.9	$493.9	$493.9
Balance, end of period	493.9	493.9	493.9	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	585.2	585.3	585.2	584.6
Treasury shares purchased	(0.2)	(0.1)	(1.1)	(0.4)
Net restricted equity awards issued/vested	0.2	0.2	1.1	1.2
Balance, end of period	585.2	585.4	585.2	585.4
Paid-In Capital
Balance, beginning of period	1,685.5	1,601.9	1,672.9	1,573.4
Amortization of equity-based compensation	26.9	21.9	42.7	45.2
Treasury shares purchased	(0.3)	0	(3.0)	(1.0)
Net restricted equity awards issued/vested	(0.2)	(0.2)	(1.1)	(1.2)
Reinvested dividends on restricted stock units	0.4	0.4	0.8	0.7
Adjustment to carrying amount of redeemable noncontrolling interest	0	(9.5)	0	(2.6)
Balance, end of period	1,712.3	1,614.5	1,712.3	1,614.5
Retained Earnings
Balance, beginning of period	14,679.6	11,266.2	13,354.9	10,679.6
Net income	790.1	1,790.4	2,270.1	2,489.5
Treasury shares purchased	(10.1)	(2.5)	(91.3)	(27.7)
Cash dividends declared on common shares ($0.10, $0.10, $0.20, and $0.20 per share)	(58.4)	(58.4)	(116.8)	(116.8)
Cash dividends declared on Serial Preferred Shares, Series B ($0, $0, $0, and $26.875 per share)	0	0	0	(13.4)
Reinvested dividends on restricted stock units	(0.4)	(0.4)	(0.8)	(0.7)
Other, net	0.2	6.5	(15.1)	(8.7)
Balance, end of period	15,401.0	13,001.8	15,401.0	13,001.8
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	392.3	404.2	931.7	341.7
Attributable to noncontrolling interest	0	3.2	0	2.7
Other comprehensive income (loss)	90.9	567.6	(448.5)	630.6
Balance, end of period	483.2	975.0	483.2	975.0
Total shareholders’ equity	$18,675.6	$16,670.6	$18,675.6	$16,670.6
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2021	2020
(millions)
Cash Flows From Operating Activities
Net income	$2,270.1	$2,489.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129.4	130.3
Amortization of intangible assets	28.5	28.6
Net amortization of fixed-income securities	62.1	42.5
Amortization of equity-based compensation	42.7	45.2
Net realized (gains) losses on securities	(1,047.1)	(337.2)
Net (gains) losses on disposition of property and equipment	0.5	1.8
Changes in:
Premiums receivable	(1,183.5)	(50.1)
Reinsurance recoverables	(237.3)	(275.4)
Prepaid reinsurance premiums	(244.6)	265.2
Deferred acquisition costs	(123.4)	(98.3)
Income taxes	(81.0)	590.6
Unearned premiums	2,051.5	666.8
Loss and loss adjustment expense reserves	2,481.0	406.6
Accounts payable, accrued expenses, and other liabilities	717.8	(2.0)
Other, net	71.7	(25.5)
Net cash provided by operating activities	4,938.4	3,878.6
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(18,364.5)	(18,193.5)
Equity securities	(416.1)	(671.3)
Sales:
Fixed maturities	8,703.2	13,749.2
Equity securities	590.2	382.1
Maturities, paydowns, calls, and other:
Fixed maturities	3,898.2	4,106.4
Equity securities	67.1	79.0
Net (purchases) sales of short-term investments	3,587.0	(2,883.1)
Net unsettled security transactions	316.6	266.0
Purchases of property and equipment	(98.5)	(110.7)
Acquisition of Protective Insurance Corporation, net of cash, cash equivalents, and restricted cash acquired[1]	(313.2)	0
Sales of property and equipment	11.5	4.8
Net cash used in investing activities	(2,018.5)	(3,271.1)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(2,753.0)	(1,433.9)
Dividends paid to preferred shareholders	(13.4)	(13.4)
Acquisition of treasury shares for restricted stock tax liabilities	(30.4)	(29.1)
Acquisition of treasury shares acquired in open market	(65.0)	0
Payment of acquired company debt[1]	(20.0)	0
Acquisition of additional shares of ARX Holding Corp.	0	(243.0)
Net proceeds from debt issuances	0	986.3
Proceeds from exercise of equity options	0	7.3
Net cash used in financing activities	(2,881.8)	(725.8)
Increase (decrease) in cash, cash equivalents, and restricted cash	38.1	(118.3)
Cash, cash equivalents, and restricted cash – January 1	76.5	227.4
Cash, cash equivalents, restricted cash, and restricted cash equivalents – June 30	$114.6	$109.1
1 See Note 14 – Acquisition for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation, our wholly owned insurance and non-insurance subsidiaries and affiliates in which we have a controlling financial interest (Progressive), including, beginning on June 1, 2021, Protective Insurance Corporation and its subsidiaries (Protective Insurance), which Progressive acquired on that date; See Note 14 – Acquisition for further discussion.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2021, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report to Shareholders).
We perform analyses to evaluate our premiums receivables for expected credit losses. See the 2020 Annual Report to Shareholders for a discussion on our premium receivables allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivables:

	Three Months		Six Months
Periods Ended June 30,	2021	2020	2021	2020
(millions)
Allowance for credit loss, beginning of period	$265.3	$344.7	$356.2	$283.2
Allowance acquired during period[1]	3.5	0	3.5	0
Increase in allowance[2]	87.4	196.2	148.3	366.5
Write-offs[3]	(111.0)	(103.0)	(262.8)	(211.8)
Allowance for credit loss, end of period	$245.2	$437.9	$245.2	$437.9
1 Represents the amount of the allowance acquired in the Protective Insurance acquisition.
2 Represents the incremental increase in other underwriting expenses.
3 Represents portion of allowance that is reversed when premiums receivables are written off.
For the three and six months ended June 30, 2021, the increase in our allowance for credit losses was lower than prior periods reflecting greater collections received on outstanding premiums receivable balances, due in part to changes in consumer spending habits and government stimulus and tax refund checks distributed during the periods. In contrast, during the three and six months ended June 30, 2020, the increase in the allowance in part reflects the greater potential for credit losses at that time due to the financial hardships of policyholders as a result of the economic impacts related to the spread of the novel coronavirus, COVID-19.
Other assets on the consolidated balance sheets include certain long-lived assets that are considered “held for sale.” The fair value of these held for sale assets, less the estimated costs to sell, was $57.5 million at June 30, 2021, $31.1 million at June 30, 2020, and $56.6 million at December 31, 2020.

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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2021
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$19,339.3	$171.3	$(72.9)	$0	$19,437.7	38.1%
State and local government obligations	2,379.1	64.7	(3.3)	0	2,440.5	4.8
Corporate debt securities	10,327.5	372.1	(9.9)	1.2	10,690.9	21.0
Residential mortgage-backed securities	666.9	4.6	(1.1)	0.9	671.3	1.3
Commercial mortgage-backed securities	5,628.2	91.4	(11.5)	0	5,708.1	11.2
Other asset-backed securities	3,865.9	34.6	(1.5)	0	3,899.0	7.7
Redeemable preferred stocks	171.1	1.7	(1.4)	12.1	183.5	0.4
Total fixed maturities	42,378.0	740.4	(101.6)	14.2	43,031.0	84.5
Short-term investments	1,710.6	0	0	0	1,710.6	3.3
Total available-for-sale securities	44,088.6	740.4	(101.6)	14.2	44,741.6	87.8
Equity securities:
Nonredeemable preferred stocks	1,536.2	0	0	126.1	1,662.3	3.3
Common equities	1,213.4	0	0	3,325.5	4,538.9	8.9
Total equity securities	2,749.6	0	0	3,451.6	6,201.2	12.2
Total portfolio[1]	$46,838.2	$740.4	$(101.6)	$3,465.8	$50,942.8	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2020
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$8,814.5	$463.4	$(0.1)	$0	$9,277.8	21.2%
State and local government obligations	3,426.0	148.9	(0.6)	0	3,574.3	8.2
Corporate debt securities	10,493.2	571.4	(3.4)	1.3	11,062.5	25.3
Residential mortgage-backed securities	541.0	5.4	(3.4)	0	543.0	1.2
Commercial mortgage-backed securities	5,728.5	89.1	(55.8)	0	5,761.8	13.2
Other asset-backed securities	4,313.3	45.3	(3.7)	0	4,354.9	9.9
Redeemable preferred stocks	151.4	2.0	(1.4)	0.1	152.1	0.3
Total fixed maturities	33,467.9	1,325.5	(68.4)	1.4	34,726.4	79.3
Short-term investments	4,700.5	0	0	0	4,700.5	10.8
Total available-for-sale securities	38,168.4	1,325.5	(68.4)	1.4	39,426.9	90.1
Equity securities:
Nonredeemable preferred stocks	1,205.4	0	0	(24.8)	1,180.6	2.7
Common equities	1,128.8	0	0	2,041.6	3,170.4	7.2
Total equity securities	2,334.2	0	0	2,016.8	4,351.0	9.9
Total portfolio[1]	$40,502.6	$1,325.5	$(68.4)	$2,018.2	$43,777.9	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2020
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$12,437.9	$305.8	$(3.7)	$0	$12,740.0	26.8%
State and local government obligations	3,099.4	123.1	(0.7)	0	3,221.8	6.8
Corporate debt securities	9,579.7	601.7	(0.1)	3.9	10,185.2	21.4
Residential mortgage-backed securities	503.3	7.1	(0.9)	0	509.5	1.1
Commercial mortgage-backed securities	6,042.6	142.5	(10.0)	0	6,175.1	13.0
Other asset-backed securities	3,745.0	40.1	(0.5)	0	3,784.6	7.9
Redeemable preferred stocks	181.2	3.6	(1.4)	11.3	194.7	0.4
Total fixed maturities	35,589.1	1,223.9	(17.3)	15.2	36,810.9	77.4
Short-term investments	5,218.5	0	0	0	5,218.5	11.0
Total available-for-sale securities	40,807.6	1,223.9	(17.3)	15.2	42,029.4	88.4
Equity securities:
Nonredeemable preferred stocks	1,358.7	0	0	89.2	1,447.9	3.1
Common equities	1,187.3	0	0	2,865.7	4,053.0	8.5
Total equity securities	2,546.0	0	0	2,954.9	5,500.9	11.6
Total portfolio[1]	$43,353.6	$1,223.9	$(17.3)	$2,970.1	$47,530.3	100.0%
1Our portfolio reflects the effect of net unsettled security transactions; at June 30, 2021, we had $412.1 million in other liabilities, compared to $277.9 million and $95.5 million at June 30, 2020 and December 31, 2020, respectively.
The total fair value of the portfolio at June 30, 2021 and 2020, and December 31, 2020, included $3.3 billion, $2.3 billion, and $6.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions. During the first six months of 2021, we used a portion of these investments to pay our common share dividends and repurchase common shares.

At June 30, 2021, bonds and certificates of deposit in the principal amount of $409.4 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at June 30, 2021 or 2020, or December 31, 2020. At June 30, 2021, we did not hold any debt securities that were non-income producing during the preceding 12 months and held $12.7 million of foreign government obligations at June 30, 2021, which we classified in our corporate debt portfolio.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.

We invested in repurchase and reverse repurchase transactions during 2021 and 2020, but did not have any open positions at June 30, 2021 and 2020, or December 31, 2020. To the extent we enter into repurchase or reverse repurchase transactions, consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our consolidated balance sheets, despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	June 30,
(millions)	2021	2020	December 31, 2020
Fixed Maturities:
State and local government obligations	$0	$3.4	$0
Corporate debt securities	296.7	84.3	188.4
Residential mortgage-backed securities	163.1	0	0
Other asset-backed securities	66.9	2.2	34.8
Redeemable preferred stocks	132.2	90.2	131.4
Total hybrid securities	$658.9	$180.1	$354.6

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
Fixed Maturities The composition of fixed maturities by maturity at June 30, 2021, was:

(millions)	Cost	Fair Value
Less than one year	$4,964.2	$4,985.6
One to five years	27,027.8	27,458.0
Five to ten years	10,125.0	10,323.1
Ten years or greater	261.0	264.3
Total	$42,378.0	$43,031.0

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

Gross Unrealized Losses The following tables show the composition of gross unrealized losses, for which no credit related impairment has been recognized, by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2021
U.S. government obligations	59	$10,629.4	$(72.9)	55	$10,162.4	$(66.8)	4	$467.0	$(6.1)
State and local government obligations	81	436.2	(3.3)	72	400.0	(2.6)	9	36.2	(0.7)
Corporate debt securities	292	1,142.5	(9.9)	288	1,065.2	(9.5)	4	77.3	(0.4)
Residential mortgage-backed securities	77	192.2	(1.1)	64	172.4	(0.7)	13	19.8	(0.4)
Commercial mortgage-backed securities	68	1,272.0	(11.5)	61	1,006.9	(10.5)	7	265.1	(1.0)
Other asset-backed securities	119	1,073.6	(1.5)	113	1,043.7	(1.3)	6	29.9	(0.2)
Redeemable preferred stocks	1	11.1	(1.4)	0	0	0	1	11.1	(1.4)
Total fixed maturities	697	$14,757.0	$(101.6)	653	$13,850.6	$(91.4)	44	$906.4	$(10.2)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2020
U.S. government obligations	4	$120.6	$(0.1)	4	$120.6	$(0.1)	0	$0	$0
State and local government obligations	17	135.0	(0.6)	16	131.2	(0.6)	1	3.8	0
Corporate debt securities	21	292.8	(3.4)	21	292.8	(3.4)	0	0	0
Residential mortgage-backed securities	40	188.2	(3.4)	21	93.7	(1.7)	19	94.5	(1.7)
Commercial mortgage-backed securities	113	2,536.6	(55.8)	91	2,106.6	(48.3)	22	430.0	(7.5)
Other asset-backed securities	29	331.7	(3.7)	21	299.0	(3.4)	8	32.7	(0.3)
Redeemable preferred stocks	1	11.0	(1.4)	0	0	0	1	11.0	(1.4)
Total fixed maturities	225	$3,615.9	$(68.4)	174	$3,043.9	$(57.5)	51	$572.0	$(10.9)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2020
U.S. government obligations	9	$1,511.0	$(3.7)	9	$1,511.0	$(3.7)	0	$0	$0
State and local government obligations	30	208.7	(0.7)	30	208.7	(0.7)	0	0	0
Corporate debt securities	7	129.4	(0.1)	7	129.4	(0.1)	0	0	0
Residential mortgage-backed securities	21	44.4	(0.9)	0	0	0	21	44.4	(0.9)
Commercial mortgage-backed securities	43	893.3	(10.0)	9	93.6	(0.3)	34	799.7	(9.7)
Other asset-backed securities	22	183.7	(0.5)	9	74.4	(0.1)	13	109.3	(0.4)
Redeemable preferred stocks	1	11.0	(1.4)	0	0	0	1	11.0	(1.4)
Total fixed maturities	133	$2,981.5	$(17.3)	64	$2,017.1	$(4.9)	69	$964.4	$(12.4)

The increase in the number of securities in an unrealized loss position since both June 30, 2020 and December 31, 2020, was primarily the result of an increase in interest rates. None of the securities in the table above had their credit ratings downgraded during the second quarter 2021.

A review of the securities in an unrealized loss position indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible for the first six months of 2021 and did not have a credit loss allowance balance as of June 30, 2021 and 2020, or December 31, 2020. We considered several factors and inputs related to the individual securities as part of this analysis, including:
•current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates);
•credit support (via current levels of subordination);
•historical credit ratings; and
•updated cash flow expectations based upon these performance indicators.

In order to determine the amount of credit loss, if any, we initially reviewed securities in a loss position to determine whether it was likely that we would be required, or whether we intended, to sell any of the securities prior to the recovery of their respective cost bases (which could be maturity). If we were likely to, or intended to, sell prior to a potential recovery, we would write off the unrealized loss. For those securities that we determined we were not likely to, or did not intend to, sell prior to a potential recovery, we calculated the net present value (NPV) of the cash flows expected (i.e., expected recovery value) using the current book yield for each security. The NPV was then compared to the security’s current amortized value to determine if a credit loss existed. In the event that the NPV was below the amortized value, and the amount was determined to be material individually, or in aggregate, a credit loss would be deemed to exist, and either an allowance for credit losses would be created, or if an allowance already existed, either a recovery of the previous allowance, or an incremental loss, would be recorded to net realized gains (losses) on securities.
As of June 30, 2021, we believe none of the unrealized losses relate to material credit losses on any specific securities, or in the aggregate, based on our review. We continue to expect all the securities in our portfolio to pay their principal and interest obligations.

We reviewed our accrued investment income outstanding on those securities in an unrealized loss position at June 30, 2021, to determine if the accrued interest amounts were deemed to be uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest and future principal, obligations and, therefore, did not write off any accrued income as uncollectible at June 30, 2021.

Realized Gains (Losses) The components of net realized gains (losses) for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2021	2020	2021	2020
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$11.3	$224.5	$77.9	$475.6
State and local government obligations	14.1	13.0	44.3	15.0
Corporate and other debt securities	40.1	34.3	60.8	66.7
Residential mortgage-backed securities	0.3	0	0.3	0
Commercial mortgage-backed securities	9.5	4.3	39.3	10.4
Other asset-backed securities	0	0	0.7	0
Redeemable preferred stocks	1.5	0	1.5	0
Total available-for-sale securities	76.8	276.1	224.8	567.7
Equity securities:
Nonredeemable preferred stocks	6.4	0.1	23.7	19.7
Common equities	345.0	9.1	346.1	75.1
Total equity securities	351.4	9.2	369.8	94.8
Subtotal gross realized gains on security sales	428.2	285.3	594.6	662.5
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(6.9)	(0.6)	(26.5)	(3.3)
State and local government obligations	(2.8)	0	(3.0)	0
Corporate and other debt securities	(3.3)	(5.5)	(5.4)	(6.5)
Commercial mortgage-backed securities	(0.5)	(9.8)	(1.1)	(9.8)
Other asset-backed securities	(0.3)	0	(0.4)	0
Total available-for-sale securities	(13.8)	(15.9)	(36.4)	(19.6)
Equity securities:
Nonredeemable preferred stocks	(0.4)	(3.0)	(0.4)	(7.4)
Common equities	(3.9)	(6.4)	(3.9)	(60.3)
Total equity securities	(4.3)	(9.4)	(4.3)	(67.7)
Subtotal gross realized losses on security sales	(18.1)	(25.3)	(40.7)	(87.3)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	4.4	223.9	51.4	472.3
State and local government obligations	11.3	13.0	41.3	15.0
Corporate and other debt securities	36.8	28.8	55.4	60.2
Residential mortgage-backed securities	0.3	0	0.3	0
Commercial mortgage-backed securities	9.0	(5.5)	38.2	0.6
Other asset-backed securities	(0.3)	0	0.3	0
Redeemable preferred stocks	1.5	0	1.5	0
Total available-for-sale securities	63.0	260.2	188.4	548.1
Equity securities:
Nonredeemable preferred stocks	6.0	(2.9)	23.3	12.3
Common equities	341.1	2.7	342.2	14.8
Total equity securities	347.1	(0.2)	365.5	27.1
Subtotal net realized gains (losses) on security sales	410.1	260.0	553.9	575.2
Net holding period gains (losses)
Hybrid securities	9.9	24.8	(1.0)	(6.4)
Equity securities	44.3	606.0	496.7	(231.6)
Subtotal net holding period gains (losses)	54.2	630.8	495.7	(238.0)
Other asset impairment	(2.5)	0	(2.5)	0
Total net realized gains (losses) on securities	$461.8	$890.8	$1,047.1	$337.2

Realized gains (losses) on securities sold are computed using the first-in-first-out method. The other asset impairment loss was recorded as a result of our investment in a federal new markets tax credit fund, which was entered into during the second quarter 2021, and reported in other assets in the consolidated balance sheet.
The following table reflects our holding period realized gains (losses) on equity securities recognized for the three and six months ended June 30, 2021 and 2020, for equity securities held at the respective quarter end:

	Three Months		Six Months
(millions)	2021	2020	2021	2020
Total net gains (losses) recognized during the period on equity securities	$391.4	$605.8	$862.2	$(204.5)
Less: Net gains (losses) recognized on equity securities sold during the period	347.1	(0.2)	365.5	27.1
Net holding period gains (losses) recognized during the period on equity securities held at period end	$44.3	$606.0	$496.7	$(231.6)

Net Investment Income The components of net investment income for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2021	2020	2021	2020
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$37.4	$35.7	$67.8	$98.3
State and local government obligations	11.5	16.1	24.9	25.7
Corporate debt securities	73.2	76.6	158.4	134.6
Residential mortgage-backed securities	2.8	3.8	6.2	8.0
Commercial mortgage-backed securities	34.4	42.6	70.2	76.9
Other asset-backed securities	15.1	24.8	31.0	54.0
Redeemable preferred stocks	2.3	2.1	4.8	10.0
Total fixed maturities	176.7	201.7	363.3	407.5
Short-term investments	0.7	13.7	2.2	20.7
Total available-for-sale securities	177.4	215.4	365.5	428.2
Equity securities:
Nonredeemable preferred stocks	17.3	14.7	35.2	28.5
Common equities	16.0	13.7	30.2	28.3
Total equity securities	33.3	28.4	65.4	56.8
Investment income	210.7	243.8	430.9	485.0
Investment expenses	(6.3)	(4.5)	(11.9)	(9.8)
Net investment income	$204.4	$239.3	$419.0	$475.2

The amount of investment income (interest and dividends) we earn varies based on the average assets held during the year and the book yields of the securities in our portfolio. On a year-over-year basis, investment income decreased 11% for the first six months of 2021, compared to the same period last year, due to a decrease in the portfolio yield, which was partially offset by an increase in average assets. The recurring investment book yield decreased about 23% for the first six months of 2021, compared to the same period in 2020, as a result of investing cash from operations and reinvesting cash from sales, maturities, paydowns, and other redemptions at market yields that were significantly lower than the portfolio’s overall yield. The income reduction from the negative yield change was partially offset by an increase in income earned as a result of investing the $1.0 billion of proceeds from the debt issued during March 2020, as well as strong premium growth and underwriting profitability, net of payments of our common and preferred stock dividends.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2021
Fixed maturities:
U.S. government obligations	$19,437.7	$0	$0	$19,437.7	$19,339.3
State and local government obligations	0	2,440.5	0	2,440.5	2,379.1
Corporate debt securities	0	10,690.9	0	10,690.9	10,327.5
Subtotal	19,437.7	13,131.4	0	32,569.1	32,045.9
Asset-backed securities:
Residential mortgage-backed	0	671.3	0	671.3	666.9
Commercial mortgage-backed	0	5,708.1	0	5,708.1	5,628.2
Other asset-backed	0	3,899.0	0	3,899.0	3,865.9
Subtotal asset-backed securities	0	10,278.4	0	10,278.4	10,161.0
Redeemable preferred stocks:
Financials	0	51.3	0	51.3	50.9
Utilities	0	0	0	0	0
Industrials	10.8	121.4	0	132.2	120.2
Subtotal redeemable preferred stocks	10.8	172.7	0	183.5	171.1
Total fixed maturities	19,448.5	23,582.5	0	43,031.0	42,378.0
Short-term investments	1,679.8	30.8	0	1,710.6	1,710.6
Total available-for-sale securities	21,128.3	23,613.3	0	44,741.6	44,088.6
Equity securities:
Nonredeemable preferred stocks:
Financials	98.4	1,332.5	128.9	1,559.8	1,456.2
Utilities	0	42.5	0	42.5	39.9
Industrials	0	25.6	34.4	60.0	40.1
Subtotal nonredeemable preferred stocks	98.4	1,400.6	163.3	1,662.3	1,536.2
Common equities:
Common stocks	4,527.3	0	0	4,527.3	1,201.8
Other risk investments	0	0	11.6	11.6	11.6
Subtotal common equities	4,527.3	0	11.6	4,538.9	1,213.4
Total equity securities	4,625.7	1,400.6	174.9	6,201.2	2,749.6
Total portfolio	$25,754.0	$25,013.9	$174.9	$50,942.8	$46,838.2
Debt	$0	$6,446.7	$0	$6,446.7	$5,397.5

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2020
Fixed maturities:
U.S. government obligations	$9,277.8	$0	$0	$9,277.8	$8,814.5
State and local government obligations	0	3,574.3	0	3,574.3	3,426.0
Corporate debt securities	0	11,062.5	0	11,062.5	10,493.2
Subtotal	9,277.8	14,636.8	0	23,914.6	22,733.7
Asset-backed securities:
Residential mortgage-backed	0	543.0	0	543.0	541.0
Commercial mortgage-backed	0	5,761.8	0	5,761.8	5,728.5
Other asset-backed	0	4,354.9	0	4,354.9	4,313.3
Subtotal asset-backed securities	0	10,659.7	0	10,659.7	10,582.8
Redeemable preferred stocks:
Financials	0	51.1	0	51.1	51.3
Utilities	0	10.8	0	10.8	10.0
Industrials	9.7	80.5	0	90.2	90.1
Subtotal redeemable preferred stocks	9.7	142.4	0	152.1	151.4
Total fixed maturities	9,287.5	25,438.9	0	34,726.4	33,467.9
Short-term investments	4,428.0	272.5	0	4,700.5	4,700.5
Total available-for-sale securities	13,715.5	25,711.4	0	39,426.9	38,168.4
Equity securities:
Nonredeemable preferred stocks:
Financials	108.2	958.3	38.1	1,104.6	1,125.3
Utilities	0	38.7	0	38.7	40.0
Industrials	0	22.1	15.2	37.3	40.1
Subtotal nonredeemable preferred stocks	108.2	1,019.1	53.3	1,180.6	1,205.4
Common equities:
Common stocks	3,170.1	0	0	3,170.1	1,128.5
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,170.1	0	0.3	3,170.4	1,128.8
Total equity securities	3,278.3	1,019.1	53.6	4,351.0	2,334.2
Total portfolio	$16,993.8	$26,730.5	$53.6	$43,777.9	$40,502.6
Debt	$0	$6,664.3	$0	$6,664.3	$5,394.7

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2020
Fixed maturities:
U.S. government obligations	$12,740.0	$0	$0	$12,740.0	$12,437.9
State and local government obligations	0	3,221.8	0	3,221.8	3,099.4
Corporate debt securities	0	10,185.2	0	10,185.2	9,579.7
Subtotal	12,740.0	13,407.0	0	26,147.0	25,117.0
Asset-backed securities:
Residential mortgage-backed	0	509.5	0	509.5	503.3
Commercial mortgage-backed	0	6,175.1	0	6,175.1	6,042.6
Other asset-backed	0	3,784.6	0	3,784.6	3,745.0
Subtotal asset-backed securities	0	10,469.2	0	10,469.2	10,290.9
Redeemable preferred stocks:
Financials	0	51.6	0	51.6	51.1
Utilities	0	11.7	0	11.7	10.0
Industrials	10.8	120.6	0	131.4	120.1
Subtotal redeemable preferred stocks	10.8	183.9	0	194.7	181.2
Total fixed maturities	12,750.8	24,060.1	0	36,810.9	35,589.1
Short-term investments	4,704.9	513.6	0	5,218.5	5,218.5
Total available-for-sale securities	17,455.7	24,573.7	0	42,029.4	40,807.6
Equity securities:
Nonredeemable preferred stocks:
Financials	117.7	1,212.3	35.0	1,365.0	1,278.6
Utilities	0	41.9	0	41.9	40.0
Industrials	0	24.3	16.7	41.0	40.1
Subtotal nonredeemable preferred stocks	117.7	1,278.5	51.7	1,447.9	1,358.7
Common equities:
Common stocks	4,049.9	0	0	4,049.9	1,184.2
Other risk investments	0	0	3.1	3.1	3.1
Subtotal common equities	4,049.9	0	3.1	4,053.0	1,187.3
Total equity securities	4,167.6	1,278.5	54.8	5,500.9	2,546.0
Total portfolio	$21,623.3	$25,852.2	$54.8	$47,530.3	$43,353.6
Debt	$0	$6,793.5	$0	$6,793.5	$5,396.1
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
At June 30, 2021, vendor-quoted prices represented 81% of our Level 1 classifications (excluding short-term investments), compared to 75% and 76% at June 30, 2020 and December 31, 2020, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At both June 30, 2021 and December 31, 2020, vendor-quoted prices comprised 99% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented the remaining 1%, compared to 97% and 3%, respectively, at June 30, 2020. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At June 30, 2021 and 2020, and December 31, 2020, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
At June 30, 2021, we held eight private nonredeemable preferred securities that were priced internally or by a pricing firm and we held four private nonredeemable preferred securities at both June 30, 2020 and December 31, 2020. At June 30, 2021, we held three Level 3 other risk investments that were priced using the cost method, compared to one Level 3 other risk investment at June 30, 2020 and two Level 3 other risk investments at December 31, 2020.
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
The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2021 and 2020:

	Level 3 Fair Value
(millions)	Fair Value at March 31, 2021	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2021
Equity securities:
Nonredeemable preferred stocks:
Financials	$35.0	$0	$60.2	$0	$0	$33.7	$0	$128.9
Industrials	16.6	0	5.0	(5.0)	(4.5)	22.3	0	34.4
Common equities:
Other risk investments	3.2	0	8.4	0	0	0	0	11.6
Total Level 3 securities	$54.8	$0	$73.6	$(5.0)	$(4.5)	$56.0	$0	$174.9

	Level 3 Fair Value
(millions)	Fair Value at March 31, 2020	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2020
Equity securities:
Nonredeemable preferred stocks:
Financials	$13.1	$0	$25.0	$0	$0	$0	$0	$38.1
Industrials	15.2	0	0	0	0	0	0	15.2
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$28.6	$0	$25.0	$0	$0	$0	$0	$53.6

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2020	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2021
Equity securities:
Nonredeemable preferred stocks:
Financials	$35.0	$0	$60.2	$0	$0	$33.7	$0	$128.9
Industrials	16.7	0	5.0	(5.0)	(4.5)	22.2	0	34.4
Common equities:
Other risk investments	3.1	0	8.5	0	0	0	0	11.6
Total Level 3 securities	$54.8	$0	$73.7	$(5.0)	$(4.5)	$55.9	$0	$174.9

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2019	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2020
Equity securities:
Nonredeemable preferred stocks:
Financials	$27.1	$0	$25.0	$0	$0	$(14.0)	$0	$38.1
Industrials	16.0	0	0	0	0	(0.8)	0	15.2
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$43.4	$0	$25.0	$0	$0	$(14.8)	$0	$53.6

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at June 30, 2021 and 2020, and December 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2021	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials	$52.5	Pricing firm	Market approach (guideline public company method) price per share	7.7
Financials	16.2	Internal price	Recent transaction price per share	27.5
Financials[1]	22.5	Internal price	Unadjusted purchase price per share	20.1
Financials[1]	12.5	Internal price	Unadjusted purchase price per share	11.8
Financials[1]	10.2	Internal price	Unadjusted purchase price per share	32.1
Financials[1]	15.0	Internal price	Unadjusted purchase price per share	6.8
Industrials	10.7	Internal price	Recent transaction price per share	5.2
Industrials	23.7	Internal price	Recent transaction price per share	9.6
Subtotal Level 3 securities	163.3
Pricing exemption securities	11.6
Total Level 3 securities	$174.9
1 These securities were purchased during second quarter 2021.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2020	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials	$13.1	Internal price	Market approach (guideline public company method) price per share	4.4
Financials[1]	25.0	Internal price	Unadjusted purchase price per share	3.7
Industrials[2]	7.1	Internal price	Market approach (guideline public company method) price per share	5.6
Industrials[2]	8.1	Internal price	Market approach (guideline public company method) price per share	4.0
Subtotal Level 3 securities	53.3
Pricing exemption securities	0.3
Total Level 3 securities	$53.6
1This security was purchased in second quarter 2020.
2Modified prior year disclosure to present securities individually to conform to the current year presentation.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	$25.0	Internal price	Unadjusted purchase price per share	3.7
Financials[2]	10.0	Internal price	Unadjusted purchase price per share	16.9
Industrials	6.9	Pricing firm	Market approach (guideline public company method) price per share	5.4
Industrials	9.8	Pricing firm	Market approach (guideline public company method) price per share	4.8
Subtotal Level 3 securities	51.7
Pricing exemption securities	3.1
Total Level 3 securities	$54.8
1 This security was purchased in second quarter 2020.
2 This security was purchased in fourth quarter 2020.
Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	June 30, 2021		June 30, 2020		December 31, 2020
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021 (issued: $500.0, August 2011)	$499.9	$502.5	$499.6	$519.0	$499.8	$510.9
2.45% Senior Notes due 2027 (issued: $500.0, August 2016)	497.5	529.9	497.1	533.7	497.3	541.1
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	297.0	396.1	296.8	420.7	296.9	409.4
4.00% Senior Notes due 2029 (issued: $550.0, October 2018)	545.7	631.5	545.2	654.2	545.5	660.4
3.20% Senior Notes due 2030 (issued: $500.0, March 2020)	496.3	549.0	496.0	567.6	496.1	575.5
6.25% Senior Notes due 2032 (issued: $400.0, November 2002)	396.1	553.7	395.8	569.6	396.0	582.0
4.35% Senior Notes due 2044 (issued: $350.0, April 2014)	346.8	434.8	346.7	444.9	346.7	459.7
3.70% Senior Notes due 2045 (issued: $400.0, January 2015)	395.6	458.1	395.5	471.4	395.5	481.0
4.125% Senior Notes due 2047 (issued: $850.0, April 2017)	841.8	1,041.4	841.6	1,080.8	841.7	1,113.1
4.20% Senior Notes due 2048 (issued: $600.0, March 2018)	590.1	747.0	589.9	773.8	590.0	806.7
3.95% Senior Notes due 2050 (issued: $500.0, March 2020)	490.7	602.7	490.5	628.6	490.6	653.7
Total	$5,397.5	$6,446.7	$5,394.7	$6,664.3	$5,396.1	$6,793.5

At June 30, 2021 and December 31, 2020, short-term debt consisted of the $500 million 3.75% Senior Notes that mature in August 2021; there was no short-term debt outstanding at June 30, 2020.
The Progressive Corporation has a line of credit with PNC Bank, National Association (PNC), in the maximum principal amount of $250 million, which has the same terms as the line of credit with PNC that expired in April 2021. See the 2020 Annual Report to Shareholders for terms of this line of credit. We had no borrowings under the line of credit during the periods presented.

Note 5 Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At June 30, 2021 and 2020, and December 31, 2020, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the six months ended June 30, 2021, there have been no material changes in our reserve for uncertain tax positions.
The effective tax rate for the three and six months ended June 30, 2021, was 20.9% and 20.8%, respectively, compared to 21.1% and 20.8% for the same periods last year.
Net state deferred income tax asset and liability amounts as of June 30, 2020, were reclassified on the consolidated balance sheets into other assets and accounts payable, accrued expenses, and other liabilities, respectively, from net federal deferred income taxes to conform to the current year presentation.
Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	June 30,
(millions)	2021	2020
Balance at January 1	$20,265.8	$18,105.4
Less reinsurance recoverables on unpaid losses	3,798.2	3,212.2
Net balance at January 1	16,467.6	14,893.2
Net loss and loss adjustment reserve acquired[1]	732.5	0
Total beginning reserves	17,200.1	14,893.2
Incurred related to:
Current year	15,319.9	11,360.5
Prior years	197.0	116.1
Total incurred	15,516.9	11,476.6
Paid related to:
Current year	7,849.6	6,180.4
Prior years	5,436.7	5,180.1
Total paid	13,286.3	11,360.5
Net balance at June 30	19,430.7	15,009.3
Plus reinsurance recoverables on unpaid losses	4,464.9	3,502.7
Balance at June 30	$23,895.6	$18,512.0
1 Net reserves acquired in Protective Insurance acquisition.
We experienced unfavorable reserve development of $197.0 million and $116.1 million during the first six months of 2021 and 2020, respectively, which is reflected as “Incurred related to prior years” in the table above.
Year-to-date June 30, 2021
•Approximately $100 million of the unfavorable prior year reserve development was attributable to accident year 2019 and $114 million to 2018 and prior accident years, partially offset by favorable development attributable to accident year 2020.
•Our personal auto products incurred about $111 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with about 60% attributable to the Agency business. The unfavorable development was primarily attributable to a higher than anticipated frequency of reopened personal injury protection (PIP) claims, primarily in Florida, and higher than anticipated bodily injury severity, partially offset by less late reported claims than anticipated for accident year 2020.
•Our Commercial Lines business experienced about $73 million of unfavorable development, primarily due to increased injury severity, and the emergence of large injury claims at rates higher than originally anticipated primarily in Texas and Florida.
•Our Property business experienced about $20 million of unfavorable development, primarily due to higher than anticipated severity, reopen activity in Florida, and loss adjustment expense for prior loss years.
•Our special lines business experienced about $7 million of favorable development.

Year-to-date June 30, 2020
•Approximately 68% of the unfavorable prior year reserve development was attributable to accident year 2018, while only 1% was attributable to accident year 2019, with the remainder related to 2017 and prior accident years. During the second quarter 2020, we experienced favorable development on accident year 2019, primarily due to higher than anticipated salvage and subrogation recoveries, which almost fully offset the unfavorable development from accident year 2019 we experienced during the first quarter 2020.
•Our personal auto products incurred about $37 million of unfavorable loss and LAE reserve development, with about two thirds attributable to the Agency business. The unfavorable LAE development was primarily attributable to revised estimates of our per claim settlement costs taken during the first quarter. We also experienced higher than anticipated frequency of reopened PIP claims, primarily in Florida, and late reported losses occurring toward the end 2019 but not reported until 2020, which was significantly offset by higher than anticipated salvage and subrogation recoveries.
•Our Commercial Lines business experienced about $98 million of unfavorable development, primarily due to increased injury severity and the emergence of large injury claims at rates higher than originally anticipated.
•Our special lines and Property businesses experienced about $15 million and $4 million, respectively, of favorable development.
Note 7 Supplemental Cash Flow Information — Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries, and are not considered part of the investment portfolio. The amount of reverse repurchase commitments held by these subsidiaries at June 30, 2021 and 2020, and December 31, 2020, were $90.5 million, $96.4 million, and $93.5 million, respectively. At June 30, 2021, $14.8 million of the restricted cash and cash equivalents on our consolidated balance sheets represents collateral held against unpaid premiums in the form of certificates of deposit, with the remainder representing cash restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are administrators.
During the six months ended June 30, 2021 and 2020, non-cash activity included declared but unpaid common share dividends of $58.5 million (see Note 9 – Dividends for further discussion) for both periods, and operating lease liabilities arising from obtaining right-of-use assets of $55.9 million and $23.9 million, respectively.
We paid the following in the respective periods:

	Six Months Ended June 30,
(millions)	2021	2020
Income taxes	$574.1	$18.0
Interest	112.0	94.1
Operating lease liabilities	44.8	44.7
During the six months ended June 30, 2020, we did not make any estimated federal tax payments as the Internal Revenue Service, in response to the impact of COVID-19 restrictions, postponed the due date of these estimated payments until July 15, 2020.
Note 8 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles (our special lines products). Our Commercial Lines segment writes auto-related liability and physical damage insurance, workers' compensation coverage primarily for the transportation industry, and business-related general liability and property insurance, predominately for small businesses. Our Property segment writes residential property insurance for homeowners, other property owners, and renters. Our service businesses provide insurance-related services, including processing Commercial Automobile Insurance Procedures/Plans (CAIP) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance, among other products, through programs in our direct Personal Lines and Commercial Lines businesses. All segment revenues are generated from external customers; all intercompany transactions are eliminated in consolidation.

Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$4,220.3	$207.5	$3,919.0	$550.6	$8,318.5	$755.0	$7,747.7	$1,152.2
Direct	4,633.9	128.4	4,167.9	647.2	9,065.6	543.0	8,160.3	1,120.2
Total Personal Lines[1]	8,854.2	335.9	8,086.9	1,197.8	17,384.1	1,298.0	15,908.0	2,272.4
Commercial Lines	1,621.8	130.1	1,129.0	179.8	3,039.6	358.6	2,318.0	292.3
Property[2]	502.3	(83.3)	432.7	(188.7)	974.8	(154.0)	853.3	(139.5)
Other indemnity[3]	4.0	0.1	0	0	4.0	0.1	0	0
Total underwriting operations	10,982.3	382.8	9,648.6	1,188.9	21,402.5	1,502.7	19,079.3	2,425.2
Fees and other revenues[4]	176.2	NA	129.5	NA	341.9	NA	283.0	NA
Service businesses	74.5	6.6	59.0	6.2	128.3	11.1	110.6	10.3
Investments[5]	672.5	666.2	1,134.6	1,130.1	1,478.0	1,466.1	822.2	812.4
Interest expense	NA	(56.4)	NA	(56.4)	NA	(112.8)	NA	(104.4)
Consolidated total	$11,905.5	$999.2	$10,971.7	$2,268.8	$23,350.7	$2,867.1	$20,295.1	$3,143.5
NA = Not applicable
1 Personal auto insurance accounted for 94% of the total Personal Lines segment net premiums earned during the three and six months ended June 30, 2021 and 2020; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three and six months ended June 30, 2021, pretax profit (loss) includes $14.1 million and $28.3 million, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment, and $14.1 million and $28.6 million for the same periods in 2020. See Note 12 – Goodwill and Intangible Assets for further discussion.
3 Primarily includes Protective Insurance's run-off business operations.
4 Pretax profit (loss) for fees and other revenues is allocated to operating segments.
5 Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit is net of investment expense.

Our management uses underwriting margin and combined ratio as primary measures of underwriting profitability. The underwriting margin is the pretax underwriting profit (loss) expressed as a percentage of net premiums earned (i.e., revenues from underwriting operations). Pretax underwriting profit (loss) is calculated as net premiums earned plus fees and other revenues, less: (i) losses and loss adjustment expenses; (ii) policy acquisition costs; (iii) other underwriting expenses; and (iv) policyholder credits. Combined ratio is the complement of the underwriting margin. Following are the underwriting margins and combined ratios for our underwriting operations for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	4.9%	95.1	14.0%	86.0	9.1%	90.9	14.9%	85.1
Direct	2.8	97.2	15.5	84.5	6.0	94.0	13.7	86.3
Total Personal Lines	3.8	96.2	14.8	85.2	7.5	92.5	14.3	85.7
Commercial Lines	8.0	92.0	15.9	84.1	11.8	88.2	12.6	87.4
Property[1]	(16.6)	116.6	(43.6)	143.6	(15.8)	115.8	(16.3)	116.3
Total underwriting operations	3.5	96.5	12.3	87.7	7.0	93.0	12.7	87.3
1 Included in the three and six months ended June 30, 2021, is 2.8 points and 2.9 points, respectively, of amortization expense predominately associated with intangible assets and 3.3 points and 3.4 points, respectively, for the three and six months ended June 30, 2020.

Note 9 Dividends — Following is a summary of our common and preferred share dividends that were declared and/or paid during the six months ended June 30, 2021 and 2020:

(millions, except per share amounts)		Amount
Declared	Payable	Per Share	Accrued[1]
Common - Quarterly Dividends:
May 2021	July 2021	$0.10	$58.5
March 2021	April 2021	0.10	58.5
December 2020	January 2021	0.10	58.6
May 2020	July 2020	0.10	58.5
February 2020	April 2020	0.10	58.5
December 2019	January 2020	0.10	58.5

Common - Annual Variable Dividends:
December 2020	January 2021	4.50	2,635.9
December 2019	January 2020	2.25	1,316.9

Preferred Dividends:
December 2020	March 2021	26.875	13.4
February 2020	March 2020	26.875	13.4
1 The accrual is based on an estimate of shares outstanding as of the record date. The dividends accrued at June 30, 2020, were reclassified from accounts payable, accrued expenses, and other liabilities into dividends payable on common shares on the consolidated balance sheets, to conform to the current year presentation.
See Note 14 – Dividends in our 2020 Annual Report to Shareholders for a discussion of our common and preferred share dividend policies.
Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment	(Income) loss attributable to NCI
Balance at March 31, 2021	$504.6	$(112.3)	$392.3	$407.7	$(15.4)	$0	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	174.7	(36.7)	138.0	138.0	0	0	0
Foreign currency translation adjustment	(0.6)	0.1	(0.5)	0	0	(0.5)	0
Total other comprehensive income (loss) before reclassifications	174.1	(36.6)	137.5	138.0	0	(0.5)	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	59.4	(12.5)	46.9	46.9	0	0	0
Interest expense	(0.3)	0	(0.3)	0	(0.3)	0	0
Total reclassification adjustment for amounts realized in net income	59.1	(12.5)	46.6	46.9	(0.3)	0	0
Total other comprehensive income (loss)	115.0	(24.1)	90.9	91.1	0.3	(0.5)	0
Balance at June 30, 2021	$619.6	$(136.4)	$483.2	$498.8	$(15.1)	$(0.5)	$0

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment	(Income) loss attributable to NCI
Balance at March 31, 2020	$514.9	$(110.7)	$404.2	$423.6	$(16.2)	$0	$(3.2)
Reclassification of disproportionate amounts[1]	4.0	(0.8)	3.2	0	0	0	3.2
Adjusted balance at March 31, 2020	518.9	(111.5)	407.4	423.6	(16.2)	0	0
Other comprehensive income (loss) before reclassifications:
Investment securities	966.2	(202.9)	763.3	763.3	0	0	0
Foreign currency translation adjustment	0	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	966.2	(202.9)	763.3	763.3	0	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	248.0	(52.1)	195.9	195.9	0	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0	0
Total reclassification adjustment for amounts realized in net income	247.8	(52.1)	195.7	195.9	(0.2)	0	0
Total other comprehensive income (loss)	718.4	(150.8)	567.6	567.4	0.2	0	0
Balance at June 30, 2020	$1,237.3	$(262.3)	$975.0	$991.0	$(16.0)	$0	$0

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment	(Income) loss attributable to NCI
Balance at December 31, 2020	$1,187.4	$(255.7)	$931.7	$947.3	$(15.6)	$0	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	(376.7)	79.1	(297.6)	(297.6)	0	0	0
Foreign currency translation adjustment	(0.6)	0.1	(0.5)	0	0	(0.5)	0
Total other comprehensive income (loss) before reclassifications	(377.3)	79.2	(298.1)	(297.6)	0	(0.5)	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	191.1	(40.2)	150.9	150.9	0	0	0
Interest expense	(0.6)	0.1	(0.5)	0	(0.5)	0	0
Total reclassification adjustment for amounts realized in net income	190.5	(40.1)	150.4	150.9	(0.5)	0	0
Total other comprehensive income (loss)	(567.8)	119.3	(448.5)	(448.5)	0.5	(0.5)	0
Balance at June 30, 2021	$619.6	$(136.4)	$483.2	$498.8	$(15.1)	$(0.5)	$0

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment	(Income) loss attributable to NCI
Balance at December 31, 2019	$435.7	$(94.0)	$341.7	$360.8	$(16.4)	$0	$(2.7)
Reclassification of disproportionate amounts[1]	3.4	(0.7)	2.7	0	0	0	2.7
Adjusted balance at December 31, 2019	439.1	(94.7)	344.4	360.8	(16.4)	0	0
Other comprehensive income (loss) before reclassifications:
Investment securities	1,284.4	(269.7)	1,014.7	1,014.7	0	0	0
Foreign currency translation adjustment	0	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	1,284.4	(269.7)	1,014.7	1,014.7	0	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	486.7	(102.2)	384.5	384.5	0	0	0
Interest expense	(0.5)	0.1	(0.4)	0	(0.4)	0	0
Total reclassification adjustment for amounts realized in net income	486.2	(102.1)	384.1	384.5	(0.4)	0	0
Total other comprehensive income (loss)	798.2	(167.6)	630.6	630.2	0.4	0	0
Balance at June 30, 2020	$1,237.3	$(262.3)	$975.0	$991.0	$(16.0)	$0	$0
1Adjustment to reflect the change in value on (income) loss attributable to NCI in conjunction with the purchase transaction.
In an effort to manage interest rate risk, we may enter into forecasted transactions on Progressive’s debt issuances. We expect to reclassify $0.6 million (pretax) into interest expense during the next 12 months, related to net unrealized losses on forecasted transactions (see Note 4 – Debt in our 2020 Annual Report to Shareholders for further discussion).
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
These cases include those alleging damages as a result of, among other things, our subsidiaries’ practices in evaluating or paying medical or injury claims or benefits, including, but not limited to, personal injury protection, medical payments, uninsured motorist/underinsured motorist, bodily injury benefits, and workers' compensation, and for reimbursing medical costs incurred by Medicare/Medicaid beneficiaries; our practices in evaluating or paying physical damage claims, including, but not limited to, our payment of total loss claims and labor rates paid to auto body repair shops; our insurance product design; employment matters; and cases challenging other aspects of our claims, marketing, pricing, or sales practices or other business operations. Other insurance companies face many of these same issues.
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

With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at June 30, 2021 or 2020, and there were no material settlements during 2020 or the first six months of 2021. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2020 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2020 Annual Report to Shareholders.
Note 12 Goodwill and Intangible Assets
Goodwill
During the six months ended June 30, 2021, there were no changes to the carrying amount of goodwill. No accumulated goodwill impairment losses exist.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets:

(millions)	June 30, 2021	June 30, 2020	December 31, 2020
Intangible assets subject to amortization	$134.1	$187.3	$159.0
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$146.5	$199.7	$171.4
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

	June 30, 2021			June 30, 2020			December 31, 2020
(millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Category:
Policies in force	$256.2	$228.7	$27.5	$256.2	$192.2	$64.0	$256.2	$210.4	$45.8
Agency relationships	159.2	71.1	88.1	159.2	59.7	99.5	159.2	65.4	93.8
Software rights	69.1	54.0	15.1	69.1	45.3	23.8	69.1	49.7	19.4
Trade name	3.6	0.2	3.4	0	0	0	0	0	0
Total	$488.1	$354.0	$134.1	$484.5	$297.2	$187.3	$484.5	$325.5	$159.0
During the second quarter 2021, we recognized a $3.6 million trade name intangible asset, with an estimated two-year life, in connection with the Protective Insurance acquisition.
Amortization expense was $14.3 million and $28.5 million for the three and six months ended June 30, 2021, respectively, compared to $14.1 million and $28.6 million during the same periods last year.
Note 13 New Accounting Standards — We did not adopt any new accounting standards during the six months ended June 30, 2021. We assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on our consolidated financial statements as well as material updates to previous assessments, if any, from our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There were no new material accounting standards issued in the six months ended June 30, 2021, that impacted The Progressive Corporation.

Note 14 Acquisition — On June 1, 2021, The Progressive Corporation, through an indirect subsidiary, acquired all of the outstanding Class A and Class B common shares of Protective Insurance for $23.30 per common share in cash, or approximately $338 million in aggregate. Through its subsidiaries, Protective Insurance provides liability and workers’ compensation coverage for trucking and public transportation fleets, along with trucking industry independent contractors. As a result of the Protective Insurance acquisition, we will be able to expand our capabilities with the expertise Protective Insurance offers in larger fleet and affinity programs, by providing additional product lines for us to add to our portfolio. Protective Insurance and its subsidiaries would represent about 1% of companywide net premiums written.
All assets and liabilities were recorded at fair value at the date of acquisition. If new information is obtained within 12 months from the date of acquisition about facts and circumstances that existed at the acquisition date, we will adjust the amounts previously recorded. We did record a $3.6 million intangible asset related to the Protective Insurance trade name, which will be amortized over 2 years; no other intangible assets were identified. For income tax purposes, the historical tax bases of the acquired assets and assumed liabilities carried over and were not recorded at fair value; therefore, no tax-basis goodwill was created.
At the date of acquisition, Protective Insurance had total assets of $1.7 billion, including investment securities of $1.1 billion; cash, cash equivalents, and restricted cash and equivalents of $24.3 million; reinsurance recoverables of $452.4 million, and liabilities of $1.4 billion, consisting of unearned premiums of $66.9 million and loss and loss adjustment expense reserves of $1.1 billion. In addition, Protective Insurance had outstanding borrowings of $20.0 million under a revolving credit facility agreement that was repaid subsequent to acquisition. All of Protective Insurance's contingencies were recognized as of the acquisition date.
Acquisition-related costs recognized in 2021 were not material to our results of operations. The pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes. The results of operations and financial condition of Protective Insurance have been included in our consolidated statements of income and consolidated balance sheets from the acquisition date. For the second quarter 2021, our consolidated results included total revenue and net income from Protective Insurance of $46.5 million and $2.3 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized growth in both premiums and policies in force in the second quarter 2021, compared to the same period last year. During the quarter, we generated $11.5 billion of net premiums written, which is an increase of $1.3 billion, or 13%, compared to the second quarter 2020. We ended the second quarter 2021 with 26.4 million companywide policies, which is 2.6 million more policies than were in force at June 30, 2020. Our underwriting profit margin of 3.5% for the second quarter 2021 was 8.8 points lower than the same period last year. Certain growth and profitability comparisons to the same period last year were, in part, impacted by the effects COVID-19 restrictions had on our comparable prior year results. During the second quarter of 2020, shelter-in-place restrictions were in place to help stop the spread of the novel coronavirus, COVID-19. We saw a significant reduction in auto accident frequency resulting from changes in driving patterns in 2020. The impact from the pandemic should be considered when comparing year-over-year changes.
On a year-over-year basis, net income and comprehensive income decreased 56% and 63%, respectively, for the second quarter 2021 and 9% and 42% for the first six months of 2021. The largest contributor to the year-over-year decreases was the reduction of underwriting income, which decreased 68% for the quarter and 38% for the first six months of 2021, partially offset by an increase in net holding period gains for the six months ended June 30, 2021, compared to the same period last year. The decreased underwriting profitability primarily reflected a significant increase in loss and loss adjustment expenses (LAE), which was in part offset by lower underwriting expenses in the second quarter 2021, compared to the second quarter 2020. For the second quarter 2021, losses and LAE reflect higher auto accident frequency and severity in both our personal and commercial auto products, coupled with lower average premiums per policy for our personal auto products. As pandemic-related restrictions were significantly reduced during the second quarter 2021, both frequency and vehicle miles traveled experienced increases, especially later in the second quarter. The increase in personal auto severity reflects higher costs to both repair cars and for medical expenses. The year-over-year increase in collision coverage severity, in part, reflects an increase in the valuation of used vehicles in 2021, which increases total loss costs that are partly offset by higher salvage returns. We also had lower collision severity in the second quarter of 2020, due to a higher volume of subrogation collections relative to new claims made, as a result of the COVID-19 restrictions. Our bodily injury coverage also saw an increase during the quarter due to a higher mix of more severe accidents.
Our underwriting expense ratios were 12.5 points and 6.6 points lower for the second quarter and first six months of 2021, respectively, compared to the same periods last year. In April and May 2020, we issued credits to personal auto policyholders and recognized additional bad debt expense related to the billing leniencies and moratoriums that were in place through the middle of May 2020, which contributed to the year-over-year variances.
During the second quarter 2021, our total capital (debt plus shareholders’ equity) increased $839.8 million, to $24.1 billion, primarily reflecting comprehensive income earned during the quarter, partially offset by common share repurchases and dividends declared during the period.
A. Insurance Operations
We evaluate growth in terms of both net premiums written and policies in force growth. All three of our operating segments contributed to our solid premium and policies in force growth during the second quarter on a year-over-year basis. Our companywide net premiums written grew 13%, with Personal Lines growing 6%, Commercial Lines 66%, and Property 15%, primarily reflecting an increase in volume from all of our segments. Our year-over-year Personal Lines growth for the second quarter 2021 was in part impacted by the solid growth experienced in the second quarter 2020 from our special lines business and renewal activity in our personal auto business as the moratoriums and billing leniencies that were in place were lifted. For our Commercial Lines business, in addition to an increase in policies in force, written premium growth also reflected a 20% increase in average written premium per policy on a quarter-over-prior-year quarter basis.
In addition to the increase in our traditional business market targets year-over-year, Commercial Lines premiums growth during the second quarter 2021 reflected an increase in premiums in the transportation network company (TNC) business related to the expansion of our footprint in rideshare coverage and an increase in the estimated number of miles driven during the remainder of the policy terms. Our Property business continued to recognize solid growth for both the second quarter and year-to-date periods. At June 30, 2021, on a year-over-year basis, policies in force grew 11% companywide, with Personal Lines, Commercial Lines, and Property growing 10%, 18%, and 14%, respectively.
During the second quarter 2021, new applications (i.e., issued policies) increased 7%, 52%, and 29% in our Personal Lines, Commercial Lines (excluding TNC and our business owners policy product), and Property segments, respectively. During the quarter, total new personal auto applications increased 9% on a year-over-year basis, with Agency new applications increasing

9% and Direct increasing 10%. While year-over-year new applications were strong at the beginning of the second quarter 2021, by the end of the quarter growth in new applications was lower than the prior year as we started taking actions to address profitability, as discussed below. New applications for our special lines products were up 1% during the second quarter 2021, primarily reflecting the significant new application growth during the second quarter 2020, as people were purchasing more special lines products as a way to practice social distancing.
On a year-over-year basis for the second quarter 2021, our Personal Lines renewal applications increased 9%, and both Commercial Lines and Property increased 8%. Total personal auto renewal applications increased 9% over the second quarter last year.
To grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention continues to be one of our most important priorities. Our efforts to increase our share of multi-product households remains a key initiative and we will continue to make investments to improve the customer experience to continue to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is our primary measure of customer retention in our Personal Lines, Commercial Lines, and Property businesses.
Due to insurance market volatility brought on by the COVID-19 virus, it may be difficult to assess the progress we are making against our retention goals. We evaluate retention using a trailing 12-month total auto policy life expectancy and a trailing 3-month policy life expectancy. The latter does not address seasonality and can reflect more volatility. Due to suspending cancellations of policies for nonpayment during the second quarter 2020, which impacted renewal activity, the growth in our auto trailing 3-month policy life expectancy was artificially high during the second quarter 2020. Due to these unusual circumstances, consistent with the second quarter 2020, we have chosen not to disclose the year-over-year decrease in the trailing 3-month measure, as we do not believe the measure is meaningful. As of the end of the second quarter 2021, our trailing 12-month total personal auto policy life expectancy increased 3%, compared to last year. While this measure was also positively impacted during the second quarter 2020 by the inclusion of the items discussed above, it was impacted to a much lesser extent. Our Agency auto and Direct auto trailing 12-month policy life expectancy were both up 3%. Our Commercial Lines trailing 12-month policy life expectancy increased 5% year over year, special lines was flat, and Property decreased 6%.
Our companywide underwriting margin for the second quarter 2021 was 3.5%, compared to 12.3% for the same period last year. Our personal auto incurred accident frequency was up 47% for the second quarter 2021, as compared to the prior year, and severity was up 8%. With more people driving and vehicle miles traveled increasing, loss frequency is more in line with what we were experiencing prior to the onset of the pandemic. Collision is a significant driver of the increased severity we experienced during the current quarter as the increase in the valuation of used vehicles is increasing our total loss and repair costs.
Throughout the second quarter, based on our usage-based insurance data, we observed the number of vehicle miles traveled continue to climb towards pre-pandemic levels. Claims frequency has also been moving towards pre-pandemic levels. Towards the end of the second quarter, the pace at which frequency was returning to pre-pandemic levels accelerated relative to vehicle miles traveled. This, in concert with lower personal auto average premiums and increased claims severity has eroded our underwriting margin. While it is difficult to accurately assess these trends moving forward, we expect continuing pressure on our underwriting margins from these, and potentially other trends, and are taking actions detailed below to strive to meet our stated objective of underwriting margins of at least four points on a calendar year basis.
During the second quarter 2021, rate increases were effective in 11 states, which had an average increase of about 5%. In the aggregate, rate changes for personal auto for the quarter were about 2%. Management continues to assess miles driven, driving patterns, loss severity, weather events, and other components of expected loss costs on a state-by-state basis and, where appropriate, adjust rates accordingly. We are also looking to identify where we may need to tighten underwriting criteria further where losses indicate rate inadequacy. In addition to rate actions, at the beginning of the third quarter 2021, we started reducing advertising spend in certain areas based on performance against our media and underwriting targets. We will continue to look at key performance indicators to assess where additional action is needed and will react swiftly to address those needs. These actions could result in fewer new business applications.
Our Personal and Commercial Lines operating segments were profitable during the second quarter 2021, while our Property business generated an underwriting loss, due to significant catastrophe losses incurred during the quarter. Our Personal Lines segment generated an underwriting profit margin of 3.8% for the second quarter 2021, which was aided minimally by our special lines business, which contributed a favorable 0.2 point impact on our Personal Lines combined ratio for the quarter. Our Commercial Lines underwriting profit margin for the second quarter was 8.0%. Our Property segment had an underwriting loss margin of 16.6% for the quarter. On a net basis (i.e., after reinsurance), our Property business incurred catastrophe losses, during the second quarter, of $128.0 million, or 25.5 points on their combined ratio.

B. Investments
The fair value of our investment portfolio was $50.9 billion at June 30, 2021, compared to $47.5 billion at December 31, 2020. The $3.4 billion increase from year-end 2020 is the result of solid cash flows from operations, net of shareholder dividends, strong investment results, as well as from the acquisition of Protective Insurance Corporation and its subsidiaries (Protective Insurance) (see Note 14 – Acquisition for further discussion).
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At June 30, 2021, 16% of our portfolio was allocated to Group I securities and 84% to Group II securities, compared to 14% and 86%, respectively, at December 31, 2020.
Our recurring investment income generated a pretax book yield of 1.9% for the second quarter 2021, compared to 2.5% for the same period in 2020, primarily due to investing new cash at lower interest rates. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.7% and 4.5% for the second quarter 2021 and 2020, respectively. Our fixed-income and common stock portfolios had FTE total returns of 1.1% and 7.3%, respectively, for the second quarter 2021, compared to 3.4% and 21.5%, respectively, last year. The year-over-year decrease in our fixed-income FTE total return was the result of an increase in interest rates. The common stock portfolio's FTE total return reflects that during the second quarter last year, our common stock portfolio’s FTE total return improved significantly as investors moved back into risk assets, following a decline at the end of the first quarter 2020, which reflected investors' response to the economic uncertainty due to the COVID-19 restrictions.
At June 30, 2021, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 3.1 years, compared to AA- and 3.0 years and AA- and 2.9 years at June 30, 2020 and December 31, 2020, respectively. While we have slightly lengthened our portfolio duration over the previous twelve months, it remains below the midpoint of our 1.5-year to 5-year range, which we believe provides some protection against a further increase in interest rates.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of $4.9 billion and $3.9 billion for the six months ended June 30, 2021 and 2020, respectively, in part due to collecting premiums at a faster rate than losses are being paid.
Our total capital (debt plus shareholders’ equity) was $24.1 billion, at book value, at June 30, 2021, compared to $22.1 billion at June 30, 2020, and $22.4 billion at December 31, 2020. The increase since year end primarily reflected net income, in part offset by common share repurchases, dividends declared, and other comprehensive loss during the period.
Our debt-to-total capital ratio remained below 30% during all reported periods, consistent with our financial policy. This ratio, which reflects debt as a percent of debt plus shareholders’ equity, was 22.4% at June 30, 2021, 24.4% at June 30, 2020, and 24.1% at December 31, 2020. None of our outstanding senior notes have restrictive financial covenants or credit rating triggers.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
During the first six months of 2021, we returned capital to shareholders primarily through dividends and common share repurchases. Our Board of Directors declared a $0.10 per common share dividend in both the first and second quarters 2021. These dividends, which were each $58.5 million in the aggregate, were paid in April 2021 and July 2021, respectively. In addition to the common share dividends, in March 2021, we paid Series B Preferred Share dividends in the aggregate amount of $13.4 million. In January 2021, we also paid common share dividends in the aggregate amount of $2.7 billion, or $4.60 per share (see Note 9 – Dividends for further discussion). In accordance with our financial policies, during 2021, we repurchased 1.1 million common shares, at a total cost of $95.4 million, either in the open market or to satisfy tax withholding obligations as permitted under our equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our capital position and the potential capital needs to expand our business operations.
In April 2021, we renewed the unsecured discretionary line of credit (the “Line of Credit”) with PNC Bank, National Association, in the maximum principal amount of $250 million. We did not engage in short-term borrowings, including any borrowings under our Line of Credit, to fund our operations or for liquidity purposes during the reported periods.

On June 1, 2021, Progressive acquired all of the outstanding Class A and Class B common shares of Protective Insurance for $23.30 per share, or approximately $338 million in aggregate. The acquisition was funded with cash held by Progressive. See Note 14 – Acquisition for further discussion.
Based upon our capital planning and forecasting efforts, we believe we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, anticipated dividends on our common shares and Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future, including the $500 million of 3.75% Senior Notes maturing in August of 2021. We did not experience a significant change in our liquidity needs during the second quarter 2021. During the first six months of 2021 and at all times during 2020, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report to Shareholders).
B. Commitments and Contingencies
Contractual Obligations
During the first six months of 2021, our contractual obligations have not changed materially from those discussed in our 2020 Annual Report to Shareholders.
Off-Balance-Sheet Arrangements
Our off-balance-sheet leverage includes purchase obligations and catastrophe excess of loss reinsurance contracts. There have not been any material changes in off-balance-sheet items from those discussed in our 2020 Annual Report to Shareholders.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in three segments: Personal Lines, Commercial Lines, and Property. As a component of our Personal Lines segment, we report our Agency and Direct business results to provide further understanding of our products by distribution channel.
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Personal Lines
Agency	38%	40%	38%	41%
Direct	40	43	41	43
Total Personal Lines[1]	78	83	79	84
Commercial Lines	17	12	16	12
Property	5	5	5	4
Total underwriting operations	100%	100%	100%	100%
1 Personal auto insurance accounted for 91% of the total Personal Lines segment net premiums written during the three months and 93% during the six months ended June 30, 2021 and 2020; insurance for our special lines products accounted for the balance.
Our Personal Lines business writes insurance for personal autos and special lines products (e.g., motorcycles, watercraft, and RVs). We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia. Within Personal Lines we often refer to our four consumer segments, which include:
•Sams - inconsistently insured;
•Dianes - consistently insured and maybe a renter;
•Wrights - homeowners who do not bundle auto and home; and
•Robinsons - homeowners who bundle auto and home.
While our personal auto policies are primarily written for 6-month terms, we write 12-month auto policies in our Platinum agencies to promote bundled auto and home growth. At June 30, 2021, 13% of our Agency auto policies in force were 12-month policies, compared to 11% a year earlier. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related liability and physical damage insurance, workers’ compensation coverage primarily for the transportation industry, and business-related general liability and property insurance, predominately for small businesses. The majority of our Commercial Lines business is written through the independent agency channel although our direct business is growing. The amount of commercial auto business written through the direct channel, excluding our TNC business, grew 93% on a quarter-over-prior-year and represented 10% of premiums written for the second quarter 2021, compared to 8% for the same period last year. We write Commercial Lines business in all 50 states and about 90% of these policies are written for 12-month terms. To serve our direct channel customers, we continued to expand our product offerings, including the addition of our business owners policy product in 22 states by the end of the second quarter, through our in-house agency and BusinessQuote Explorer®, our digital platform for small business consumers.
Our Property business writes residential property insurance for single family homes, condominium unit owners, renters, etc. We write the majority of our Property business through the independent agency channel; however, we continue to expand the distribution of our Property product offerings in the direct channel, which represented about 22% of premiums written for the second quarter 2021, compared to 17% for the same period last year. Property policies are written for 12-month terms. We write residential property in 47 states, renters in 48 states, and flood insurance in 46 states; we also write all of these products in the District of Columbia. Our flood insurance is written primarily through the National Flood Insurance Program and is 100% reinsured.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$207.5	4.9%	$550.6	14.0%	$755.0	9.1%	$1,152.2	14.9%
Direct	128.4	2.8	647.2	15.5	543.0	6.0	1,120.2	13.7
Total Personal Lines	335.9	3.8	1,197.8	14.8	1,298.0	7.5	2,272.4	14.3
Commercial Lines	130.1	8.0	179.8	15.9	358.6	11.8	292.3	12.6
Property[1]	(83.3)	(16.6)	(188.7)	(43.6)	(154.0)	(15.8)	(139.5)	(16.3)
Other indemnity[2]	0.1	NM	0	NM	0.1	NM	0	NM
Total underwriting operations	$382.8	3.5%	$1,188.9	12.3%	$1,502.7	7.0%	$2,425.2	12.7%
1 For the three and six months ended June 30, 2021 and 2020, pretax profit (loss) includes $14.1 million and $28.3 million, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment, and $14.1 million and $28.6 million for the respective periods last year.
2 Primarily includes Protective Insurance's run-off business operations. Underwriting margins for our other indemnity business are not meaningful (NM) due to the low level of premiums earned by such business.
The decreases in the companywide underwriting profit margins during the three and six months ended June 30, 2021, compared to the same periods last year, were primarily driven by higher accident frequency and severity. See the Losses and Loss Adjustment Expenses (LAE) section below for further discussion of our frequency and severity trends.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Performance[1]	2021	2020	Change	2021	2020	Change
Personal Lines – Agency
Loss & loss adjustment expense ratio	76.5	53.2	23.3	72.2	58.8	13.4
Underwriting expense ratio	18.6	32.8	(14.2)	18.7	26.3	(7.6)
Combined ratio	95.1	86.0	9.1	90.9	85.1	5.8
Personal Lines – Direct
Loss & loss adjustment expense ratio	77.0	50.3	26.7	72.8	57.9	14.9
Underwriting expense ratio	20.2	34.2	(14.0)	21.2	28.4	(7.2)
Combined ratio	97.2	84.5	12.7	94.0	86.3	7.7
Total Personal Lines
Loss & loss adjustment expense ratio	76.8	51.7	25.1	72.5	58.3	14.2
Underwriting expense ratio	19.4	33.5	(14.1)	20.0	27.4	(7.4)
Combined ratio	96.2	85.2	11.0	92.5	85.7	6.8
Commercial Lines
Loss & loss adjustment expense ratio	71.8	57.3	14.5	67.9	62.9	5.0
Underwriting expense ratio	20.2	26.8	(6.6)	20.3	24.5	(4.2)
Combined ratio	92.0	84.1	7.9	88.2	87.4	0.8
Property
Loss & loss adjustment expense ratio	87.5	114.0	(26.5)	86.2	86.5	(0.3)
Underwriting expense ratio[2]	29.1	29.6	(0.5)	29.6	29.8	(0.2)
Combined ratio[2]	116.6	143.6	(27.0)	115.8	116.3	(0.5)
Total Underwriting Operations
Loss & loss adjustment expense ratio	76.5	55.2	21.3	72.5	60.2	12.3
Underwriting expense ratio	20.0	32.5	(12.5)	20.5	27.1	(6.6)
Combined ratio	96.5	87.7	8.8	93.0	87.3	5.7
Accident year – Loss & loss adjustment expense ratio[3]	75.8	55.5	20.3	71.6	59.6	12.0
1 Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 Included in the three and six months ended June 30, 2021, are 2.8 points and 2.9 points, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment, and 3.3 points and 3.4 points for the respective periods last year. Excluding these additional expenses, for the three months ended June 30, 2021 and 2020, the Property business would have reported expense ratios of 26.3 for both periods, and combined ratios of 113.8 and 140.3, respectively. For the six months ended June 30, 2021 and 2020, excluding these additional expenses, the Property business would have reported expense ratios of 26.7 and 26.4, respectively, and combined ratios of 112.9 for both periods.
3 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2021	2020	2021	2020
Increase (decrease) in net loss and LAE reserves	$1,603.1	$146.5	$2,230.6	$116.1
Paid losses and LAE	6,803.3	5,174.9	13,286.3	11,360.5
Total incurred losses and LAE	$8,406.4	$5,321.4	$15,516.9	$11,476.6
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
Our total loss and LAE ratio increased 21.3 points for the second quarter 2021, compared to the same period last year, and 12.3 points on a year-to-date basis, primarily due to higher accident severity and frequency.
The following table shows our consolidated catastrophe losses, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2021		2020		2021		2020
Personal Lines	$211.8		$164.7		$276.9		$201.9
Commercial Lines	6.6		6.3		8.4		7.6
Property	128.0		234.8		272.6		276.7
Total net catastrophe losses incurred	$346.4		$405.8		$557.9		$486.2
Combined ratio effect	3.2	pts.	4.2	pts.	2.6	pts.	2.5	pts.
During the second quarter 2021, the majority of catastrophe losses were due to wind and hail throughout the United States. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
We do not have catastrophe-specific reinsurance for our Personal Lines or Commercial Lines businesses, but we reinsure portions of our Property business against various risks. The Property business reinsurance programs include: multi-year catastrophe excess of loss, aggregate excess of loss, and catastrophe bonds. During the second quarter 2021, we entered into new reinsurance contracts under our per occurrence excess of loss program for our Property business. The new reinsurance policies carry retention thresholds for losses and allocated loss adjustment expenses (ALAE) from a single catastrophic event of $200 million, an increase from the retention threshold on the prior contracts of $80 million. The increase in the threshold from the prior contract primarily reflects our ability to assume more direct risk on a companywide basis, while balancing this risk against the rising costs for these types of contracts. See Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of our various reinsurance programs. As of June 30, 2021, on a year-to-date basis, we have incurred $276.3 million of losses and ALAE subject to our 2021 catastrophe aggregate excess of loss program and have not exceeded the $475 million annual retention threshold.

Under our various Property catastrophe-specific reinsurance, we ceded the following losses and ALAE, including development on prior year storms, during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Aggregate excess of loss:
Current accident year	$0	$0	$0	$0
Prior accident years	12.7	NA	13.5	NA
Per occurrence excess of loss:
Current accident year	(12.5)	0	7.5	0
Prior accident years[1]	15.0	40.0	134.6	80.0
Total	$15.2	$40.0	$155.6	$80.0
NA = Not applicable; this reinsurance coverage was entered into on January 1, 2020.
1 Increase during the six months ended June 30, 2021, primarily represents prior year development on Hurricane Irma. In 2017, we reached our excess of loss retention threshold for Irma and, as a result, all prior year development is fully ceded.
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
Due to the impacts of shelter-in-place requirements that occurred throughout much of 2020, we believe that comparing current year frequency and severity to the prior year are not meaningful for our personal auto businesses. For reference, on a year-over-year basis for the second quarter and the first six months of 2021, frequency increased 47% and 19%, respectively, for all coverages, excluding comprehensive coverage, and severity increased 8% and 6%. The trend comparisons below compare a two-year annualized change between 2021 and 2019 for personal auto frequency and severity, which we feel are more insightful when trying to understand our current year profitability given the impact that COVID-19 restrictions had on our 2020 trends.
We saw the number of vehicle miles driven decrease dramatically when the COVID-19 restrictions were first put in place, especially during the early months of the pandemic. Now that the shelter-in-place restrictions have been eliminated, our usage-based insurance data has shown that the variance between vehicle miles traveled and claims volume decreased as the number of claims grew at a faster pace during the second quarter 2021.
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 8% during the second quarter and the first six months of 2021, compared to the same period in 2019.
Following are the changes we experienced in severity in our auto coverages on a 2021 year-over-2019 year annualized basis:
•Bodily injury increased about 10% for the second quarter and the first six months of 2021, due in part to a shift in the mix to more severe accidents compared to 2019.
•Personal injury protection (PIP) increased about 10% during the second quarter 2021 and 7% during the first six months of 2021, due in part to reopened claims, primarily in Florida.
•Auto property damage and collision increased about 6% and 9%, respectively, for the second quarter 2021 and 6% and 7% for the first six months of 2021, in part due to shifts in the type of loss experienced, more total losses, and increased used car prices.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our personal auto incurred frequency, on a calendar-year annualized basis, decreased about 6% and 8% for the second quarter and for the first six months of 2021, compared to the same periods in 2019. Following are the frequency changes we experienced by coverage, and primarily resulted from changes in driving patterns from those historically experienced:
•Auto property damage, bodily injury, and PIP each decreased about 9% to 10% for the second quarter of 2021 and 11% to 12% for the first six months of 2021, compared to 2019.
•Collision decreased about 2% for the quarter and 5% for the first six months of 2021.

We will continue to analyze trends to distinguish changes in our experience from other external factors, such as changes in the number of vehicles per household, miles driven, vehicle usage, gasoline prices, advances in vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business or changes in driving patterns, to allow us to react quickly to price for these trends and to reserve more accurately for our loss exposures.
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
For the trailing 12-month period ending June 30, 2021, compared to the same period in 2020, incurred severity in our commercial auto products increased 6% and frequency was flat. The increase in severity is in part due to increased medical costs and actuarially determined reserves due to accelerating paid loss trends and shifts in the mix of business to for-hire transportation, which has higher average severity than the business auto and contractor business market targets. Information from our usage-based insurance data shows commercial auto driving miles and congestion levels are back to pre-pandemic levels, which we believe will result in more claims activity. As a result, we will continue to adjust our pricing and increase our claims staff to prepare for the expected year-over-year increase in our commercial auto claims volume.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2021		2020		2021		2020
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$(22.1)		$(2.7)		$(44.2)		$(12.2)
Current accident year	15.5		28.6		18.4		30.2
Calendar year actuarial adjustment	$(6.6)		$25.9		$(25.8)		$18.0
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustment	$(22.1)		$(2.7)		$(44.2)		$(12.2)
All other development	(50.5)		30.7		(152.8)		(103.9)
Total development	$(72.6)		$28.0		$(197.0)		$(116.1)
(Increase) decrease to calendar year combined ratio	(0.7)	pts.	0.3	pts.	(0.9)	pts.	(0.6)	pts.
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
Underwriting Expenses
The companywide underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses and policyholder credits, net of fees and other revenues, expressed as a percentage of net premiums earned) decreased 12.5 points for the second quarter and 6.6 points for the first six months of 2021, compared to the same period in 2020, primarily reflecting 10.7 points and 5.4 points of policyholder credits issued to personal auto customers for the three and six months ended June 30, 2020. Our Commercial Lines business also saw a significant decrease in expenses on a year-over-year basis reflecting the work that we did with our Commercial Lines policyholders and agents to provide premium credits and billing allowances during the second quarter 2020, which, along with bad debt exposure, contributed to a 4.0 point and 2.1 point increase in the Commercial Lines expense ratio for the three and six months ended June 30, 2020, respectively.
Progressive’s other underwriting expenses, net of fees and other revenues, decreased 3% and increased 1% for the three and six months ended June 30, 2021, compared to the same periods last year. In 2020, we recorded $120.0 million and $191.0 million for the second quarter and year-to-date periods, respectively, to increase our allowance for uncollectable accounts, which reflected our expectation of the additional uncertainty regarding our policyholders' ability to pay as a result of the economic impacts related to COVID-19 restrictions. During the second quarter and the first six months of 2021, our advertising expenditures increased 15% and 20%, compared to the same period last year. We reevaluated our media budget as part of our actions to respond to the compression we are seeing in our underwriting profitability and, as a result, will be reducing our planned spend in certain areas based on performance against our media and underwriting targets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2021	2020	% Growth	2021	2020	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$4,326.1	$4,104.7	5%	$8,784.8	$8,131.2	8%
Direct	4,574.1	4,326.8	6	9,576.8	8,624.2	11
Total Personal Lines	8,900.2	8,431.5	6	18,361.6	16,755.4	10
Commercial Lines	1,986.3	1,195.1	66	3,780.4	2,339.2	62
Property	590.9	513.4	15	1,064.5	916.7	16
Other indemnity	2.9	0	NM	2.9	0	NM
Total underwriting operations	$11,480.3	$10,140.0	13%	$23,209.4	$20,011.3	16%
NET PREMIUMS EARNED
Personal Lines
Agency	$4,220.3	$3,919.0	8%	$8,318.5	$7,747.7	7%
Direct	4,633.9	4,167.9	11	9,065.6	8,160.3	11
Total Personal Lines	8,854.2	8,086.9	9	17,384.1	15,908.0	9
Commercial Lines	1,621.8	1,129.0	44	3,039.6	2,318.0	31
Property	502.3	432.7	16	974.8	853.3	14
Other indemnity[1]	4.0	0	NM	4.0	0	NM
Total underwriting operations	$10,982.3	$9,648.6	14%	$21,402.5	$19,079.3	12%
NM = Not meaningful
[1] Represents Protective Insurance's run-off business.				June 30,
(thousands)				2021	2020	% Growth
POLICIES IN FORCE
Agency auto				8,014.2	7,362.5	9%
Direct auto				9,581.3	8,507.6	13
Total auto				17,595.5	15,870.1	11
Special lines[1]				5,211.7	4,790.5	9
Personal Lines — total				22,807.2	20,660.6	10
Commercial Lines				916.6	775.8	18
Property				2,655.5	2,336.1	14
Companywide total				26,379.3	23,772.5	11%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.

Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth. As shown in the tables below, we measure retention by policy life expectancy. We review our customer retention for our personal auto products using both a trailing 3-month and a trailing 12-month period. Although using a trailing 3-month measure does not address seasonality and can reflect more volatility, this measure is more responsive to current experience and generally can be an indicator of how our retention rates are moving. Due to the significant renewal activity during the second quarter 2020, as a result of suspending cancellations of policies for non-payment, we believe the year-over-year change in the trailing 3-month policy life expectancy is not representative of true retention activity and, therefore, we have chosen not to disclose this measure in the tables below as we do not believe the change is meaningful.
We continue to disclose our changes in policy life expectancy using a trailing 12-month period. We believe the measure is indicative of recent experience, mitigates the effect of month-to-month variability, and addresses seasonality. While this measure was also impacted by suspension of policy cancellations last year, it was to a much lesser extent.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments.

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2021	2020	2021	2020
Applications
New	7%	2%	11%	2%
Renewal	9	12	11	11
Written premium per policy - Auto	(2)	0	(3)	0
Policy life expectancy - Auto
Trailing 3-months	NM	NM
Trailing 12-months	3	7
NM = Not meaningful
In our Personal Lines business, the increase in both new and renewal applications during 2021 resulted from increases in both our personal auto and special lines products. The year-to-date comparisons are impacted by the depressed growth resulting from the impact of COVID-19 restrictions that were put in place toward the end of the first quarter 2020.
During the three and six months ended June 30, 2021, our personal auto new application growth was 9% and 10%, respectively, compared to the same periods last year. During the second quarter 2021, we continued to see strong renewal personal auto application growth, in part aided by rate decreases taken throughout 2020, in addition to the impact from the moratoriums and billing leniency efforts throughout 2020. During the second quarter 2021, rate increases were effective in 11 states, which had an average increase of about 5%. In the aggregate, rate changes for personal auto for the quarter were about 2%. These rate changes, coupled with tightening underwriting criteria in consumer segments where losses indicate rate inadequacy, are part of the actions that we are taking to address the rising trends we are experiencing with auto accident frequency and severity increasing as people are driving more. We will continue to manage growth and profitability in accordance with our long-standing goal of growing as fast as we can as long as we can provide good customer service at or below a companywide 96 combined ratio on a calendar-year basis.
Our special lines products saw new applications increase 1% and 12% during the quarter and year-to-date period. Year-over-year growth in the second quarter 2021 was less than the first six months due to the significant application growth we recorded last year. During the second quarter 2020, we recorded a 22% increase in new applications due to high demand in our special lines products reflecting the overall growth in the RV, boat, and motorcycle industries as consumers focused on activities that promoted social distancing.
At the end of the second quarter 2021, we saw our Robinsons continue to enjoy year-over-year growth in personal auto policies in force that outpaced our other consumer segments (Sams, Dianes, and Wrights). New application growth across all four consumer segments was positive for the quarter. Quote volume increased on a year-over-year basis for the second quarter in all consumer segments, except the Wrights, which decreased slightly. During the second quarter 2021, compared to the same period last year, all consumer segments saw a flat-to-slightly-increased rate of conversion.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel. The channel discussions below are focused on personal auto insurance since this product accounted for 91% and 93% of the Personal Lines segment net premiums written during the second quarter and the first six months of 2021, respectively.

The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2021	2020	2021	2020
Applications - Auto
New	9%	(13)%	7%	(8)%
Renewal	6	11	9	10
Written premium per policy - Auto	(1)	1	(1)	1
Policy life expectancy - Auto
Trailing 3-months	NM	NM
Trailing 12-months	3	9
NM = Not meaningful
The Agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the second quarter and first six months of 2021, the Agency auto business experienced an increase in new application growth. During the quarter, we generated new auto application growth in 39 states and the District of Columbia, including seven of our top 10 largest Agency states. Each of our consumer segments experienced positive new application and policy in force growth, except for our Robinson consumer segment where new applications decreased 2% during the second quarter 2021, compared to last year. Robinsons new applications were relatively less affected by the pandemic than the other consumer segments in 2020.
During the second quarter and first six months of 2021, we experienced an increase in Agency auto quote volume of 6% and 5%, respectively, with a rate of conversion (i.e., converting a quote to a sale) increase of 3% and 2%, compared to the same period last year. For the quarter and year-to-date periods, each consumer segment saw increases in quote volume, except for the Wrights, where growth decreased slightly in both periods, compared to last year. The current year increase in part reflected lower quotes and conversion in 2020 due to shelter-in-place restrictions, which required agents to work from home. Given the impact of the COVID-19 restrictions on the prior year activity, we felt it may be helpful to compare the current year to the second quarter and first six months of 2019. Comparing 2021 to 2019, Agency auto quotes increased 1% and 3%, for the second quarter and first six months, respectively, and conversion decreased 6% and 5%.
We experienced an increase in the percentage of bundled Agency auto policies written for 12-month terms, which have about twice the amount of net premiums written compared to 6-month policies. At the end of the second quarter 2021, 13% of our Agency auto policies in force were 12-month policies, compared to about 11% a year earlier. Written premium per policy on new Agency auto business was up 1% and renewal was down 1%, compared to the second quarter last year. In response to increased frequency and severity resulting from changes in driving patterns during 2021, we are taking rate actions to address our underwriting profitability. During the second quarter 2021, our auto rate changes averaged an increase of 2% countrywide in our Agency auto business.
The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2021	2020	2021	2020
Applications - Auto
New	10%	4%	13%	5%
Renewal	12	15	15	13
Written premium per policy - Auto	(4)	0	(4)	0
Policy life expectancy - Auto
Trailing 3-months	NM	NM
Trailing 12-months	3	5
NM = Not meaningful

The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. The Direct business experienced solid new and renewal application growth during the second quarter 2021, in part reflecting our increase in advertising spend. During the quarter, we generated new auto application growth in 41 states and the District of Columbia, including nine of our top 10 largest Direct states. During the quarter, we grew our new Direct auto applications and policies in force across all consumer segments, except for our Sam consumer segment, where new applications decreased 1% during the second quarter 2021, compared to last year.
During the second quarter and first six months of 2021, we experienced a decrease in Direct auto quote volume of 4% and an increase of 2%, respectively, while our rate of conversion increased 13% and 11%, compared to the same period last year. All consumer segments saw a decrease in quotes during the quarter, with the Robinsons showing the largest decrease of 9%. On a year-over-year basis, all consumer segments saw flat-to-increased quote growth. Unlike our Agency auto business, by the end of the second quarter 2020, our Direct auto business was returning to more normal activity, as evidenced by overall shopping volume returning to pre-COVID levels. Although the Direct auto business was not impacted to the same extent as our Agency auto business from the COVID-19 restrictions, comparing the second quarter and first six months of 2021 to the comparable periods in 2019, Direct auto quotes increased 3% and 7%, respectively, and conversion increased 11% and 10%.
During the second quarter 2021, written premium per policy for new Direct auto business decreased 4% and renewal business decreased 3%, reflecting rate decreases taken during the last 12 months. Consistent with the Agency auto business, in response to increased frequency and severity during 2021, we are taking rate actions to support our underwriting profitability in our Direct auto business. During the second quarter 2021, our auto rate changes averaged an increase of 2% countrywide in our Direct auto business.
E. Commercial Lines

	Growth Over Prior Year
	Quarter		Year-to-date
	2021	2020	2021	2020
Applications - Auto
New	52%	(10)%	40%	(3)%
Renewal	8	7	10	8
Written premium per policy	20	(1)	16	2
Policy life expectancy - Trailing 12-months	5	6

Note: Table excludes our TNC, BOP, and Protective Insurance products.
Our Commercial Lines business operates in five traditional business markets, which include business auto, for-hire transportation, contractor, for-hire specialty, and tow markets, primarily written through the agency channel. We also write transportation network company (TNC) business and business owners policy (BOP) insurance. With the acquisition of Protective Insurance and its subsidiaries during the quarter, we expanded our offerings to larger fleet, workers’ compensation coverage for the transportation industry, and affinity programs.
Similar to our experience in our personal auto businesses, our Commercial Lines business results for the first half of 2020 were negatively impacted by COVID-19 restrictions, which influenced the demands and general consumer habits for goods and services provided by our Commercial Lines customers and required that certain businesses undergo temporary closure.
Commercial Lines experienced very strong new application growth in the second quarter 2021, reflecting continued improvement in the economy and our competitiveness in the marketplace. The new application growth during the second quarter was primarily driven by continued growth in our for-hire transportation business market target.
During the second quarter 2021, demand in our for-hire transportation product drove new consumer shopping, which resulted in a 41% increase in quote volume and an 8% increase in the rate of conversion, compared to the same period last year.
During the second quarter 2021, volume in our TNC business increased significantly, compared to the second quarter last year when COVID-19 restrictions were in place. During the quarter, our net premiums written continued to reflect the increase in rideshare usage we started to experience during the second half of 2020. In addition, we began writing business in an additional state for one of our TNC customers in the second quarter 2021.

F. Property

	Growth Over Prior Year
	Quarter		Year-to-date
	2021	2020	2021	2020
Applications
New	29%	4%	28%	5%
Renewal	8	15	10	16
Written premium per policy	0	0	0	0
Policy life expectancy - Trailing 12-months	(6)	(3)
Our Property business writes residential property insurance for homeowners, other property owners, and renters, in the agency and direct channels. During the second quarter 2021, our Property business experienced a solid increase in new applications, primarily driven by growth in our direct channel and our Robinsons consumer segment, and a continued rebound in the housing market for new home sales. Our Property segment was not significantly impacted by COVID-19 restrictions during 2020.
Despite rate increases taken during the last 12 months in our home product, there was no change in written premium per policy on a year-over-year basis due to a shift in the mix of business to a larger share of renters policies, which have lower written premiums per policy. Our policy life expectancy decreased from the same period last last year, primarily due to targeted rate increases being made in hail prone states in 2020.
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future period. At June 30, 2021 and 2020, and December 31, 2020, we reported net federal deferred tax liabilities. At June 30, 2021 and 2020, and December 31, 2020, we had net current income taxes payable of $37.2 million, $889.0 million, and $163.5 million, respectively, which were reported as part of other liabilities. During the six months ended June 30, 2020, we deferred $700.0 million of estimated federal tax payments under guidance from the Internal Revenue Service (IRS). In response to the impact on businesses caused by COVID-19 restrictions, the IRS postponed the due date of federal income tax payments that would have otherwise been due between April 1, 2020 and July 15, 2020.
Our effective tax rate for the three and six months ended June 30, 2021, were 20.9% and 20.8%, respectively, compared to 21.1% and 20.8% for the same periods last year.

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

The following table summarizes investment results for the periods ended June 30:

	Three Months		Six Months
	2021	2020	2021	2020
Pretax recurring investment book yield (annualized)	1.9%	2.5%	2.0%	2.6%
Weighted average FTE book yield (annualized)	1.9	2.6	2.0	2.6
FTE total return:
Fixed-income securities	1.1	3.4	0.2	4.6
Common stocks	7.3	21.5	20.7	(3.4)
Total portfolio	1.7	4.5	1.9	3.9

The decrease in the book yield compared to last year reflects investing new cash from operations and portfolio turnover during the past twelve months in lower interest rate securities. The decrease in our fixed-income total return reflects the increase in interest rates during 2021. In our common stock portfolio, the significant variances year over year, for both quarter and year to date, were the result of the initial market decline due to COVID concerns in early 2020 and the subsequent market rebound. In addition, during 2021, we held common stocks, outside our indexed fund that had significant return volatility.

A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended June 30, follows:

	Three Months		Six Months
	2021	2020	2021	2020
Fixed-income securities:
U.S. Treasury Notes	0.4%	0.7%	(0.7)%	7.0%
Municipal bonds	1.4	3.8	0.4	6.6
Corporate bonds	1.3	6.3	(0.3)	5.5
Residential mortgage-backed securities	0.5	4.3	0.9	1.4
Commercial mortgage-backed securities	1.8	4.0	1.0	1.0
Other asset-backed securities	0.5	2.3	0.7	1.8
Preferred stocks	6.2	9.2	6.1	(4.1)
Short-term investments	0	0.4	0.1	0.8

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
June 30, 2021
U.S. government obligations	$19,437.7	38.1%	3.4	AAA
State and local government obligations	2,440.5	4.8	3.8	AA
Corporate debt securities	10,690.9	21.0	3.3	BBB
Residential mortgage-backed securities	671.3	1.3	1.2	AA-
Commercial mortgage-backed securities	5,708.1	11.2	3.6	A+
Other asset-backed securities	3,899.0	7.7	1.3	AA
Preferred stocks	1,845.8	3.7	3.6	BBB-
Short-term investments	1,710.6	3.3	0.1	A+
Total fixed-income securities	46,403.9	91.1	3.1	AA-
Common equities	4,538.9	8.9	na	na
Total portfolio[2]	$50,942.8	100.0%	3.1	AA-
June 30, 2020
U.S. government obligations	$9,277.8	21.2%	3.8	AAA
State and local government obligations	3,574.3	8.2	4.5	AA+
Corporate debt securities	11,062.5	25.3	4.0	BBB+
Residential mortgage-backed securities	543.0	1.2	0.8	AA
Commercial mortgage-backed securities	5,761.8	13.2	2.7	AA
Other asset-backed securities	4,354.9	9.9	1.0	AAA-
Preferred stocks	1,332.7	3.0	3.2	BBB-
Short-term investments	4,700.5	10.8	0.1	BBB+
Total fixed-income securities	40,607.5	92.8	3.0	AA-
Common equities	3,170.4	7.2	na	na
Total portfolio[2]	$43,777.9	100.0%	3.0	AA-
December 31, 2020
U.S. government obligations	$12,740.0	26.8%	3.3	AAA
State and local government obligations	3,221.8	6.8	4.4	AA
Corporate debt securities	10,185.2	21.4	3.8	BBB
Residential mortgage-backed securities	509.5	1.1	1.0	AA
Commercial mortgage-backed securities	6,175.1	13.0	3.2	AA-
Other asset-backed securities	3,784.6	7.9	1.0	AA+
Preferred stocks	1,642.6	3.5	3.6	BBB-
Short-term investments	5,218.5	11.0	<0.1	AA
Total fixed-income securities	43,477.3	91.5	2.9	AA-
Common equities	4,053.0	8.5	na	na
Total portfolio[2]	$47,530.3	100.0%	2.9	AA-
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
2Our portfolio reflects the effect of net unsettled security transactions; at June 30, 2021, we had $412.1 million in other liabilities, compared to $277.9 million and $95.5 million at June 30, 2020 and December 31, 2020, respectively.
The total fair value of the portfolio at June 30, 2021 and 2020, and December 31, 2020, included $3.3 billion, $2.3 billion, and $6.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions. During the first six months of 2021, we used a portion of these investments to pay our common share dividends and repurchase common shares.

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

The following table shows the composition of our Group I and Group II securities:

	June 30, 2021		June 30, 2020		December 31, 2020
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$1,834.2	3.6%	$368.6	0.8%	$1,006.4	2.1%
Redeemable preferred stocks[1]	91.7	0.2	76.0	0.2	97.3	0.2
Nonredeemable preferred stocks	1,662.3	3.3	1,180.6	2.7	1,447.9	3.1
Common equities	4,538.9	8.9	3,170.4	7.2	4,053.0	8.5
Total Group I securities	8,127.1	16.0	4,795.6	10.9	6,604.6	13.9
Group II securities:
Other fixed maturities	41,105.1	80.7	34,281.8	78.3	35,707.2	75.1
Short-term investments	1,710.6	3.3	4,700.5	10.8	5,218.5	11.0
Total Group II securities	42,815.7	84.0	38,982.3	89.1	40,925.7	86.1
Total portfolio	$50,942.8	100.0%	$43,777.9	100.0%	$47,530.3	100.0%
1We did not hold any non-investment-grade redeemable preferred stocks at June 30, 2021 and 2020, or December 31, 2020.
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

Unrealized Gains and Losses
As of June 30, 2021, our fixed-maturity portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $638.8 million, compared to $1,257.1 million and $1,206.6 million at June 30, 2020 and December 31, 2020, respectively. The decrease from June 30, 2020, reflects sales of securities with unrealized gains in 2020 as well as increasing interest rates during the first six months of 2021. The decrease from December 31, 2020, was primarily due to increasing interest rates, which resulted in valuation decreases in all fixed-maturity sectors, most prominently in the U.S. government and corporate portfolios.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Holding Period Gains and Losses

The following table provides the gross and net holding period gain (loss) balance and activity during the six months ended June 30, 2021:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2020
Hybrid fixed-maturity securities	$15.2	$0	$15.2
Equity securities	2,961.5	(6.6)	2,954.9
Total holding period securities	2,976.7	(6.6)	2,970.1
Current year change in holding period securities
Hybrid fixed-maturity securities	0.7	(1.7)	(1.0)
Equity securities	493.5	3.2	496.7
Total changes in holding period securities	494.2	1.5	495.7
Balance at June 30, 2021
Hybrid fixed-maturity securities	15.9	(1.7)	14.2
Equity securities	3,455.0	(3.4)	3,451.6
Total holding period securities	$3,470.9	$(5.1)	$3,465.8

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
•Interest rate risk - our duration of 3.1 years at June 30, 2021, fell within our acceptable range of 1.5 to 5 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	June 30, 2021	June 30, 2020	December 31, 2020
1 year	21.9%	25.5%	19.5%
2 years	18.5	14.1	18.7
3 years	24.4	21.3	24.9
5 years	17.1	20.1	18.5
7 years	12.2	10.4	10.9
10 years	5.9	8.6	7.5
Total fixed-income portfolio	100.0%	100.0%	100.0%

•Credit risk - our credit quality rating of AA- was above our minimum threshold during the second quarter 2021. The credit quality distribution of the fixed-income portfolio was:

Rating	June 30, 2021	June 30, 2020	December 31, 2020
AAA	55.8%	45.6%	53.3%
AA	7.5	8.9	9.8
A	9.3	14.5	11.1
BBB	22.1	29.4	22.9
Non-investment grade/non-rated[1]
BB	4.3	1.2	2.4
B	0.5	0.2	0.2
CCC and lower	0.1	0	0.1
Non-rated	0.4	0.2	0.2
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 5.1% of the total fixed-income portfolio at June 30, 2021, compared to 1.5% at June 30, 2020 and 2.9% at December 31, 2020.

•Concentration risk - we did not have any investments in a single issuer, either overall or in the context of individual assets classes and sectors, that exceeded our thresholds during the second quarter 2021.
•Prepayment and extension risk - we did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the second quarter 2021.
•Liquidity risk - our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements.
◦The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $2.0 billion, or 7.8%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2021. Cash from interest and dividend payments provides an additional source of recurring liquidity.
◦The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at June 30, 2021:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$1,426.1	0.6
One to two years	4,882.0	1.6
Two to three years	5,489.7	2.6
Three to five years	4,308.4	4.3
Five to seven years	2,376.2	6.6
Seven to ten years	955.3	8.9
Total U.S. Treasury Notes	$19,437.7	3.4

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities (ABS), which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)[1]
June 30, 2021
Residential mortgage-backed securities	$671.3	$3.5	6.5%	1.2	AA-
Commercial mortgage-backed securities	5,708.1	79.9	55.6	3.6	A+
Other asset-backed securities	3,899.0	33.1	37.9	1.3	AA
Total asset-backed securities	$10,278.4	$116.5	100.0%	2.6	AA-
June 30, 2020
Residential mortgage-backed securities	$543.0	$2.0	5.1%	0.8	AA
Commercial mortgage-backed securities	5,761.8	33.3	54.0	2.7	AA
Other asset-backed securities	4,354.9	41.6	40.9	1.0	AAA-
Total asset-backed securities	$10,659.7	$76.9	100.0%	1.9	AA+
December 31, 2020
Residential mortgage-backed securities	$509.5	$6.2	4.9%	1.0	AA
Commercial mortgage-backed securities	6,175.1	132.5	59.0	3.2	AA-
Other asset-backed securities	3,784.6	39.6	36.1	1.0	AA+
Total asset-backed securities	$10,469.2	$178.3	100.0%	2.3	AA
1 The credit quality ratings in the table above are assigned by NRSROs.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at June 30, 2021, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at June 30, 2021)
($ in millions) Rating[1]	Non-Agency	Agency	Government/GSE[2]	Total	% of Total
AAA	$268.5	$95.5	$3.7	$367.7	54.8%
AA	86.8	0	0.6	87.4	13.1
A	44.6	0	0	44.6	6.6
BBB	51.9	0	0	51.9	7.7
Non-investment grade/non-rated:
BB	90.9	0	0	90.9	13.5
B	4.0	0	0	4.0	0.6
CCC and lower	7.8	0	0	7.8	1.2
Non-rated	17.0	0	0	17.0	2.5
Total fair value	$571.5	$95.5	$4.3	$671.3	100.0%
Increase (decrease) in value	0.8%	(0.3)%	6.0%	0.7%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our RMBS, $48.3 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $71.4 million, or 10.6% of our total RMBS, are not rated by the NAIC and are classified as Group I.
2The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

In the residential mortgage-backed sector, our portfolio consists of deals that are backed by high-credit quality borrowers or have strong structural protections through underlying loan collateralization. During the first six months of 2021, we selectively added to this sector.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at June 30, 2021, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at June 30, 2021)
($ in millions) Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$330.3	$1,510.2	$1,840.5	32.2%
AA	3.1	1,325.8	1,328.9	23.3
A	0	1,131.0	1,131.0	19.8
BBB	0	1,026.6	1,026.6	18.0
Non-investment grade/non-rated:
BB	0	380.7	380.7	6.7
B	0.4	0	0.4	0
Total fair value	$333.8	$5,374.3	$5,708.1	100.0%
Increase (decrease) in value	4.2%	1.2%	1.4%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBS, $34.3 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $346.8 million, or 6.1% of our total CMBS, are not rated by the NAIC and are classified as Group I.

During the second quarter 2021, we were active in purchasing single-asset/single-borrower securities in both new issue and secondary markets, in addition to focusing on adding to some of our existing positions in the high-credit quality office and life sciences sectors. The strong market indicators from the end of the year continued during the second quarter, with new issues in high demand by investors and credit spreads narrowing.

During the second quarter 2021, we sold some of our AAA-rated securities, in both the fixed-rate and floating-rate sectors and continued scaling back on positions that met or exceeded our performance objectives, or were no longer core to our strategy.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at June 30, 2021, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at June 30, 2021)
($ in millions) Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$813.2	$647.5	$113.8	$0	$465.6	$244.2	$2,284.3	58.6%
AA	219.4	271.2	16.2	0	132.2	19.1	658.1	16.9
A	38.4	1.0	9.5	0	134.1	100.4	283.4	7.2
BBB	7.2	30.6	0	594.7	0	22.3	654.8	16.8
Non-investment grade/non-rated:
BB	0	3.0	0	0	0	15.4	18.4	0.5
Total fair value	$1,078.2	$953.3	$139.5	$594.7	$731.9	$401.4	$3,899.0	100.0%
Increase (decrease) in value	0.4%	0.1%	1.6%	2.4%	1.2%	1.0%	0.9%

During the second quarter 2021, we selectively added to our automobile, equipment, whole business securitization, and other OABS sectors mostly through new issuances as we viewed spreads, and potential returns, across this sector to be less attractive compared to previous quarters. Our allocation to collateralized loan obligation securities increased during the quarter, as we perceived the sector provided better return potential than the other OABS sectors, primarily focusing on higher credit tranched securities in the capital structure.

MUNICIPAL SECURITIES
The following table details the credit quality rating of our municipal securities at June 30, 2021, without the benefit of credit or bond insurance:

Municipal Securities (at June 30, 2021)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$690.0	$243.6	$933.6
AA	494.8	733.0	1,227.8
A	0	277.8	277.8
BBB	0	1.0	1.0
Non-rated	0	0.3	0.3
Total	$1,184.8	$1,255.7	$2,440.5

Included in revenue bonds were $493.0 million of single-family housing revenue bonds issued by state housing finance agencies, of which $347.5 million were supported by individual mortgages held by the state housing finance agencies and $145.5 million were supported by mortgage-backed securities.

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

As spreads tightened during the quarter, we continued to reduce our allocation to the municipal sector. Our sales were primarily in revenue bonds, purchased in 2020, when spreads were wider and offered attractive performance opportunities. As mutual funds continued receiving strong inflows from investors, the municipal sector has performed well. At current valuations, municipal bonds are less attractive to us on a relative value basis.
CORPORATE SECURITIES
The following table details the credit quality rating of our corporate securities at June 30, 2021:

Corporate Securities (at June 30, 2021)
(millions) Rating	Consumer	Industrial	Communication	Financial Services	Agency	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$40.8	$7.0	$1.7	$0	$0	$49.5
AA	97.9	1.8	0.5	119.7	0	18.5	0	16.5	254.9
A	438.3	216.1	244.9	1,101.5	0	157.6	132.6	99.4	2,390.4
BBB	2,228.7	1,583.2	205.3	1,234.4	0	637.0	37.2	672.9	6,598.7
Non-investment grade/non-rated:
BB	497.2	153.7	127.4	142.0	0	132.5	37.0	43.5	1,133.3
B	179.1	20.3	4.3	4.0	0	4.3	0	0	212.0
CCC and lower	50.6	0	0	0	0	0	0	0	50.6
Non-rated	1.5	0	0	0	0	0	0	0	1.5
Total fair value	$3,493.3	$1,975.1	$582.4	$2,642.4	$7.0	$951.6	$206.8	$832.3	$10,690.9

During the second quarter 2021, our corporate portfolio saw a modest increase as credit spreads continued to tighten; however, we saw fewer opportunities to add to the portfolio. We also shortened the maturity profile of the corporate portfolio to 3.3 years at June 30, 2021, compared to 3.7 years at March 31, 2021. Activity during the quarter was primarily a combination of selling some of our longer maturity holdings we believed either met or exceeded our performance objective, or no longer met our future investment strategy and selectively increased our allocation to high-yield securities that we believed would benefit from the continuation of the economic recovery.

Overall, our corporate securities, as a percentage of the fixed-income portfolio, has remained consistent since the end of the first quarter 2021. At June 30, 2021, the portfolio was approximately 23% of our fixed-income portfolio, compared to 24% at March 31, 2021.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
The table below shows the exposure break-down by sector and rating at June 30, 2021:

Preferred Stocks (at June 30, 2021)
	Financial Services
(millions) Rating	U.S. Banks	Foreign Banks	Insurance	Other	Industrials	Utilities	Total
A	$50.8	$0	$0	$0	$0	$0	$50.8
BBB	939.1	0	130.1	46.9	132.2	0	1,248.3
Non-investment grade/non-rated:
BB	235.0	80.3	0	0	25.6	42.5	383.4
Non-rated	0	0	35.0	93.9	34.4	0	163.3
Total fair value	$1,224.9	$80.3	$165.1	$140.8	$192.2	$42.5	$1,845.8
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
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of June 30, 2021, all of our preferred securities continued to pay their dividends in full and on time. Approximately 84% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.

During the second quarter 2021, our preferred stock portfolio produced a positive return as equities continued to rally and treasury yields moved lower.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	June 30, 2021		June 30, 2020		December 31, 2020
Common stocks	$4,527.3	99.7%	$3,170.1	100.0%	$4,049.9	99.9%
Other risk investments	11.6	0.3	0.3	0	3.1	0.1
Total common equities	$4,538.9	100.0%	$3,170.4	100.0%	$4,053.0	100.0%
The majority of our common stock portfolio is an indexed portfolio, which consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 837 out of 1,024, or 82%, of the common stocks comprising the index at June 30, 2021, which made up 96% of the total market capitalization of the index. At June 30, 2021 and December 31, 2020, the year-to-date total return, based on GAAP income, was within our targeted tracking error, which is +/- 50 basis points, while at June 30, 2020, the year-to-date total return, based on GAAP income, was outside the targeted tracking error.
The other risk investments consist of limited partnership interests. During the second quarter 2021, we funded $1.0 million on a partnership investment and have an open funding commitment of $6.1 million at June 30, 2021 on this investment. In addition, $7.4 million in partnership investments were assumed as part of our acquisition of Protective Insurance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.1 years at June 30, 2021, 3.0 years at June 30, 2020, and 2.9 years at December 31, 2020. The weighted average beta of the equity portfolio was 1.04 at June 30, 2021, 1.02 at June 30, 2020, and 1.09 at December 31, 2020. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2021 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	12,180	$99.56	3,036,194	21,963,806
May - prior authorization	981	101.99	3,037,175	—
May - current authorization	293	98.97	293	24,999,707
June	100,758	91.50	101,051	24,898,949
Total	114,212	$92.46

In May 2021, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization, which does not have an expiration date, terminated the 21,962,825 shares that remained under the Board's May 2019 authorization to repurchase 25 million shares.

Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the second quarter 2021, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under leveraged capital.
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

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	August 3, 2021	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

3(ii)	3.1	Code of Regulations of The Progressive Corporation (as amended May 7, 2021)	Filed herewith

4	4.1	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association, to The Progressive Corporation	Filed herewith

10	10.1	Form of Restricted Stock Award Agreement under The Progressive Corporation 2017 Directors Equity Incentive Plan (for 2021)	Filed herewith

10	10.2	First Amendment to The Progressive Corporation 2021 Gainshare Plan	Filed herewith

10	10.3	First Amendment to The Progressive Corporation Executive Separation Allowance Plan (2021 Amendment and Restatement)	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith