Form 10-Q
period 2021-09-30
PROGRESSIVE CORP/OH/
filed 2021-11-02
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
Common Shares, $1.00 par value: 585,063,639 outstanding at September 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Nine Months
Periods Ended September 30,	2021	2020	2021	2020
(millions — except per share amounts)
Revenues
Net premiums earned	$11,364.8	$9,973.5	$32,767.3	$29,052.8
Investment income	208.9	230.5	639.8	715.5
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	53.9	195.9	607.8	771.1
Net holding period gains (losses) on securities	(15.9)	336.7	479.8	98.7
Net impairment losses recognized in earnings	(1.2)	0	(3.7)	0
Total net realized gains (losses) on securities	36.8	532.6	1,083.9	869.8
Fees and other revenues	174.9	151.8	516.8	434.8
Service revenues	73.8	58.8	202.1	169.4
Total revenues	11,859.2	10,947.2	35,209.9	31,242.3
Expenses
Losses and loss adjustment expenses	9,250.7	6,713.1	24,767.6	18,189.7
Policy acquisition costs	951.5	835.2	2,754.7	2,413.5
Other underwriting expenses	1,384.4	1,330.9	4,306.0	4,179.7
Policyholder credit expense	0	29.0	0	1,062.4
Investment expenses	6.6	4.7	18.5	14.5
Service expenses	72.8	54.4	190.0	154.7
Interest expense	54.2	56.4	167.0	160.8
Total expenses	11,720.2	9,023.7	32,203.8	26,175.3
Net Income
Income before income taxes	139.0	1,923.5	3,006.1	5,067.0
Provision for income taxes	20.5	392.7	617.5	1,046.7
Net income	118.5	1,530.8	2,388.6	4,020.3
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	(129.8)	(24.6)	(578.3)	605.6
Net unrealized losses on forecasted transactions	0.1	0.2	0.6	0.6
Foreign currency translation adjustment	(0.2)	0	(0.7)	0
Other comprehensive income (loss)	(129.9)	(24.4)	(578.4)	606.2
Comprehensive income (loss)	$(11.4)	$1,506.4	$1,810.2	$4,626.5
Computation of Earnings Per Common Share
Net income	$118.5	$1,530.8	$2,388.6	$4,020.3
Less: Preferred share dividends	6.7	6.7	20.1	20.1
Net income available to common shareholders	$111.8	$1,524.1	$2,368.5	$4,000.2
Average common shares outstanding - Basic	584.7	585.1	584.7	584.9
Net effect of dilutive stock-based compensation	2.4	2.7	2.6	2.8
Total average equivalent common shares - Diluted	587.1	587.8	587.3	587.7
Basic: Earnings per common share	$0.19	$2.60	$4.05	$6.84
Diluted: Earnings per common share	$0.19	$2.59	$4.03	$6.81

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31,
(millions — except per share amount)	2021	2020	2020
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $44,556.0, $35,082.8, and $35,589.1)	$45,045.7	$36,313.5	$36,810.9
Short-term investments (amortized cost: $1,088.7, $4,667.8, and $5,218.5)	1,088.7	4,667.8	5,218.5
Total available-for-sale securities	46,134.4	40,981.3	42,029.4
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $1,479.9, $1,302.7, and $1,358.7)	1,572.8	1,323.2	1,447.9
Common equities (cost: $1,238.4, $1,130.0, and $1,187.3)	4,580.2	3,459.8	4,053.0
Total equity securities	6,153.0	4,783.0	5,500.9
Total investments	52,287.4	45,764.3	47,530.3
Cash and cash equivalents	270.6	90.1	76.5
Restricted cash and cash equivalents	14.9	1.0	0
Total cash, cash equivalents, and restricted cash	285.5	91.1	76.5
Accrued investment income	168.6	181.5	176.4
Premiums receivable, net of allowance for credit losses of $257.3, $313.2, and $356.2	10,246.7	8,574.3	8,160.1
Reinsurance recoverables	5,044.9	3,987.3	4,019.4
Prepaid reinsurance premiums	661.1	463.4	368.1
Deferred acquisition costs	1,430.7	1,265.0	1,237.2
Property and equipment, net of accumulated depreciation of $1,422.2, $1,264.5, and $1,291.4	1,161.0	1,181.6	1,106.0
Goodwill	452.7	452.7	452.7
Intangible assets, net of accumulated amortization of $369.2, $312.0, and $326.1	131.9	185.5	171.4
Other assets	747.6	759.3	800.2
Total assets	$72,618.1	$62,906.0	$64,098.3
Liabilities
Unearned premiums	$16,671.4	$14,199.3	$13,437.5
Loss and loss adjustment expense reserves	25,926.3	19,589.2	20,265.8
Net federal deferred income taxes	110.7	227.9	310.0
Dividends payable on common shares	58.5	58.6	2,694.5
Accounts payable, accrued expenses, and other liabilities	6,394.9	5,348.4	4,955.8
Debt[1]	4,898.2	5,395.4	5,396.1
Total liabilities	54,060.0	44,818.8	47,059.7
Shareholders’ Equity
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.6, 797.5, and 797.5, including treasury shares of 212.6, 211.9, and 212.3)	585.0	585.6	585.2
Paid-in capital	1,735.9	1,629.4	1,672.9
Retained earnings	15,390.0	14,427.7	13,354.9
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	369.0	966.4	947.3
Net unrealized losses on forecasted transactions	(15.0)	(15.8)	(15.6)
Foreign currency translation adjustment	(0.7)	0	0
Total accumulated other comprehensive income (loss)	353.3	950.6	931.7
Total shareholders’ equity	18,558.1	18,087.2	17,038.6
Total liabilities and shareholders’ equity	$72,618.1	$62,906.0	$64,098.3
1 Consists of long-term debt. See Note 4 – Debt for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months		Nine Months
Periods Ended September 30,	2021	2020	2021	2020
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$493.9	$493.9	$493.9	$493.9
Balance, end of period	493.9	493.9	493.9	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	585.2	585.4	585.2	584.6
Treasury shares purchased	(0.7)	(0.5)	(1.8)	(0.9)
Net restricted equity awards issued/vested	0.5	0.7	1.6	1.9
Balance, end of period	585.0	585.6	585.0	585.6
Paid-In Capital
Balance, beginning of period	1,712.3	1,614.5	1,672.9	1,573.4
Amortization of equity-based compensation	26.0	16.7	68.7	61.9
Treasury shares purchased	(2.3)	(1.5)	(5.3)	(2.5)
Net restricted equity awards issued/vested	(0.5)	(0.7)	(1.6)	(1.9)
Reinvested dividends on restricted stock units	0.4	0.4	1.2	1.1
Adjustment to carrying amount of redeemable noncontrolling interest	0	0	0	(2.6)
Balance, end of period	1,735.9	1,629.4	1,735.9	1,629.4
Retained Earnings
Balance, beginning of period	15,401.0	13,001.8	13,354.9	10,679.6
Net income	118.5	1,530.8	2,388.6	4,020.3
Treasury shares purchased	(68.8)	(43.4)	(160.1)	(71.1)
Cash dividends declared on common shares ($0.10, $0.10, $0.30, and $0.30 per share)	(58.4)	(58.5)	(175.2)	(175.3)
Cash dividends declared on Serial Preferred Shares, Series B ($26.875, $26.875, $26.875, and $53.750 per share)	(13.4)	(13.4)	(13.4)	(26.8)
Reinvested dividends on restricted stock units	(0.4)	(0.4)	(1.2)	(1.1)
Other, net	11.5	10.8	(3.6)	2.1
Balance, end of period	15,390.0	14,427.7	15,390.0	14,427.7
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	483.2	975.0	931.7	341.7
Attributable to noncontrolling interest	0	0	0	2.7
Other comprehensive income (loss)	(129.9)	(24.4)	(578.4)	606.2
Balance, end of period	353.3	950.6	353.3	950.6
Total shareholders’ equity	$18,558.1	$18,087.2	$18,558.1	$18,087.2
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2021	2020
(millions)
Cash Flows From Operating Activities
Net income	$2,388.6	$4,020.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	203.9	201.2
Amortization of intangible assets	43.1	42.8
Net amortization of fixed-income securities	97.2	72.4
Amortization of equity-based compensation	68.7	61.9
Net realized (gains) losses on securities	(1,083.9)	(869.8)
Net (gains) losses on disposition of property and equipment	(4.0)	4.8
Changes in:
Premiums receivable	(1,994.0)	(1,067.0)
Reinsurance recoverables	(573.1)	(608.4)
Prepaid reinsurance premiums	(278.4)	163.1
Deferred acquisition costs	(193.5)	(208.5)
Income taxes	(156.2)	(78.1)
Unearned premiums	3,167.0	1,810.5
Loss and loss adjustment expense reserves	4,511.7	1,483.8
Accounts payable, accrued expenses, and other liabilities	1,033.0	319.7
Other, net	79.5	9.6
Net cash provided by operating activities	7,309.6	5,358.3
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(25,222.2)	(25,974.9)
Equity securities	(464.9)	(781.8)
Sales:
Fixed maturities	11,747.1	18,412.9
Equity securities	625.2	396.2
Maturities, paydowns, calls, and other:
Fixed maturities	5,545.5	5,766.8
Equity securities	119.1	79.0
Net (purchases) sales of short-term investments	4,209.3	(2,844.1)
Net unsettled security transactions	304.2	457.3
Purchases of property and equipment	(188.3)	(176.4)
Acquisition of Protective Insurance Corporation, net of cash, cash equivalents, and restricted cash acquired[1]	(313.2)	0
Sales of property and equipment	63.1	13.5
Net cash used in investing activities	(3,575.1)	(4,651.5)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(2,811.5)	(1,492.4)
Dividends paid to preferred shareholders	(26.8)	(26.8)
Acquisition of treasury shares for restricted stock tax liabilities	(66.9)	(67.0)
Acquisition of treasury shares acquired in open market	(100.3)	(7.5)
Payment of acquired company debt[1]	(20.0)	0
Payments of debt	(500.0)	0
Acquisition of additional shares of ARX Holding Corp.	0	(243.0)
Net proceeds from debt issuances	0	986.3
Proceeds from exercise of equity options	0	7.3
Net cash used in financing activities	(3,525.5)	(843.1)
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	209.0	(136.3)
Cash, cash equivalents, and restricted cash – January 1	76.5	227.4
Cash, cash equivalents, restricted cash, and restricted cash equivalents – September 30	$285.5	$91.1
1 See Note 14 – Acquisition for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation, our wholly owned insurance and non-insurance subsidiaries and affiliates in which we have a controlling financial interest (Progressive), including, beginning on June 1, 2021, Protective Insurance Corporation and its subsidiaries (Protective Insurance), which Progressive acquired on that date. See Note 14 – Acquisition for further discussion.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2021, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report to Shareholders).
We perform analyses to evaluate our premiums receivables for expected credit losses. See the 2020 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivables:

	Three Months		Nine Months
Periods Ended September 30,	2021	2020	2021	2020
(millions)
Allowance for credit loss, beginning of period	$245.2	$437.9	$356.2	$283.2
Allowance acquired during period[1]	0	0	3.5	0
Increase (decrease) in allowance[2]	107.2	(3.6)	255.5	362.9
Write-offs[3]	(95.1)	(121.1)	(357.9)	(332.9)
Allowance for credit loss, end of period	$257.3	$313.2	$257.3	$313.2
1 Represents the amount of the allowance acquired in the Protective Insurance acquisition.
2 Represents the incremental increase (decrease) in other underwriting expenses.
3 Represents portion of allowance that is reversed when premiums receivables are written off.
For the three months ended September 30, 2021, we experienced an increase in our allowance for credit losses, compared to a decrease during the same period in 2020. Collections received on outstanding premiums receivable balances have increased following the lifting of the moratoriums and billing leniency efforts that we put in place from March through May 2020, which contributed to the decrease in our allowance during the third quarter 2020 and lower allowance recorded for the nine months ended September 30, 2021, compared to the same period in 2020. The greater collections are likely due in part to changes in consumer spending habits and government stimulus spending during the period.
Other assets on the consolidated balance sheets include certain long-lived assets that are considered “held for sale.” The fair value of these held for sale assets, less the estimated costs to sell, was $12.6 million at September 30, 2021, $27.1 million at September 30, 2020, and $56.6 million at December 31, 2020.

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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2021
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$21,093.1	$144.9	$(95.9)	$0	$21,142.1	40.3%
State and local government obligations	2,123.8	48.8	(6.7)	0	2,165.9	4.1
Corporate debt securities	10,568.7	314.6	(10.5)	1.2	10,874.0	20.8
Residential mortgage-backed securities	624.4	3.4	(0.9)	1.0	627.9	1.2
Commercial mortgage-backed securities	5,739.4	70.2	(20.6)	0	5,789.0	11.1
Other asset-backed securities	4,235.6	29.4	(2.8)	0	4,262.2	8.2
Redeemable preferred stocks	171.0	1.3	(0.7)	13.0	184.6	0.4
Total fixed maturities	44,556.0	612.6	(138.1)	15.2	45,045.7	86.1
Short-term investments	1,088.7	0	0	0	1,088.7	2.1
Total available-for-sale securities	45,644.7	612.6	(138.1)	15.2	46,134.4	88.2
Equity securities:
Nonredeemable preferred stocks	1,479.9	0	0	92.9	1,572.8	3.0
Common equities	1,238.4	0	0	3,341.8	4,580.2	8.8
Total equity securities	2,718.3	0	0	3,434.7	6,153.0	11.8
Total portfolio[1]	$48,363.0	$612.6	$(138.1)	$3,449.9	$52,287.4	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2020
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$9,835.1	$370.3	$(1.6)	$0	$10,203.8	22.3%
State and local government obligations	4,382.1	148.2	(0.5)	0	4,529.8	9.9
Corporate debt securities	10,038.7	574.7	(3.6)	2.2	10,612.0	23.2
Residential mortgage-backed securities	525.4	7.0	(1.4)	0	531.0	1.2
Commercial mortgage-backed securities	5,964.4	117.1	(27.9)	0	6,053.6	13.2
Other asset-backed securities	4,155.8	46.8	(2.3)	0	4,200.3	9.2
Redeemable preferred stocks	181.3	2.5	(3.2)	2.4	183.0	0.4
Total fixed maturities	35,082.8	1,266.6	(40.5)	4.6	36,313.5	79.4
Short-term investments	4,667.8	0	0	0	4,667.8	10.2
Total available-for-sale securities	39,750.6	1,266.6	(40.5)	4.6	40,981.3	89.6
Equity securities[2]:
Nonredeemable preferred stocks	1,277.7	0	0	20.5	1,298.2	2.8
Common equities	1,155.0	0	0	2,329.8	3,484.8	7.6
Total equity securities	2,432.7	0	0	2,350.3	4,783.0	10.4
Total portfolio[1]	$42,183.3	$1,266.6	$(40.5)	$2,354.9	$45,764.3	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2020
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$12,437.9	$305.8	$(3.7)	$0	$12,740.0	26.8%
State and local government obligations	3,099.4	123.1	(0.7)	0	3,221.8	6.8
Corporate debt securities	9,579.7	601.7	(0.1)	3.9	10,185.2	21.4
Residential mortgage-backed securities	503.3	7.1	(0.9)	0	509.5	1.1
Commercial mortgage-backed securities	6,042.6	142.5	(10.0)	0	6,175.1	13.0
Other asset-backed securities	3,745.0	40.1	(0.5)	0	3,784.6	7.9
Redeemable preferred stocks	181.2	3.6	(1.4)	11.3	194.7	0.4
Total fixed maturities	35,589.1	1,223.9	(17.3)	15.2	36,810.9	77.4
Short-term investments	5,218.5	0	0	0	5,218.5	11.0
Total available-for-sale securities	40,807.6	1,223.9	(17.3)	15.2	42,029.4	88.4
Equity securities[2]:
Nonredeemable preferred stocks	1,333.7	0	0	89.2	1,422.9	3.0
Common equities	1,212.3	0	0	2,865.7	4,078.0	8.6
Total equity securities	2,546.0	0	0	2,954.9	5,500.9	11.6
Total portfolio[1]	$43,353.6	$1,223.9	$(17.3)	$2,970.1	$47,530.3	100.0%
1 Our portfolio reflects the effect of net unsettled security transactions; at September 30, 2021, we had $399.7 million in other liabilities, compared to $469.2 million and $95.5 million at September 30, 2020 and December 31, 2020, respectively.
The total fair value of the portfolio at September 30, 2021 and 2020, and December 31, 2020, included $2.9 billion, $2.8 billion, and $6.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions. During the first nine months of 2021, we used a portion of these investments to pay our common share dividends, repurchase common shares, and pay off debt.
2 Includes a $25.0 million reclassification from nonredeemable preferred stocks to common equities to reflect the prior year conversion of a security and to conform to the current year classification.
At September 30, 2021, bonds and certificates of deposit in the principal amount of $407.8 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at September 30, 2021 or 2020, or December 31, 2020. At September 30, 2021, we did not hold any debt securities that were non-income producing during the preceding 12 months and held $12.3 million of foreign government obligations at September 30, 2021, which we classified in our corporate debt portfolio.
Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.
We invested in repurchase and reverse repurchase transactions during 2021 and 2020, but did not have any open positions at September 30, 2021 and 2020, or December 31, 2020. To the extent we enter into repurchase or reverse repurchase transactions, consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our consolidated balance sheets, despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	September 30,
(millions)	2021	2020	December 31, 2020
Fixed Maturities:
Corporate debt securities	$363.3	$101.0	$188.4
Residential mortgage-backed securities	217.0	0	0
Other asset-backed securities	104.5	18.7	34.8
Redeemable preferred stocks	133.2	122.5	131.4
Total hybrid securities	$818.0	$242.2	$354.6
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
Fixed Maturities The composition of fixed maturities by maturity at September 30, 2021, was:

(millions)	Cost	Fair Value
Less than one year	$6,124.5	$6,153.2
One to five years	27,606.8	27,968.5
Five to ten years	10,761.3	10,861.0
Ten years or greater	63.4	63.0
Total	$44,556.0	$45,045.7
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
Gross Unrealized Losses The following tables show the composition of gross unrealized losses, for which no credit related impairment has been recognized, by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2021
U.S. government obligations	73	$13,352.8	$(95.9)	65	$12,152.6	$(70.1)	8	$1,200.2	$(25.8)
State and local government obligations	96	710.3	(6.7)	81	635.9	(4.9)	15	74.4	(1.8)
Corporate debt securities	227	1,581.3	(10.5)	225	1,551.5	(10.0)	2	29.8	(0.5)
Residential mortgage-backed securities	63	149.3	(0.9)	53	135.1	(0.6)	10	14.2	(0.3)
Commercial mortgage-backed securities	70	1,758.8	(20.6)	65	1,543.6	(19.9)	5	215.2	(0.7)
Other asset-backed securities	114	1,625.9	(2.8)	109	1,614.2	(2.7)	5	11.7	(0.1)
Redeemable preferred stocks	1	11.8	(0.7)	0	0	0	1	11.8	(0.7)
Total fixed maturities	644	$19,190.2	$(138.1)	598	$17,632.9	$(108.2)	46	$1,557.3	$(29.9)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2020
U.S. government obligations	13	$1,993.8	$(1.6)	13	$1,993.8	$(1.6)	0	$0	$0
State and local government obligations	45	320.1	(0.5)	45	320.1	(0.5)	0	0	0
Corporate debt securities	28	537.8	(3.6)	28	537.8	(3.6)	0	0	0
Residential mortgage-backed securities	28	86.7	(1.4)	9	38.7	(1.0)	19	48.0	(0.4)
Commercial mortgage-backed securities	77	1,794.8	(27.9)	46	1,170.4	(17.3)	31	624.4	(10.6)
Other asset-backed securities	22	191.5	(2.3)	11	146.5	(2.1)	11	45.0	(0.2)
Redeemable preferred stocks	1	9.3	(3.2)	0	0	0	1	9.3	(3.2)
Total fixed maturities	214	$4,934.0	$(40.5)	152	$4,207.3	$(26.1)	62	$726.7	$(14.4)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2020
U.S. government obligations	9	$1,511.0	$(3.7)	9	$1,511.0	$(3.7)	0	$0	$0
State and local government obligations	30	208.7	(0.7)	30	208.7	(0.7)	0	0	0
Corporate debt securities	7	129.4	(0.1)	7	129.4	(0.1)	0	0	0
Residential mortgage-backed securities	21	44.4	(0.9)	0	0	0	21	44.4	(0.9)
Commercial mortgage-backed securities	43	893.3	(10.0)	9	93.6	(0.3)	34	799.7	(9.7)
Other asset-backed securities	22	183.7	(0.5)	9	74.4	(0.1)	13	109.3	(0.4)
Redeemable preferred stocks	1	11.0	(1.4)	0	0	0	1	11.0	(1.4)
Total fixed maturities	133	$2,981.5	$(17.3)	64	$2,017.1	$(4.9)	69	$964.4	$(12.4)
The increase in the number of securities in an unrealized loss position since both September 30, 2020 and December 31, 2020, was primarily the result of an increase in interest rates. As of September 30, 2021, we had two securities in the table above, all in our corporate debt securities, that had their credit ratings downgraded during the quarter, with a combined fair value of $10.5 million and an unrealized loss of $0.4 million.
A review of the securities in an unrealized loss position indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.
Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible for the first nine months of 2021 and did not have a material credit loss allowance balance as of September 30, 2021 and 2020, or December 31, 2020. We considered several factors and inputs related to the individual securities as part of this analysis, including:
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

As of September 30, 2021, we believe none of the unrealized losses relate to material credit losses on any specific securities, or in the aggregate, based on our review. We continue to expect all the securities in our portfolio to pay their principal and interest obligations.
We reviewed our accrued investment income outstanding on those securities in an unrealized loss position at September 30, 2021, to determine if the accrued interest amounts were deemed to be uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest and future principal, obligations and, therefore, did not write off any accrued income as uncollectible at September 30, 2021.

Realized Gains (Losses) The components of net realized gains (losses) for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2021	2020	2021	2020
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$19.6	$90.2	$97.5	$565.8
State and local government obligations	6.0	43.9	50.3	58.9
Corporate and other debt securities	23.6	58.8	84.4	125.5
Residential mortgage-backed securities	0	0	0.3	0
Commercial mortgage-backed securities	1.4	5.0	40.7	15.4
Other asset-backed securities	0.3	0.2	1.0	0.2
Redeemable preferred stocks	0	0	1.5	0
Total available-for-sale securities	50.9	198.1	275.7	765.8
Equity securities:
Nonredeemable preferred stocks	2.3	0.3	26.0	20.0
Common equities	6.2	2.0	352.3	77.1
Total equity securities	8.5	2.3	378.3	97.1
Subtotal gross realized gains on security sales	59.4	200.4	654.0	862.9
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(2.0)	(1.5)	(28.5)	(4.8)
State and local government obligations	0	0	(3.0)	0
Corporate and other debt securities	(0.7)	0	(6.1)	(6.5)
Residential mortgage-backed securities	(0.3)	0	(0.3)	0
Commercial mortgage-backed securities	(0.5)	(2.9)	(1.6)	(12.7)
Other asset-backed securities	0	0	(0.4)	0
Total available-for-sale securities	(3.5)	(4.4)	(39.9)	(24.0)
Equity securities:
Nonredeemable preferred stocks	(0.3)	(0.1)	(0.7)	(7.5)
Common equities	(1.7)	0	(5.6)	(60.3)
Total equity securities	(2.0)	(0.1)	(6.3)	(67.8)
Subtotal gross realized losses on security sales	(5.5)	(4.5)	(46.2)	(91.8)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	17.6	88.7	69.0	561.0
State and local government obligations	6.0	43.9	47.3	58.9
Corporate and other debt securities	22.9	58.8	78.3	119.0
Residential mortgage-backed securities	(0.3)	0	0	0
Commercial mortgage-backed securities	0.9	2.1	39.1	2.7
Other asset-backed securities	0.3	0.2	0.6	0.2
Redeemable preferred stocks	0	0	1.5	0
Total available-for-sale securities	47.4	193.7	235.8	741.8
Equity securities:
Nonredeemable preferred stocks	2.0	0.2	25.3	12.5
Common equities	4.5	2.0	346.7	16.8
Total equity securities	6.5	2.2	372.0	29.3
Subtotal net realized gains (losses) on security sales	53.9	195.9	607.8	771.1
Net holding period gains (losses)
Hybrid securities	1.0	3.2	0	(3.2)
Equity securities	(16.9)	333.5	479.8	101.9
Subtotal net holding period gains (losses)	(15.9)	336.7	479.8	98.7
Other asset impairment	(1.2)	0	(3.7)	0
Total net realized gains (losses) on securities	$36.8	$532.6	$1,083.9	$869.8

Realized gains (losses) on securities sold are computed using the first-in-first-out method. The significant gains recognized in 2020 on our fixed-income portfolio were the result of selling Treasury securities for opportunistic investments. In 2020, the gains in our common stock portfolio resulted from rebalancing the indexed equity portfolio. For the nine months ended 2021, the realized gain in common equities reflected the sale of a common stock held outside our indexed portfolio. The other asset impairment loss was recorded as a result of our investment in a federal new markets tax credit fund, which was entered into during the second quarter 2021, and reported in other assets in the consolidated balance sheet.
The following table reflects our holding period realized gains (losses) on equity securities recognized for the three and nine months ended September 30, 2021 and 2020, for equity securities held at the respective quarter end:

	Three Months		Nine Months
(millions)	2021	2020	2021	2020
Total net gains (losses) recognized during the period on equity securities	$(10.4)	$335.7	$851.8	$131.2
Less: Net gains (losses) recognized on equity securities sold during the period	6.5	2.2	372.0	29.3
Net holding period gains (losses) recognized during the period on equity securities held at period end	$(16.9)	$333.5	$479.8	$101.9
Net Investment Income The components of net investment income for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2021	2020	2021	2020
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$39.0	$36.7	$106.8	$135.0
State and local government obligations	9.7	18.5	34.6	44.2
Corporate debt securities	70.2	76.6	228.6	211.2
Residential mortgage-backed securities	3.2	0.8	9.4	8.8
Commercial mortgage-backed securities	35.0	37.3	105.2	114.2
Other asset-backed securities	16.1	22.6	47.1	76.6
Redeemable preferred stocks	2.3	2.5	7.1	12.5
Total fixed maturities	175.5	195.0	538.8	602.5
Short-term investments	0.4	6.2	2.6	26.9
Total available-for-sale securities	175.9	201.2	541.4	629.4
Equity securities:
Nonredeemable preferred stocks	17.3	15.8	52.5	44.3
Common equities	15.7	13.5	45.9	41.8
Total equity securities	33.0	29.3	98.4	86.1
Investment income	208.9	230.5	639.8	715.5
Investment expenses	(6.6)	(4.7)	(18.5)	(14.5)
Net investment income	$202.3	$225.8	$621.3	$701.0
On a year-over-year basis, investment income (interest and dividends) decreased 9% for the three months ended September 30, 2021 and 11% for the first nine months of 2021, compared to the same periods last year, due to a decrease in the portfolio yield, which was partially offset by an increase in average assets. The recurring investment book yield decreased about 21% for the three months ended September 30, 2021 and 23% for the first nine months of 2021, compared to the same periods in 2020 as a result of reinvesting cash from sales, maturities, paydowns, and other redemptions at market yields that were significantly lower than the portfolio’s overall yield.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2021
Fixed maturities:
U.S. government obligations	$21,142.1	$0	$0	$21,142.1	$21,093.1
State and local government obligations	0	2,165.9	0	2,165.9	2,123.8
Corporate debt securities	0	10,874.0	0	10,874.0	10,568.7
Subtotal	21,142.1	13,039.9	0	34,182.0	33,785.6
Asset-backed securities:
Residential mortgage-backed	0	627.9	0	627.9	624.4
Commercial mortgage-backed	0	5,789.0	0	5,789.0	5,739.4
Other asset-backed	0	4,262.2	0	4,262.2	4,235.6
Subtotal asset-backed securities	0	10,679.1	0	10,679.1	10,599.4
Redeemable preferred stocks:
Financials	0	51.4	0	51.4	50.8
Utilities	0	0	0	0	0
Industrials	10.6	122.6	0	133.2	120.2
Subtotal redeemable preferred stocks	10.6	174.0	0	184.6	171.0
Total fixed maturities	21,152.7	23,893.0	0	45,045.7	44,556.0
Short-term investments	1,078.5	10.2	0	1,088.7	1,088.7
Total available-for-sale securities	22,231.2	23,903.2	0	46,134.4	45,644.7
Equity securities:
Nonredeemable preferred stocks:
Financials	89.8	1,304.6	76.4	1,470.8	1,399.8
Utilities	0	42.1	0	42.1	40.0
Industrials	0	25.5	34.4	59.9	40.1
Subtotal nonredeemable preferred stocks	89.8	1,372.2	110.8	1,572.8	1,479.9
Common equities:
Common stocks	4,513.1	0	54.5	4,567.6	1,225.8
Other risk investments	0	0	12.6	12.6	12.6
Subtotal common equities	4,513.1	0	67.1	4,580.2	1,238.4
Total equity securities	4,602.9	1,372.2	177.9	6,153.0	2,718.3
Total portfolio	$26,834.1	$25,275.4	$177.9	$52,287.4	$48,363.0
Debt	$0	$5,881.7	$0	$5,881.7	$4,898.2

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2020
Fixed maturities:
U.S. government obligations	$10,203.8	$0	$0	$10,203.8	$9,835.1
State and local government obligations	0	4,529.8	0	4,529.8	4,382.1
Corporate debt securities	0	10,612.0	0	10,612.0	10,038.7
Subtotal	10,203.8	15,141.8	0	25,345.6	24,255.9
Asset-backed securities:
Residential mortgage-backed	0	531.0	0	531.0	525.4
Commercial mortgage-backed	0	6,053.6	0	6,053.6	5,964.4
Other asset-backed	0	4,200.3	0	4,200.3	4,155.8
Subtotal asset-backed securities	0	10,784.9	0	10,784.9	10,645.6
Redeemable preferred stocks:
Financials	0	49.2	0	49.2	51.2
Utilities	0	11.3	0	11.3	10.0
Industrials	10.1	112.4	0	122.5	120.1
Subtotal redeemable preferred stocks	10.1	172.9	0	183.0	181.3
Total fixed maturities	10,213.9	26,099.6	0	36,313.5	35,082.8
Short-term investments	4,506.2	161.6	0	4,667.8	4,667.8
Total available-for-sale securities	14,720.1	26,261.2	0	40,981.3	39,750.6
Equity securities:
Nonredeemable preferred stocks:
Financials	112.6	1,096.1	13.1	1,221.8	1,197.7
Utilities	0	40.7	0	40.7	39.9
Industrials	0	20.5	15.2	35.7	40.1
Subtotal nonredeemable preferred stocks	112.6	1,157.3	28.3	1,298.2	1,277.7
Common equities:
Common stocks	3,457.1	0	25.0	3,482.1	1,152.3
Other risk investments	0	0	2.7	2.7	2.7
Subtotal common equities	3,457.1	0	27.7	3,484.8	1,155.0
Total equity securities	3,569.7	1,157.3	56.0	4,783.0	2,432.7
Total portfolio	$18,289.8	$27,418.5	$56.0	$45,764.3	$42,183.3
Debt	$0	$6,687.4	$0	$6,687.4	$5,395.4

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2020
Fixed maturities:
U.S. government obligations	$12,740.0	$0	$0	$12,740.0	$12,437.9
State and local government obligations	0	3,221.8	0	3,221.8	3,099.4
Corporate debt securities	0	10,185.2	0	10,185.2	9,579.7
Subtotal	12,740.0	13,407.0	0	26,147.0	25,117.0
Asset-backed securities:
Residential mortgage-backed	0	509.5	0	509.5	503.3
Commercial mortgage-backed	0	6,175.1	0	6,175.1	6,042.6
Other asset-backed	0	3,784.6	0	3,784.6	3,745.0
Subtotal asset-backed securities	0	10,469.2	0	10,469.2	10,290.9
Redeemable preferred stocks:
Financials	0	51.6	0	51.6	51.1
Utilities	0	11.7	0	11.7	10.0
Industrials	10.8	120.6	0	131.4	120.1
Subtotal redeemable preferred stocks	10.8	183.9	0	194.7	181.2
Total fixed maturities	12,750.8	24,060.1	0	36,810.9	35,589.1
Short-term investments	4,704.9	513.6	0	5,218.5	5,218.5
Total available-for-sale securities	17,455.7	24,573.7	0	42,029.4	40,807.6
Equity securities:
Nonredeemable preferred stocks:
Financials	117.7	1,212.3	10.0	1,340.0	1,253.6
Utilities	0	41.9	0	41.9	40.0
Industrials	0	24.3	16.7	41.0	40.1
Subtotal nonredeemable preferred stocks	117.7	1,278.5	26.7	1,422.9	1,333.7
Common equities:
Common stocks	4,049.9	0	25.0	4,074.9	1,209.2
Other risk investments	0	0	3.1	3.1	3.1
Subtotal common equities	4,049.9	0	28.1	4,078.0	1,212.3
Total equity securities	4,167.6	1,278.5	54.8	5,500.9	2,546.0
Total portfolio	$21,623.3	$25,852.2	$54.8	$47,530.3	$43,353.6
Debt	$0	$6,793.5	$0	$6,793.5	$5,396.1
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
At September 30, 2021, vendor-quoted prices represented 82% of our Level 1 classifications (excluding short-term investments), compared to 75% and 76% at September 30, 2020 and December 31, 2020, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At September 30, 2021, vendor-quoted prices comprised 97% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented the remaining 3%, compared to 99% and 1%, respectively, at both September 30, 2020 and December 31, 2020. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At September 30, 2021 and 2020, and December 31, 2020, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
At September 30, 2021, we held seven private nonredeemable preferred securities that were priced internally or by a pricing firm and we held three private nonredeemable preferred securities at both September 30, 2020 and December 31, 2020. At September 30, 2021 and 2020, and December 31, 2020, we held one private common stock that is currently priced by a pricing firm and was previously priced internally. During the third quarter 2021, we reclassified a Level 3 nonredeemable preferred stock to a Level 3 common stock at both September 30, 2020 and December 31, 2020, to reflect a security that converted during 2020 and to conform to the current year presentation. At September 30, 2021, we held six Level 3 other risk investments that were priced at cost or using the equity method, compared to two Level 3 other risk investments that were priced at cost at both September 30, 2020 and December 31, 2020.
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
The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2021 and 2020:

	Level 3 Fair Value
(millions)	Fair Value at June 30, 2021	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2021
Equity securities:
Nonredeemable preferred stocks:
Financials	$76.4	$0	$0	$0	$0	$0	$0	$76.4
Industrials	34.4	0	0	0	0	0	0	34.4
Common equities:
Common stocks	52.5	0	2.0	0	0	0	0	54.5
Other risk investments	11.6	0	1.0	0	0	0	0	12.6
Total Level 3 securities	$174.9	$0	$3.0	$0	$0	$0	$0	$177.9

	Level 3 Fair Value
(millions)	Fair Value at June 30, 2020	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2020
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	$38.1	$(25.0)	$0	$0	$0	$0	$0	$13.1
Industrials	15.2	0	0	0	0	0	0	15.2
Common equities:
Common stocks[1]	0	25.0	0	0	0	0	0	25.0
Other risk investments	0.3	0	2.4	0	0	0	0	2.7
Total Level 3 securities	$53.6	$0	$2.4	$0	$0	$0	$0	$56.0
1 We purchased a nonredeemable preferred stock security in second quarter 2020 that was subject to an automatic conversion to common stock during third quarter 2020.

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2020	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales[1]	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2021
Equity securities:
Nonredeemable preferred stocks:
Financials	$10.0	$0	$60.2	$0	$0	$6.2	$0	$76.4
Industrials	16.7	0	0	0	(4.5)	22.2	0	34.4
Common equities:
Common stocks	25.0	0	2.0	0	0	27.5	0	54.5
Other risk investments[2]	3.1	0	9.5	0	0	0	0	12.6
Total Level 3 securities	$54.8	$0	$71.7	$0	$(4.5)	$55.9	$0	$177.9
1 Recognized in conjunction with a merger transaction.
2 Purchases include securities assumed in the Protective Insurance acquisition.

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2019	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2020
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	$27.1	$(25.0)	$25.0	$0	$0	$(14.0)	$0	$13.1
Industrials	16.0	0	0	0	0	(0.8)	0	15.2
Common equities:
Common stocks[1]	0	25.0	0	0	0	0	0	25.0
Other risk investments	0.3	0	2.4	0	0	0	0	2.7
Total Level 3 securities	$43.4	$0	$27.4	$0	$0	$(14.8)	$0	$56.0
1 We purchased a nonredeemable preferred stock security in second quarter 2020 that was subject to an automatic conversion to common stock during third quarter 2020.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at September 30, 2021 and 2020, and December 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials	$16.2	Internal price	Recent transaction price per share	27.5
Financials[1]	22.5	Internal price	Unadjusted purchase price per share	20.1
Financials[1]	12.5	Internal price	Unadjusted purchase price per share	11.8
Financials[1]	10.2	Internal price	Unadjusted purchase price per share	32.1
Financials[1]	15.0	Internal price	Unadjusted purchase price per share	6.8
Industrials	10.7	Internal price	Recent transaction price per share	5.2
Industrials	23.7	Internal price	Recent transaction price per share	9.6
Common equities:
Common stocks	54.5	Pricing firm	Market approach (guideline public company method) price per share	7.7
Subtotal Level 3 securities	165.3
Pricing exemption securities	12.6
Total Level 3 securities	$177.9
1 These securities were purchased during second quarter 2021.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2020	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials	$13.1	Internal price	Market approach (guideline public company method) price per share	4.4
Industrials[1]	7.1	Internal price	Market approach (guideline public company method) price per share	5.6
Industrials[1]	8.1	Internal price	Market approach (guideline public company method) price per share	4.0
Common equities:
Common stocks[2]	25.0	Internal price	Unadjusted purchase price per share	3.7
Subtotal Level 3 securities	53.3
Pricing exemption securities	2.7
Total Level 3 securities	$56.0
1 Modified prior year disclosure to present securities individually to conform to the current year presentation.
2 This security converted from nonredeemable preferred stock to common stock as a result of an automatic conversion during third quarter 2020.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	$10.0	Internal price	Unadjusted purchase price per share	16.9
Industrials	6.9	Pricing firm	Market approach (guideline public company method) price per share	5.4
Industrials	9.8	Pricing firm	Market approach (guideline public company method) price per share	4.8
Common equities:
Common stocks[2]	25.0	Internal price	Unadjusted purchase price per share	3.7
Subtotal Level 3 securities	51.7
Pricing exemption securities	3.1
Total Level 3 securities	$54.8
1 This security was purchased in second quarter 2020.
2 This security converted from nonredeemable preferred stock to common stock as a result of an automatic conversion during third quarter 2020.
Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	September 30, 2021		September 30, 2020		December 31, 2020
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021 (issued: $500.0, August 2011)	$0	$0	$499.7	$515.3	$499.8	$510.9
2.45% Senior Notes due 2027 (issued: $500.0, August 2016)	497.6	530.6	497.2	532.0	497.3	541.1
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	297.1	390.9	296.8	411.4	296.9	409.4
4.00% Senior Notes due 2029 (issued: $550.0, October 2018)	545.8	627.9	545.3	662.5	545.5	660.4
3.20% Senior Notes due 2030 (issued: $500.0, March 2020)	496.4	543.2	496.0	572.4	496.1	575.5
6.25% Senior Notes due 2032 (issued: $400.0, November 2002)	396.1	545.5	395.9	587.2	396.0	582.0
4.35% Senior Notes due 2044 (issued: $350.0, April 2014)	346.8	433.6	346.7	450.5	346.7	459.7
3.70% Senior Notes due 2045 (issued: $400.0, January 2015)	395.6	456.2	395.5	473.5	395.5	481.0
4.125% Senior Notes due 2047 (issued: $850.0, April 2017)	841.9	1,018.5	841.7	1,078.5	841.7	1,113.1
4.20% Senior Notes due 2048 (issued: $600.0, March 2018)	590.2	736.3	590.0	775.3	590.0	806.7
3.95% Senior Notes due 2050 (issued: $500.0, March 2020)	490.7	599.0	490.6	628.8	490.6	653.7
Total	$4,898.2	$5,881.7	$5,395.4	$6,687.4	$5,396.1	$6,793.5
There was no short-term debt outstanding at September 30, 2021. Short-term debt outstanding at September 30, 2020 and December 31, 2020 consisted of the $500 million 3.75% Senior Notes that matured in August 2021.
The Progressive Corporation has a line of credit with PNC Bank, National Association (PNC), in the maximum principal amount of $250 million, which has the same terms as the line of credit with PNC that expired in April 2021. See the 2020 Annual Report to Shareholders for terms of this line of credit. We had no borrowings under the line of credit during the periods presented.

Note 5 Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At September 30, 2021 and 2020, and December 31, 2020, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the nine months ended September 30, 2021, there have been no material changes in our reserve for uncertain tax positions.
The effective tax rate for the three and nine months ended September 30, 2021, was 14.7% and 20.5%, respectively, compared to 20.4% and 20.7% for the same periods last year. For the three months ended September 30, 2021, the lower effective tax rate was primarily due to our underwriting loss during the quarter, compared to an underwriting profit in the other periods presented.
Net state deferred income tax asset and liability amounts as of September 30, 2020, were reclassified on the consolidated balance sheets into other assets and accounts payable, accrued expenses, and other liabilities, respectively, from net federal deferred income taxes to conform to the current year presentation.
Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	September 30,
(millions)	2021	2020
Balance at January 1	$20,265.8	$18,105.4
Less reinsurance recoverables on unpaid losses	3,798.2	3,212.2
Net balance at January 1	16,467.6	14,893.2
Net loss and loss adjustment expense reserves acquired[1]	732.5	0
Total beginning reserves	17,200.1	14,893.2
Incurred related to:
Current year	24,610.8	18,073.6
Prior years	156.8	116.1
Total incurred	24,767.6	18,189.7
Paid related to:
Current year	13,650.6	10,615.2
Prior years	7,213.3	6,682.8
Total paid	20,863.9	17,298.0
Net balance at September 30	21,103.8	15,784.9
Plus reinsurance recoverables on unpaid losses	4,822.5	3,804.3
Balance at September 30	$25,926.3	$19,589.2
1 Net reserves acquired in Protective Insurance acquisition.
We experienced unfavorable reserve development of $156.8 million and $116.1 million during the first nine months of 2021 and 2020, respectively, which is reflected as “Incurred related to prior years” in the table above.
Year-to-date September 30, 2021
•The unfavorable prior year reserve development included $109 million attributable to accident year 2019 and $113 million to 2018 and prior accident years, partially offset by favorable development attributable to accident year 2020.
•Our personal auto products incurred $48 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with about 90% attributable to the Agency business. The unfavorable development was primarily attributable to a higher than anticipated frequency of reopened personal injury protection (PIP) claims, primarily in Florida, and higher than anticipated bodily injury severity, partially offset by less late reported claims than anticipated for accident year 2020 and lower adjusting expenses than anticipated.
•Our Commercial Lines business experienced $91 million of unfavorable development, primarily due to increased injury severity and the emergence of large injury claims, at rates higher than originally anticipated, primarily in Texas and Florida.

•Our Property business experienced $31 million of unfavorable development, primarily due to higher than anticipated severity and reopened claims activity in Florida.
•Our special lines business experienced $12 million of favorable development. The remaining unfavorable development is attributable to our runoff business.
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
•Our personal auto products incurred $47 million of unfavorable LAE reserve development, with the Agency and Direct auto business each contributing about half. The unfavorable LAE development was primarily attributable to revised estimates of our per claim settlement costs taken during the first quarter. We also experienced higher than anticipated frequency of reopened PIP claims, primarily in Florida, and late reported losses occurring toward the end of 2019 but not reported until 2020, which was partially offset by higher than anticipated salvage and subrogation recoveries.
•Our Commercial Lines business experienced $104 million of unfavorable development, primarily due to increased injury severity and the emergence of large injury claims at rates higher than originally anticipated.
•Our special lines and Property businesses experienced $22 million and $13 million, respectively, of favorable development.
Note 7 Supplemental Cash Flow Information — Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries, and are not considered part of the investment portfolio. The amount of reverse repurchase commitments held by these subsidiaries at September 30, 2021 and 2020, and December 31, 2020, were $134.6 million, $77.2 million, and $93.5 million, respectively. At September 30, 2021, $14.4 million of the restricted cash and cash equivalents on our consolidated balance sheets represents collateral held against unpaid premiums in the form of certificates of deposit, with the remainder representing cash restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are administrators.
During the nine months ended September 30, 2021 and 2020, non-cash activity included declared but unpaid common share dividends of $58.5 million and $58.6 million, respectively (see Note 9 – Dividends for further discussion), and operating lease liabilities arising from obtaining right-of-use assets of $79.5 million and $48.5 million.
We paid the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2021	2020
Income taxes	$669.5	$1,079.2
Interest	186.3	168.4
Operating lease liabilities	67.8	66.6
Note 8 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles (our special lines products). Our Commercial Lines segment writes auto-related liability and physical damage insurance, workers’ compensation coverage primarily for the transportation industry, and business-related general liability and property insurance, predominately for small businesses. Our Property segment writes residential property insurance for homeowners, other property owners, and renters. Our service businesses provide insurance-related services, including processing Commercial Automobile Insurance Procedures/Plans (CAIP) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance, among other products, through programs in our direct Personal Lines and Commercial Lines businesses. All segment revenues are generated from external customers; all intercompany transactions are eliminated in consolidation.

Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$4,267.9	$41.0	$4,001.6	$596.5	$12,586.4	$796.0	$11,749.3	$1,748.7
Direct	4,690.2	(62.4)	4,309.8	517.6	13,755.8	480.6	12,470.1	1,637.8
Total Personal Lines[1]	8,958.1	(21.4)	8,311.4	1,114.1	26,342.2	1,276.6	24,219.4	3,386.5
Commercial Lines	1,877.4	197.5	1,214.8	155.9	4,917.0	556.1	3,532.8	448.2
Property[2]	526.5	(222.7)	447.3	(52.9)	1,501.3	(376.7)	1,300.6	(192.4)
Other indemnity[3]	2.8	(0.3)	0	0	6.8	(0.2)	0	0
Total underwriting operations	11,364.8	(46.9)	9,973.5	1,217.1	32,767.3	1,455.8	29,052.8	3,642.3
Fees and other revenues[4]	174.9	NA	151.8	NA	516.8	NA	434.8	NA
Service businesses	73.8	1.0	58.8	4.4	202.1	12.1	169.4	14.7
Investments[5]	245.7	239.1	763.1	758.4	1,723.7	1,705.2	1,585.3	1,570.8
Interest expense	NA	(54.2)	NA	(56.4)	NA	(167.0)	NA	(160.8)
Consolidated total	$11,859.2	$139.0	$10,947.2	$1,923.5	$35,209.9	$3,006.1	$31,242.3	$5,067.0
NA = Not applicable
1 Personal auto insurance accounted for 94% of the total Personal Lines segment net premiums earned during the three and nine months ended September 30, 2021 and 2020; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three and nine months ended September 30, 2021, pretax profit (loss) includes $14.2 million and $42.5 million, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment, and $14.2 million and $42.8 million for the same periods in 2020. See Note 12 – Goodwill and Intangible Assets for further discussion.
3 Primarily includes Protective Insurance’s run-off business operations.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	1.0%	99.0	14.9%	85.1	6.3%	93.7	14.9%	85.1
Direct	(1.3)	101.3	12.0	88.0	3.5	96.5	13.1	86.9
Total Personal Lines	(0.2)	100.2	13.4	86.6	4.9	95.1	14.0	86.0
Commercial Lines	10.5	89.5	12.8	87.2	11.3	88.7	12.7	87.3
Property[1]	(42.3)	142.3	(11.8)	111.8	(25.1)	125.1	(14.8)	114.8
Total underwriting operations	(0.4)	100.4	12.2	87.8	4.4	95.6	12.5	87.5
1 Included in the three and nine months ended September 30, 2021, is 2.7 points and 2.8 points, respectively, of amortization expense associated with intangible assets and 3.2 points and 3.3 points, respectively, for the three and nine months ended September 30, 2020.

Note 9 Dividends — Following is a summary of our common and preferred share dividends that were declared and/or paid during the nine months ended September 30, 2021 and 2020:

(millions, except per share amounts)		Amount
Declared	Payable	Per Share	Accrued
Common - Quarterly Dividends:[1]
August 2021	October 2021	$0.10	$58.5
May 2021	July 2021	0.10	58.5
March 2021	April 2021	0.10	58.5
December 2020	January 2021	0.10	58.6
August 2020	October 2020	0.10	58.6
May 2020	July 2020	0.10	58.5
February 2020	April 2020	0.10	58.5
December 2019	January 2020	0.10	58.5

Common - Annual Variable Dividends:[1]
December 2020	January 2021	4.50	2,635.9
December 2019	January 2020	2.25	1,316.9

Preferred Dividends:
August 2021	September 2021	26.875	13.4
December 2020	March 2021	26.875	13.4
August 2020	September 2020	26.875	13.4
February 2020	March 2020	26.875	13.4
1 The accrual is based on an estimate of common shares outstanding as of the record date. The dividends accrued at September 30, 2020, were reclassified from accounts payable, accrued expenses, and other liabilities into dividends payable on common shares on the consolidated balance sheets, to conform to the current year presentation.
See Note 14 – Dividends in our 2020 Annual Report to Shareholders for a discussion of our common and preferred share dividend policies.

Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment
Balance at June 30, 2021	$619.6	$(136.4)	$483.2	$498.8	$(15.1)	$(0.5)
Other comprehensive income (loss) before reclassifications:
Investment securities	(117.9)	24.8	(93.1)	(93.1)	0	0
Foreign currency translation adjustment	(0.3)	0.1	(0.2)	0	0	(0.2)
Total other comprehensive income (loss) before reclassifications	(118.2)	24.9	(93.3)	(93.1)	0	(0.2)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	46.4	(9.7)	36.7	36.7	0	0
Interest expense	(0.2)	0.1	(0.1)	0	(0.1)	0
Total reclassification adjustment for amounts realized in net income	46.2	(9.6)	36.6	36.7	(0.1)	0
Total other comprehensive income (loss)	(164.4)	34.5	(129.9)	(129.8)	0.1	(0.2)
Balance at September 30, 2021	$455.2	$(101.9)	$353.3	$369.0	$(15.0)	$(0.7)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment
Balance at June 30, 2020	$1,237.3	$(262.3)	$975.0	$991.0	$(16.0)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	163.3	(34.4)	128.9	128.9	0	0
Foreign currency translation adjustment	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	163.3	(34.4)	128.9	128.9	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	194.3	(40.8)	153.5	153.5	0	0
Interest expense	(0.3)	0.1	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	194.0	(40.7)	153.3	153.5	(0.2)	0
Total other comprehensive income (loss)	(30.7)	6.3	(24.4)	(24.6)	0.2	0
Balance at September 30, 2020	$1,206.6	$(256.0)	$950.6	$966.4	$(15.8)	$0

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2020	$1,187.4	$(255.7)	$931.7	$947.3	$(15.6)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	(494.6)	103.9	(390.7)	(390.7)	0	0
Foreign currency translation adjustment	(0.9)	0.2	(0.7)	0	0	(0.7)
Total other comprehensive income (loss) before reclassifications	(495.5)	104.1	(391.4)	(390.7)	0	(0.7)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	237.5	(49.9)	187.6	187.6	0	0
Interest expense	(0.8)	0.2	(0.6)	0	(0.6)	0
Total reclassification adjustment for amounts realized in net income	236.7	(49.7)	187.0	187.6	(0.6)	0
Total other comprehensive income (loss)	(732.2)	153.8	(578.4)	(578.3)	0.6	(0.7)
Balance at September 30, 2021	$455.2	$(101.9)	$353.3	$369.0	$(15.0)	$(0.7)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2019	$439.1	$(94.7)	$344.4	$360.8	$(16.4)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	1,447.7	(304.1)	1,143.6	1,143.6	0	0
Foreign currency translation adjustment	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	1,447.7	(304.1)	1,143.6	1,143.6	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	681.0	(143.0)	538.0	538.0	0	0
Interest expense	(0.8)	0.2	(0.6)	0	(0.6)	0
Total reclassification adjustment for amounts realized in net income	680.2	(142.8)	537.4	538.0	(0.6)	0
Total other comprehensive income (loss)	767.5	(161.3)	606.2	605.6	0.6	0
Balance at September 30, 2020	$1,206.6	$(256.0)	$950.6	$966.4	$(15.8)	$0
In an effort to manage interest rate risk, we may enter into forecasted transactions on Progressive’s debt issuances. We expect to reclassify $0.5 million (pretax) into interest expense during the next 12 months, related to net unrealized losses on forecasted transactions (see Note 4 – Debt in our 2020 Annual Report to Shareholders for further discussion).
Note 11 Litigation — The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies written by our insurance subsidiaries in the ordinary course of business. We consider all legal actions relating to such claims in establishing our loss and loss adjustment expense reserves.
In addition, The Progressive Corporation and/or its subsidiaries are named as defendants in a number of class action or individual lawsuits that challenge certain of the operations of the subsidiaries. These cases include those alleging damages as a result of, among other things, our subsidiaries’ practices in evaluating or paying medical or injury claims or benefits, including, but not limited to, personal injury protection, medical payments, uninsured motorist/underinsured motorist, bodily injury benefits, and workers’ compensation, and for reimbursing medical costs incurred by Medicare/Medicaid beneficiaries; our practices in evaluating or paying physical damage claims, including, but not limited to, our payment of total loss claims and labor rates paid to auto body repair shops; our insurance product design; employment matters; and cases challenging other aspects of our claims, marketing, pricing, or sales practices or other business operations. Other insurance companies face many of these same issues.
The nature and volume of litigation pending against The Progressive Corporation and/or its insurance subsidiaries is similar to that which was disclosed in Note 12 – Litigation in our 2020 Annual Report to Shareholders.
We plan to contest the pending lawsuits vigorously, but may pursue settlement negotiations in some cases, as we deem appropriate. Although outcomes of pending cases are uncertain until final disposition, we establish accruals for these lawsuits when it is probable that a loss has been or will be incurred and we can reasonably estimate potential loss exposure, which may include a range of loss. As to lawsuits for which the loss is considered neither probable or estimable, or is considered probable but not estimable, we do not establish an accrual. Nevertheless, we continue to evaluate this pending litigation to determine if any losses not deemed probable and estimable become so, at which point we would establish an accrual at our best estimate of the loss or range of loss.
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at September 30, 2021 or 2020, and there were no material settlements during 2020 or the first nine months of 2021. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2020 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2020 Annual Report to Shareholders.
Note 12 Goodwill and Intangible Assets
Goodwill
During the nine months ended September 30, 2021, there were no changes to the carrying amount of goodwill. No accumulated goodwill impairment losses exist. We annually assess goodwill for impairment during the fourth quarter or when circumstances warrant a review.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets:

(millions)	September 30, 2021	September 30, 2020	December 31, 2020
Intangible assets subject to amortization	$119.5	$173.1	$159.0
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$131.9	$185.5	$171.4
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.
Intangible assets subject to amortization consisted of the following:

	September 30, 2021			September 30, 2020			December 31, 2020
(millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Category:
Policies in force	$256.2	$237.9	$18.3	$256.2	$201.3	$54.9	$256.2	$210.4	$45.8
Agency relationships	159.2	73.9	85.3	159.2	62.6	96.6	159.2	65.4	93.8
Software rights	69.1	56.2	12.9	69.1	47.5	21.6	69.1	49.7	19.4
Trade name	3.6	0.6	3.0	0	0	0	0	0	0
Total	$488.1	$368.6	$119.5	$484.5	$311.4	$173.1	$484.5	$325.5	$159.0
During the second quarter 2021, we recognized a $3.6 million trade name intangible asset, with an estimated two-year life, in connection with the Protective Insurance acquisition.

Amortization expense was $14.6 million and $43.1 million for the three and nine months ended September 30, 2021, respectively, compared to $14.2 million and $42.8 million during the same periods last year.
Note 13 New Accounting Standards — We did not adopt any new accounting standards during the nine months ended September 30, 2021. We assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on our consolidated financial statements as well as material updates to previous assessments, if any, from our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There were no new material accounting standards issued in the nine months ended September 30, 2021, that impacted The Progressive Corporation.
Note 14 Acquisition — On June 1, 2021, The Progressive Corporation, through an indirect subsidiary, acquired all of the outstanding Class A and Class B common shares of Protective Insurance for $23.30 per common share in cash, or approximately $338 million in aggregate. Through its subsidiaries, Protective Insurance provides liability and workers’ compensation coverage for trucking and public transportation fleets, along with trucking industry independent contractors. As a result of the Protective Insurance acquisition, we will be able to expand our capabilities with the expertise Protective Insurance offers in larger fleet and affinity programs, by providing additional product lines for us to add to our portfolio. Protective Insurance and its subsidiaries represented 1% of companywide net premiums written during the third quarter 2021.
All assets and liabilities were recorded at fair value at the date of acquisition. If new information is obtained within 12 months from the date of acquisition about facts and circumstances that existed at the acquisition date, we will adjust the amounts previously recorded. We recorded a $3.6 million intangible asset related to the Protective Insurance trade name, which is being amortized over 2 years; no other intangible assets were identified. For income tax purposes, the historical tax bases of the acquired assets and assumed liabilities carried over and were not recorded at fair value; therefore, no tax-basis goodwill was created.
At the date of acquisition, Protective Insurance had total assets of $1.7 billion, including investment securities of $1.1 billion; cash, cash equivalents, and restricted cash and equivalents of $24.3 million; reinsurance recoverables of $452.4 million, and liabilities of $1.4 billion, consisting of unearned premiums of $66.9 million and loss and loss adjustment expense reserves of $1.1 billion. In addition, Protective Insurance had outstanding borrowings of $20.0 million under a revolving credit facility agreement that was repaid subsequent to acquisition. All of Protective Insurance’s contingencies were recognized as of the acquisition date.
Acquisition-related costs recognized in 2021 were not material to our results of operations. The pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes. The results of operations and financial condition of Protective Insurance have been included in our consolidated statements of comprehensive income and consolidated balance sheets from the acquisition date. For the three and nine months ended September 30, 2021, our consolidated results included total revenue of $144.3 million and $190.8 million, respectively, and net income of $11.1 million and $13.4 million, from Protective Insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized growth in both premiums and policies in force in the third quarter 2021, compared to the same period last year. During the quarter, we generated $12.4 billion of net premiums written, which is an increase of $1.4 billion, or 13%, compared to the third quarter 2020. We ended the third quarter 2021 with 26.6 million companywide policies in force, which is 2.1 million more policies than were in force at September 30, 2020. During the third quarter 2021, we generated an underwriting loss, primarily reflecting significant catastrophe losses during the period, mainly from Hurricane Ida, which hit both the Gulf Coast and Northeastern United States and accounted for 70% of catastrophe losses during the quarter. Higher auto accident frequency and severity in our personal auto products also contributed to the underwriting loss during the third quarter. Our combined ratio was 100.4 for the third quarter 2021, 12.6 points higher than the same period last year.
Certain growth and profitability comparisons to the same period last year were, in part, impacted by the effects COVID-19 restrictions had on our comparable prior year results. During the third quarter of 2020, we continued to experience driving patterns that differed from levels historically experienced, which began in March 2020 when shelter-in-place restrictions were put in place to help stop the spread of the novel coronavirus, COVID-19. We also saw a significant reduction in auto accident frequency resulting from changes in driving patterns in 2020. During 2021, our usage-based insurance data has shown driving patterns have begun to stabilize, although Personal Lines auto mileage has not yet returned to pre-COVID levels. The impact from the pandemic should be considered when comparing the current year to the prior year.
The increase in personal auto severity reflects higher costs to both repair cars and for medical expenses. Our bodily injury coverage increased during the quarter due to a higher mix of more severe accidents. For our collision coverage, the year-over-year increase in severity primarily reflects an increase in the valuation of used vehicles in 2021, which increases total loss costs that are partly offset by higher salvage returns. We also had lower collision severity in the second quarter of 2020, due to a higher volume of subrogation collections relative to new claims made, as a result of the COVID-19 restrictions.
Our underwriting expense ratios were 1.5 points and 4.9 points lower for the third quarter and first nine months of 2021, respectively, compared to the same periods last year, reflecting both actions taken during 2021 to reduce expenses and higher pandemic-related underwriting expenses incurred in 2020. During 2020, we issued credits to personal auto policyholders, which accounted for 0.3 points and 3.7 points for the third quarter and first nine months of 2020, respectively, and during the first half of 2020, we also recognized additional bad debt expense related to the billing leniencies and moratoriums that were in place beginning in March 2020 and continued through the middle of May 2020. As previously disclosed, we have been taking actions to address profitability and to strive to meet our stated objective of underwriting margins of at least four points on a calendar year basis. We began to file for personal auto rate increases earlier this year where appropriate, and during the third quarter 2021, rate increases became effective in 20 states, which had an average increase of about 6%. In the aggregate, rate changes for personal auto for the quarter were about 3%. Management continues to assess miles driven, driving patterns, loss severity, weather events, and other components of expected loss costs on a state-by-state basis and, where appropriate, file for rate adjustments accordingly. We are also looking to identify where we may need to tighten underwriting criteria further where losses indicate rate inadequacy. In addition to rate actions, during the third quarter 2021, we started reducing spend in certain types of advertising based on performance against our media and underwriting targets. We will continue to look at key performance indicators to assess where additional action may be needed and will react swiftly to address those needs. Taking actions to reach our target profit margin always takes precedence over growing premiums, and while these actions resulted in fewer new business applications during the quarter, and could impact growth in future periods, we strongly believe that these steps are necessary to get us well positioned for the future.
On a year-over-year basis, net income and comprehensive income decreased 92% and 101%, respectively, for the third quarter 2021 and 41% and 61% for the first nine months of 2021. The largest contributor to the year-over-year decreases was the reduction of underwriting income, which decreased 104% for the quarter and 60% for the first nine months of 2021, partially offset by an increase in net holding period gains for the nine months ended September 30, 2021, compared to the same period last year.

A. Insurance Operations
We evaluate growth in terms of both net premiums written and policies in force growth. All three of our operating segments contributed to our solid premium and policies in force growth during the third quarter on a year-over-year basis. Our companywide net premiums written grew 13%, with Personal Lines growing 7%, Commercial Lines 47%, and Property 16%, primarily reflecting an increase in policies in force from all of our segments. At September 30, 2021, on a year-over-year basis, policies in force grew 9% companywide, with Personal Lines, Commercial Lines, and Property growing 8%, 19%, and 13%, respectively.
The growth on a quarter-over-prior-year quarter in our commercial auto business includes a 20% increase in average written premium per policy in addition to an increase in policies in force. The increase in written premium per policy reflects a combination of a shift in the mix of business toward higher premium coverages, an increase in the number of vehicles per policy, and rate increases taken during the year.
During the third quarter 2021, new applications (i.e., issued policies) decreased 15% in our Personal Lines segment, with total new personal auto applications decreasing 16%. Agency auto new applications decreased 20% and Direct auto decreased 14% as a result of the actions taken to address profitability, as discussed above. New applications for our special lines products were down 8% during the third quarter 2021, primarily reflecting the significant new application growth during the third quarter 2020, as people were purchasing more special lines products as a way to practice social distancing. New applications increased 18% in our Commercial Lines business (excluding our transportation network company, business owners policy, and Protective Insurance products), and 16% in our Property segment.
On a year-over-year basis for the third quarter 2021, both our Personal Lines and Property renewal applications increased 11%, and Commercial Lines increased 15%. Total personal auto renewal applications increased 11% over the third quarter last year.
While we are taking actions to address profitability as discussed above, we remain focused on growth and realize that to grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention continues to be one of our most important priorities. Our efforts to increase our share of multi-product households remains a key initiative and we will continue to make investments to improve the customer experience in order to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is our primary measure of customer retention in our Personal Lines, Commercial Lines, and Property businesses.
We evaluate retention using a trailing 12-month total auto policy life expectancy and a trailing 3-month policy life expectancy. The latter does not address seasonality and can reflect more volatility. As of the end of the third quarter 2021, our trailing 12-month total personal auto policy life expectancy increased 4%, compared to last year, with both the Agency and Direct channels up 4%. Our Commercial Lines and special lines trailing 12-month policy life expectancy increased 13% and 4%, respectively, year over year, and Property decreased 8%.
For the third quarter 2021, we experienced a companywide underwriting loss margin of 0.4%, compared to an underwriting profit margin of 12.2% for the same period last year. Our Commercial Lines segment was profitable during the third quarter 2021, with an underwriting profit margin of 10.5%. Our Personal Lines and Property segments each generated an underwriting loss during the period, due to significant catastrophe losses incurred during the quarter, that more than offset the underwriting profit in Commercial Lines. Our Personal Lines segment generated an underwriting loss margin of 0.2% for the quarter. Our special lines business also had an underwriting loss during the third quarter due to normal seasonality and contributed a 0.2 unfavorable point impact on our Personal Lines combined ratio. Our Property segment had an underwriting loss margin of 42.3% for the quarter. On a net basis (i.e., after reinsurance), our Property business incurred catastrophe losses during the quarter of $289.1 million, or 54.9 points on its combined ratio.
In addition to the significant catastrophe losses during the third quarter 2021, our personal auto incurred accident frequency was up 10% for the third quarter 2021, as compared to the prior year, and severity was up 12%. With more people driving and vehicle miles traveled increasing, loss frequency is up compared to the prior year; however, frequency remains lower than the levels we experienced prior to the onset of the pandemic. Collision is a significant driver of the increased severity we experienced during the current quarter as the continued increase in the valuation of used vehicles is increasing our total loss and repair costs.

B. Investments
The fair value of our investment portfolio was $52.3 billion at September 30, 2021, compared to $47.5 billion at December 31, 2020. The $4.8 billion increase from year-end 2020 reflects positive investment results and solid cash flows from operations, net of shareholder dividends, common stock repurchases, debt pay off, and the acquisition of Protective Insurance Corporation and its subsidiaries (Protective Insurance) (see Note 14 – Acquisition for further discussion).
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At September 30, 2021, 16% of our portfolio was allocated to Group I securities and 84% to Group II securities, compared to 14% and 86%, respectively, at December 31, 2020.
Our recurring investment income generated a pretax book yield of 1.8% for the third quarter 2021, compared to 2.3% for the same period in 2020, primarily due to investing new cash at lower interest rates. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 0.2% and 1.7% for the third quarter 2021 and 2020, respectively. Both our fixed-income and common stock portfolios had FTE total returns of 0.2% for the third quarter 2021, compared to 1.1% and 9.6%, respectively, last year. The fixed-income return variance was due to the upward shift in interest rates that we have seen through the first nine months of the year. This negative effect on fixed-income returns has only been partially offset by tighter credit spreads across corporate, municipal, and securitized bonds.
At both September 30, 2021 and 2020, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 3.0 years, compared to AA- and 2.9 years at December 31, 2020. Our portfolio duration has remained relatively consistent over the previous twelve months and it remains below the midpoint of our 1.5-year to 5-year range, which we believe provides some protection against a further increase in interest rates.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of $7.3 billion and $5.4 billion for the nine months ended September 30, 2021 and 2020, respectively, in part due to collecting premiums at a faster rate than losses are being paid during 2021, as well as the policyholder credits paid from operating cash flow in 2020.
Our total capital (debt plus shareholders’ equity) was $23.5 billion, at book value, at September 30, 2021 and 2020, and $22.4 billion at December 31, 2020. The increase since year end primarily reflects comprehensive income, in part offset by the maturity of $500 million of 3.75% Senior Notes, common share repurchases, and common share dividends.
Our debt-to-total capital ratio remained below 30% during all reported periods, consistent with our financial policy. This ratio, which reflects debt as a percent of debt plus shareholders’ equity, was 20.9% at September 30, 2021, 23.0% at September 30, 2020, and 24.1% at December 31, 2020. The decrease from the prior periods in 2020 reflects the maturity of our 3.75% Senior Notes during the third quarter 2021. None of our outstanding senior notes have restrictive financial covenants or credit rating triggers.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
During the first nine months of 2021, we returned capital to shareholders primarily through dividends and common share repurchases. Our Board of Directors declared a $0.10 per common share dividend in the first, second, and third quarters of 2021. These dividends, which were each $58.5 million in the aggregate per quarter, or $175.5 million on a year-to-date basis, were paid in April 2021, July 2021, and October 2021. In January 2021, we also paid common share dividends in the aggregate amount of $2.7 billion, or $4.60 per share (see Note 9 – Dividends for further discussion). In addition to the common share dividends, in March 2021 and September 2021, we paid Series B Preferred Share dividends in the aggregate amount of $26.8 million.
In accordance with our financial policies, if we believe our share price is trading below our view of fair value and we are in a strong capital position then we will look to repurchase our shares. In the third quarter, we witnessed some volatility in our share price that presented us with an opportunity to engage in share repurchases after a period of relative inactivity. During the first three quarters of 2021, we repurchased 1.8 million common shares, at a total cost of $167.2 million, including 0.7 million shares in the third quarter 2021, either in the open market or to satisfy tax withholding obligations as permitted under our equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our capital position and the potential capital needs to expand our business operations.
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
Based upon our capital planning and forecasting efforts, we believe we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, anticipated dividends on our common shares and Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future. We did not experience a significant change in our liquidity needs during the third quarter 2021. During the first nine months of 2021 and at all times during 2020, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report to Shareholders).

B. Commitments and Contingencies
Contractual Obligations
During the first nine months of 2021, our contractual obligations have not changed materially from those discussed in our 2020 Annual Report to Shareholders.
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
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Personal Lines
Agency	36%	39%	37%	40%
Direct	40	42	41	43
Total Personal Lines[1]	76	81	78	83
Commercial Lines	19	14	17	13
Property	5	5	5	4
Total underwriting operations	100%	100%	100%	100%
1 Personal auto insurance accounted for 93% of the total Personal Lines segment net premiums written during the three and nine months ended September 30, 2021, compared to 94% and 93%, respectively, for the same periods last year; insurance for our special lines products accounted for the balance.
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
While our personal auto policies are primarily written for 6-month terms, we write 12-month auto policies in our Platinum agencies to promote bundled auto and home growth. At September 30, 2021, 13% of our Agency auto policies in force were 12-month policies, compared to 11% a year earlier. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related liability and physical damage insurance, workers’ compensation coverage primarily for the transportation industry, and business-related general liability and property insurance, predominately for small businesses. The majority of our Commercial Lines business is written through the independent agency channel although our direct business is growing. The amount of commercial auto business written through the direct channel, excluding our transportation network company (TNC) business, grew 55% on a quarter-over-prior-year and represented 10% of premiums written for the third quarter 2021, compared to 9% a year earlier. We write Commercial Lines business in all 50 states and about 90% of these policies are written for 12-month terms. To serve our direct channel customers, we continued to expand our product offerings, including the addition of our business owners policy (BOP) product in 29 states by the end of the third quarter, through our in-house agency and BusinessQuote Explorer®, our digital platform for small business consumers.
Our Property business writes residential property insurance for single family homes, condominium unit owners, renters, etc. We write the majority of our Property business through the independent agency channel; however, we continue to expand the distribution of our Property product offerings in the direct channel, which represented about 24% of premiums written for the third quarter 2021, compared to 19% for the same period last year. Property policies are written for 12-month terms. We write residential property in 47 states, renters in 48 states, and flood insurance in 46 states; we also write all of these products in the District of Columbia. Our flood insurance is written primarily through the National Flood Insurance Program and is 100% reinsured.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$41.0	1.0%	$596.5	14.9%	$796.0	6.3%	$1,748.7	14.9%
Direct	(62.4)	(1.3)	517.6	12.0	480.6	3.5	1,637.8	13.1
Total Personal Lines	(21.4)	(0.2)	1,114.1	13.4	1,276.6	4.9	3,386.5	14.0
Commercial Lines	197.5	10.5	155.9	12.8	556.1	11.3	448.2	12.7
Property[1]	(222.7)	(42.3)	(52.9)	(11.8)	(376.7)	(25.1)	(192.4)	(14.8)
Other indemnity[2]	(0.3)	NM	0	NM	(0.2)	NM	0	NM
Total underwriting operations	$(46.9)	(0.4)%	$1,217.1	12.2%	$1,455.8	4.4%	$3,642.3	12.5%
1 For the three and nine months ended September 30, 2021, pretax profit (loss) includes $14.2 million and $42.5 million, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment, and $14.2 million and $42.8 million for the respective periods last year.
2 Primarily reflects Protective Insurance’s run-off business operations. Underwriting margins for our other indemnity business are not meaningful (NM) due to the low level of premiums earned by such business.
The decreases in the companywide underwriting profit margins during the three and nine months ended September 30, 2021, compared to the same periods last year, were primarily driven by higher accident frequency and severity, and higher catastrophe losses. See the Losses and Loss Adjustment Expenses (LAE) section below for further discussion of our frequency and severity trends and catastrophe losses incurred during the periods.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Performance[1]	2021	2020	Change	2021	2020	Change
Personal Lines – Agency
Loss & loss adjustment expense ratio	80.9	67.0	13.9	75.2	61.6	13.6
Underwriting expense ratio	18.1	18.1	0	18.5	23.5	(5.0)
Combined ratio	99.0	85.1	13.9	93.7	85.1	8.6
Personal Lines – Direct
Loss & loss adjustment expense ratio	82.7	66.4	16.3	76.2	60.8	15.4
Underwriting expense ratio	18.6	21.6	(3.0)	20.3	26.1	(5.8)
Combined ratio	101.3	88.0	13.3	96.5	86.9	9.6
Total Personal Lines
Loss & loss adjustment expense ratio	81.8	66.7	15.1	75.7	61.2	14.5
Underwriting expense ratio	18.4	19.9	(1.5)	19.4	24.8	(5.4)
Combined ratio	100.2	86.6	13.6	95.1	86.0	9.1
Commercial Lines
Loss & loss adjustment expense ratio	70.2	66.6	3.6	68.8	64.1	4.7
Underwriting expense ratio	19.3	20.6	(1.3)	19.9	23.2	(3.3)
Combined ratio	89.5	87.2	2.3	88.7	87.3	1.4
Property
Loss & loss adjustment expense ratio	113.9	81.2	32.7	95.9	84.7	11.2
Underwriting expense ratio[2]	28.4	30.6	(2.2)	29.2	30.1	(0.9)
Combined ratio[2]	142.3	111.8	30.5	125.1	114.8	10.3
Total Underwriting Operations
Loss & loss adjustment expense ratio	81.4	67.3	14.1	75.6	62.6	13.0
Underwriting expense ratio	19.0	20.5	(1.5)	20.0	24.9	(4.9)
Combined ratio	100.4	87.8	12.6	95.6	87.5	8.1
Accident year – Loss & loss adjustment expense ratio[3]	81.8	67.3	14.5	75.1	62.2	12.9
1 Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 Included in the three and nine months ended September 30, 2021, are 2.7 points and 2.8 points, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment, and 3.2 points and 3.3 points for the respective periods last year. Excluding these additional expenses, for the three months ended September 30, 2021 and 2020, the Property business would have reported expense ratios of 25.7 and 27.4, respectively, and combined ratios of 139.6 and 108.6. For the nine months ended September 30, 2021 and 2020, excluding these additional expenses, the Property business would have reported expense ratios of 26.4 and 26.8, respectively, and combined ratios of 122.3 and 111.5.
3 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2021	2020	2021	2020
Increase (decrease) in net loss and LAE reserves	$1,673.1	$775.6	$3,903.7	$891.7
Paid losses and LAE	7,577.6	5,937.5	20,863.9	17,298.0
Total incurred losses and LAE	$9,250.7	$6,713.1	$24,767.6	$18,189.7
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
Our total loss and LAE ratio increased 14.1 points for the third quarter 2021, compared to the same period last year, and 13.0 points on a year-to-date basis, primarily due to higher accident severity and frequency, and catastrophe losses.
The following table shows our consolidated catastrophe losses, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2021		2020		2021		2020
Personal Lines	$421.1		$163.1		$698.0		$365.0
Commercial Lines	11.7		3.4		20.1		11.0
Property	289.1		115.1		561.7		391.8
Total net catastrophe losses incurred	$721.9		$281.6		$1,279.8		$767.8
Combined ratio effect	6.4	pts.	2.8	pts.	3.9	pts.	2.6	pts.
During the three and nine months ended September 30, 2021, approximately 70% and 40%, respectively, of our catastrophe losses were related to Hurricane Ida, with nearly two-thirds of the losses impacting our vehicle businesses and the remainder our Property business. In our Property business, we retained approximately $185 million of losses and $15 million of allocated loss adjustment expenses (ALAE), with the excess covered under our occurrence excess of loss reinsurance program. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
We do not have catastrophe-specific reinsurance for our Personal Lines or Commercial Lines businesses, but we reinsure portions of our Property business against various risks. The Property business reinsurance programs include: multi-year catastrophe excess of loss, aggregate excess of loss, and catastrophe bonds. During the second quarter 2021, we entered into new reinsurance contracts under our per occurrence excess of loss program for our Property business. The new reinsurance policies carry retention thresholds for losses and ALAE from a single catastrophic event of $200 million, an increase from the retention threshold on the prior contracts of $80 million. The increase in the threshold from the prior contract primarily reflects our ability to assume more direct risk on a companywide basis, while balancing this risk against the rising costs for these types of contracts. See Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of our various reinsurance programs. As of September 30, 2021, subject to our 2021 catastrophe aggregate excess of loss program, we have not exceeded the annual retention thresholds.

Under our various Property catastrophe-specific reinsurance, we ceded the following losses and ALAE, including development on prior year storms, during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2021	2020	2021	2020
Aggregate excess of loss:
Current accident year	$0	$135.3	$0	$135.3
Prior accident years	12.0	NA	25.5	NA
Per occurrence excess of loss:
Current accident year[1]	250.0	10.0	257.5	10.0
Prior accident years[2]	0	15.0	134.6	95.0
Total	$262.0	$160.3	$417.6	$240.3
NA = Not applicable; this reinsurance coverage was entered into on January 1, 2020.
1 Amount for the three months ended September 30, 2021, is solely attributable to Hurricane Ida.
2 Amount for the nine months ended September 30, 2021, is primarily attributable to Hurricane Irma, which exceeded the excess of loss retention threshold in 2017 and, therefore, all development on this prior accident year storm is fully ceded.
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
Due to the impacts of shelter-in-place requirements that occurred throughout much of 2020, we believe that comparing current year frequency and severity to the prior year are not meaningful for our personal auto business. The trend comparisons below compare a two-year annualized change between 2021 and 2019 for personal auto frequency and severity for all coverages, excluding comprehensive coverage, which we believe are more insightful when trying to understand our current year profitability given the impact that COVID-19 restrictions had on our 2020 trends.
We saw the number of vehicle miles driven decrease dramatically when the COVID-19 restrictions were first put in place, especially during the early months of the pandemic. Now that the shelter-in-place restrictions have been eliminated, our usage-based insurance data has shown that the variance between vehicle miles traveled and claims volume decreased as the number of claims grew at a faster pace during the third quarter 2021.
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 12% and 8% during the third quarter and the first nine months of 2021, respectively, compared to the same periods in 2020, and 10% and 9%, compared to the same periods in 2019. While the total change in severity is fairly consistent when comparing to prior year as well as to 2019, we believe the individual line coverages are not indicative of the underlying trends, primarily in the auto property damage and collision coverages due in part to the timing of salvage and subrogation collections in 2020. Therefore, we continue to believe comparisons to 2019 are more insightful.
Following are the changes we experienced in severity in our auto coverages on a 2021 year-over-2019 year annualized basis:
•Bodily injury increased about 11% for the third quarter and the first nine months of 2021, due in part to a shift in the mix to more severe accidents compared to 2019.
•Personal injury protection (PIP) increased about 10% during the third quarter 2021 and 8% during the first nine months of 2021, due in part to reopened claims, primarily in Florida.
•Auto property damage increased about 8% and 7% for the third quarter 2021 and the first nine months of 2021, respectively, and collision increased 14% and 9%, in part due to shifts in the type of loss experienced, more total losses, and increased used car prices.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our personal auto incurred frequency, on a calendar-year annualized basis, decreased about 5% and 7% for the third quarter and for the first nine months of 2021, compared to the same periods in 2019. Following are the frequency changes we experienced by coverage, and primarily resulted from changes in driving patterns from those historically experienced:
•Auto property damage, bodily injury, and PIP decreased about 9%, 11%, and 7%, respectively, for the third quarter of 2021 and 10% to 11% for the first nine months of 2021, compared to 2019.
•Collision decreased about 1% for the quarter and 3% for the first nine months of 2021.

For reference, on a year-over-year basis for the third quarter and the first nine months of 2021, frequency increased 10% and 16%, respectively, for all coverages, excluding comprehensive coverage.
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
The changes we are disclosing in the paragraph below for our commercial auto products’ severity and frequency use a trailing 12-month period and exclude our TNC business and Protective Insurance. Using a trailing 12-month period addresses inherent seasonality trends in the commercial auto products and lessens the effects of month-to-month variability, including the impact of COVID-19 restrictions. Since the loss patterns in the TNC business are not indicative of our other commercial auto products, disclosing severity and frequency trends excluding that business is more indicative of our overall experience for the majority of our commercial auto products.
For the trailing 12-month period ended September 30, 2021, compared to the same period in 2020, incurred severity in our commercial auto products increased 10% and frequency increased 5%. The increase in severity is in part due to increased medical costs and actuarially determined reserves due to accelerating paid loss trends and shifts in the mix of business to for-hire transportation, which has higher average severity than the business auto and contractor business market targets. These loss frequency and severity trends appear to be aligning more closely with what we forecasted in our rate level indications. When comparing the trailing 12-month period for 2021 to the trailing 12-month period for 2019, on an annualized basis, our commercial auto products experienced an increase in severity of 12% and a decrease in frequency of 5%.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2021		2020		2021		2020
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$(45.5)		$10.0		$(89.7)		$(2.2)
Current accident year	20.5		20.0		38.9		50.2
Calendar year actuarial adjustment	$(25.0)		$30.0		$(50.8)		$48.0
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustment	$(45.5)		$10.0		$(89.7)		$(2.2)
All other development	85.7		(10.0)		(67.1)		(113.9)
Total development	$40.2		$0		$(156.8)		$(116.1)
(Increase) decrease to calendar year combined ratio	0.4	pts.	0	pts.	(0.5)	pts.	(0.4)	pts.
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
Underwriting Expenses
The companywide underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses and policyholder credits, net of fees and other revenues, expressed as a percentage of net premiums earned) decreased 1.5 points for the third quarter and 4.9 points for the first nine months of 2021, compared to the same periods in 2020, primarily reflecting 0.3 points and 3.7 points in 2020, respectively, of policyholder credits issued to personal auto customers, and 0.1 points of policyholder credits issued to commercial auto customers in both periods of 2020. In addition, the decrease in the underwriting expense ratio included a 1.5 point reduction in advertising expenses on a quarter-over-prior-year-quarter basis, reflecting a 14% decrease in advertising spend as part of our actions taken to address profitability.
Progressive’s other underwriting expenses, net of fees and other revenues and excluding policyholder credits, increased 3% and 1% for the three and nine months ended September 30, 2021, compared to the same periods last year. The increase in underwriting expense for the third quarter 2021 is primarily due to the prior year reduction in the allowance for premium receivables, resulting from higher than anticipated collections, partially offset by a decrease in advertising spend in the third quarter 2021 on a year-over-year basis. On a year-to-date basis, advertising spend increased 8% year over year.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2021	2020	% Growth	2021	2020	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$4,472.2	$4,251.7	5%	$13,257.0	$12,382.9	7%
Direct	4,994.9	4,633.0	8	14,571.7	13,257.2	10
Total Personal Lines	9,467.1	8,884.7	7	27,828.7	25,640.1	9
Commercial Lines	2,374.1	1,609.9	47	6,154.5	3,949.1	56
Property	604.0	520.5	16	1,668.5	1,437.2	16
Other indemnity	1.3	0	NM	4.2	0	NM
Total underwriting operations	$12,446.5	$11,015.1	13%	$35,655.9	$31,026.4	15%
NET PREMIUMS EARNED
Personal Lines
Agency	$4,267.9	$4,001.6	7%	$12,586.4	$11,749.3	7%
Direct	4,690.2	4,309.8	9	13,755.8	12,470.1	10
Total Personal Lines	8,958.1	8,311.4	8	26,342.2	24,219.4	9
Commercial Lines	1,877.4	1,214.8	55	4,917.0	3,532.8	39
Property	526.5	447.3	18	1,501.3	1,300.6	15
Other indemnity[1]	2.8	0	NM	6.8	0	NM
Total underwriting operations	$11,364.8	$9,973.5	14%	$32,767.3	$29,052.8	13%
NM = Not meaningful
[1] Represents Protective Insurance’s run-off business.				September 30,
(thousands)				2021	2020	% Growth
POLICIES IN FORCE
Agency auto				7,973.6	7,527.1	6%
Direct auto				9,613.1	8,774.3	10
Total auto				17,586.7	16,301.4	8
Special lines[1]				5,282.4	4,905.8	8
Personal Lines — total				22,869.1	21,207.2	8
Commercial Lines				952.7	803.9	19
Property				2,735.0	2,421.0	13
Companywide total				26,556.8	24,432.1	9%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.
Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth. As shown in the tables below, we measure retention by policy life expectancy. We review our customer retention for our personal auto products using both a trailing 3-month and a trailing 12-month period. We believe changes in policy life expectancy using a trailing 12-month period measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. Although using a trailing 3-month measure does not address seasonality and can reflect more volatility, this measure is more responsive to current experience and generally can be an indicator of how our retention rates are moving.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments.

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2021	2020	2021	2020
Applications
New	(15)%	11%	2%	5%
Renewal	11	12	11	11
Written premium per policy - Auto	1	(2)	(1)	0
Policy life expectancy - Auto
Trailing 3-months	10	7
Trailing 12-months	4	9

In our Personal Lines business, we experienced negative new application growth in the third quarter 2021 in response to us raising rates and tightening underwriting criteria during the second and third quarters 2021. The decrease in new applications during the third quarter 2021 resulted from decreases in both our personal auto and special lines products.
During the three and nine months ended September 30, 2021, our personal auto new application growth decreased 16% and increased 1%, respectively, compared to the same periods last year. The decrease in new applications reflect both actions taken during 2021 as well as the impact of third quarter 2020 activity that increased new applications last year.
During the third quarter 2021, rate increases became effective in 20 states, which had an average increase of about 6%. In the aggregate, rate changes for personal auto for the quarter were about 3% and about 5% for the year. These rate changes, coupled with reduced advertising spend and tightening underwriting criteria in consumer segments where losses indicate rate inadequacy, are the actions that we are taking to address rising auto accident frequency and severity as people are driving more. We will continue to manage growth and profitability in accordance with our long-standing goal of growing as fast as we can as long as we can provide good customer service at or below a companywide 96 combined ratio on a calendar-year basis.
In addition to the actions taken in 2021, during the third quarter 2020, new applications were elevated due in part to increased shopping during the period along with the impact from personal injury protection reform in Michigan and government stimulus checks. Early in the pandemic, the COVID-19 restrictions greatly reduced consumer shopping, which resumed to a great extent during the third quarter 2020.
During the third quarter 2021, we continued to see strong renewal personal auto application growth, we believe aided in part by our competitive product offerings and position in the marketplace. On a year-to-date basis, rate decreases taken throughout 2020 also helped spur the increase in renewal applications.
Our special lines products saw new applications decrease 8% and increase 5% during the quarter and year-to-date period, respectively. Year-over-year new application growth in the third quarter 2021 was less than the first nine months due to the significant application growth we experienced last year. During the third quarter 2020, we recorded a 21% increase in new applications due to high demand in our special lines products reflecting the overall growth in the RV, boat, and motorcycle industries as consumers focused on activities that promoted social distancing.
At the end of the third quarter 2021, we saw our Robinsons continue to enjoy year-over-year growth in personal auto policies in force that outpaced our other consumer segments (Sams, Dianes, and Wrights). New auto applications decreased year over year across all four consumer segments for the quarter. Quote volume decreased on a year-over-year basis for the third quarter in all consumer segments, except Robinsons. During the third quarter 2021, compared to the same period last year, all consumer segments saw a decreased rate of conversion.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel. The channel discussions below are focused on personal auto insurance since this product accounted for 93% of the Personal Lines segment net premiums written during the third quarter and the first nine months of 2021.

The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2021	2020	2021	2020
Applications - Auto
New	(20)%	4%	(3)%	(4)%
Renewal	8	12	9	10
Written premium per policy - Auto	2	(1)	0	0
Policy life expectancy - Auto
Trailing 3-months	10	6
Trailing 12-months	4	10
The Agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the third quarter and first nine months of 2021, the Agency auto business experienced a decrease in new applications, primarily due to the rate and underwriting changes previously discussed. During the quarter, new auto applications were down in 44 states, including all of our top 10 largest Agency states. Each of our consumer segments experienced a reduction in new applications and, due to growth in policy renewals, growth in policies in force.
During the third quarter 2021, we experienced a decrease in Agency auto quote volume of 5% and a decrease of 17% in the rate of conversion (i.e., converting a quote to a sale). During the first nine months of 2021, Agency auto quote volume increased 2%, while rate of conversion decreased 5%, compared to the same period last year. For the third quarter, each consumer segment other than the Robinsons saw decreases in quote volume, and for the year, each consumer segment other than the Wrights saw increases, compared to last year. The rate of conversion was down significantly in the third quarter 2021, compared to the same period last year, reflecting rate increases and the impact from tightening underwriting criteria this year, along with elevated conversion rates last year due in part to coverage reform in Michigan.
We experienced an increase in the percentage of Agency auto policies written for 12-month terms, primarily bundled policies, which have about twice the amount of net premiums written compared to 6-month policies. At the end of the third quarter 2021, 13% of our Agency auto policies in force were 12-month policies, compared to about 11% a year earlier. Written premium per policy on new and renewal Agency auto business was up 2%, compared to the third quarter last year.
The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2021	2020	2021	2020
Applications - Auto
New	(14)%	13%	4%	8%
Renewal	13	15	14	14
Written premium per policy - Auto	0	(2)	(2)	(1)
Policy life expectancy - Auto
Trailing 3-months	11	8
Trailing 12-months	4	7

The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. The Direct business experienced a decrease in new application growth during the third quarter 2021, which primarily reflects a decrease in advertising spend during the quarter and the rate and underwriting changes discussed elsewhere. During the quarter, new auto applications were down in 32 states, including all of our top 10 largest Direct states. During the third quarter, similar to Agency auto, although new applications decreased our Direct auto policies in force grew across all consumer segments, compared to last year.

During the third quarter 2021, we experienced a decrease in Direct auto quote volume of 12%, while our rate of conversion decreased 2%. During the first nine months of 2021,we experienced a decrease in Direct auto quote volume of 3%, while our rate of conversion increased 7%, compared to the same period last year. The decreases we experienced in our quote volume primarily reflect both the decrease in advertising spending during the third quarter 2021, and higher than expected quote volume last year, reflecting increased shopping in the third quarter 2020 that was delayed from the second quarter due to the COVID-19 restrictions. All consumer segments saw a decrease in quotes during the quarter, with the Sams showing the largest decrease of 16%, and on a year-over-year basis, all consumer segments saw a decrease in quotes.
During the third quarter 2021, written premium per policy for new Direct auto business decreased 4% and renewal business was flat. The decrease in the third quarter year over year is primarily driven by a shift in the mix of business. The rate increases did not have a significant effect on written premium per policy for the quarter since they were predominately effective later in the period.
E. Commercial Lines
The following table shows our year-over-year changes for our Commercial Lines business, excluding our TNC, BOP, and Protective Insurance products:

	Growth Over Prior Year
	Quarter		Year-to-date
	2021	2020	2021	2020
Applications - Auto
New	18%	18%	32%	4%
Renewal	15	9	12	8
Written premium per policy	20	4	17	2
Policy life expectancy - Trailing 12-months	13	4

Our Commercial Lines business operates in five traditional business markets, which include business auto, for-hire transportation, contractor, for-hire specialty, and tow markets, primarily written through the agency channel. We also write TNC business and BOP insurance. With the acquisition of Protective Insurance and its subsidiaries during the second quarter, we expanded our offerings to larger fleet, workers’ compensation coverage for the transportation industry, and affinity programs.
Similar to our experience in our personal auto businesses, our Commercial Lines business results for the first half of 2020 were negatively impacted by COVID-19 restrictions, which influenced the demands and general consumer habits for goods and services provided by our Commercial Lines customers and required that certain businesses undergo temporary closure. During the third quarter 2020, Commercial Lines experienced significant new application growth, primarily driven by growth in our for-hire transportation business market target, due to greater demand for shipping services in light of the pandemic.
During the third quarter 2021, Commercial Lines continued to experience very strong new application growth that began in the third quarter 2020, reflecting continued improvement in the economy and our competitiveness in the marketplace. The new application growth during the third quarter was primarily driven by continued growth in our for-hire transportation business market target.
During the third quarter 2021, demand in the for-hire transportation market drove new customer shopping, which resulted in a 15% increase in quote volume and a 3% increase in the rate of conversion, compared to the same period last year. During the quarter, miles traveled in our TNC business increased significantly, compared to the third quarter last year when COVID-19 restrictions were in place. Our TNC net premiums written are impacted by miles driven and our third quarter 2021 net premiums written reflected the increase in rideshare miles that started to increase during the second half of 2020.
During the third quarter 2021, written premium per policy for new commercial auto business increased 21% and renewal business increased 19%, compared to the same period last year. The increases were due to more vehicles per policy, a shift in the mix of business toward higher premium coverages, and rate increases.

F. Property
The following table shows our year-over-year changes for our Property business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2021	2020	2021	2020
Applications
New	16%	17%	24%	10%
Renewal	11	14	10	15
Written premium per policy	1	(1)	1	0
Policy life expectancy - Trailing 12-months	(8)	(1)
Our Property business writes residential property insurance for homeowners, other property owners, and renters, in the agency and direct channels. During the third quarter 2021, our Property business experienced a solid increase in new applications, primarily driven by growth in our direct channel and a continued rebound in the housing market for new home sales. Our Property segment was not significantly impacted by COVID-19 restrictions during 2020.
Despite rate increases taken during the last 12 months in our home product, we did not experience the same rate of change in written premium per policy on a year-over-year basis due to a shift in the mix of business to a larger share of renters policies, which have lower written premiums per policy. Our policy life expectancy decreased from the same period last year, primarily due to targeted underwriting changes being made in states where losses indicate rate inadequacy.
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future period. At September 30, 2021 and 2020, and December 31, 2020, we reported net federal deferred tax liabilities. At September 30, 2021 and 2020, and December 31, 2020, we had net current income taxes payable of $36.2 million, $197.1 million, and $163.5 million, respectively, which were reported as part of other liabilities.
Our effective tax rate for the three and nine months ended September 30, 2021, was 14.7% and 20.5%, respectively, compared to 20.4% and 20.7% for the same periods last year. The lower effective tax rate for the current quarter was primarily due to our underwriting loss during the quarter, compared to an underwriting profit in the other periods presented.

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
The following table summarizes investment results for the periods ended September 30:

	Three Months		Nine Months
	2021	2020	2021	2020
Pretax recurring investment book yield (annualized)	1.8%	2.3%	1.9%	2.5%
Weighted average FTE book yield (annualized)	1.8	2.3	1.9	2.5
FTE total return:
Fixed-income securities	0.2	1.1	0.3	5.8
Common stocks	0.2	9.6	21.0	5.8
Total portfolio	0.2	1.7	2.1	5.7
The decrease in the book yield compared to last year reflects that during the past twelve months we invested new cash from operations and portfolio turnover in lower interest rate securities. The decrease in our fixed-income total return reflects the increase in interest rates during 2021. During the first half of 2021, we held a common stock outside our indexed fund that had significant return volatility, which contributed to the significant return for the nine months ended September 30, 2021. The prior year returns in our common stock portfolio reflect the initial market decline due to COVID concerns in early 2020 and the subsequent market rebound.
A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended September 30, follows:

	Three Months		Nine Months
	2021	2020	2021	2020
Fixed-income securities:
U.S. Treasury Notes	0.1%	0.3%	(0.6)%	7.4%
Municipal bonds	(0.2)	1.6	0.2	8.3
Corporate bonds	0.3	1.3	0	6.9
Residential mortgage-backed securities	0.3	0.8	1.1	2.3
Commercial mortgage-backed securities	0.1	1.6	1.1	2.7
Other asset-backed securities	0.3	0.6	0.9	2.5
Preferred stocks	1.0	4.9	7.2	0.6
Short-term investments	0	0.1	0.1	1.0

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
September 30, 2021
U.S. government obligations	$21,142.1	40.3%	3.2	AAA
State and local government obligations	2,165.9	4.1	3.7	AA+
Corporate debt securities	10,874.0	20.8	3.1	BBB
Residential mortgage-backed securities	627.9	1.2	1.2	A+
Commercial mortgage-backed securities	5,789.0	11.1	3.5	A+
Other asset-backed securities	4,262.2	8.2	1.3	AA
Preferred stocks	1,757.4	3.4	3.5	BBB-
Short-term investments	1,088.7	2.1	0.2	AA+
Total fixed-income securities	47,707.2	91.2	3.0	AA-
Common equities	4,580.2	8.8	na	na
Total portfolio[2]	$52,287.4	100.0%	3.0	AA-
September 30, 2020
U.S. government obligations	$10,203.8	22.3%	3.5	AAA
State and local government obligations	4,529.8	9.9	4.6	AA
Corporate debt securities	10,612.0	23.2	3.9	BBB
Residential mortgage-backed securities	531.0	1.2	0.9	AA
Commercial mortgage-backed securities	6,053.6	13.2	2.9	AA
Other asset-backed securities	4,200.3	9.2	1.0	AA+
Preferred stocks	1,481.2	3.2	3.4	BBB-
Short-term investments	4,667.8	10.2	0.1	AA+
Total fixed-income securities	42,279.5	92.4	3.0	AA-
Common equities[3]	3,484.8	7.6	na	na
Total portfolio[2]	$45,764.3	100.0%	3.0	AA-
December 31, 2020
U.S. government obligations	$12,740.0	26.8%	3.3	AAA
State and local government obligations	3,221.8	6.8	4.4	AA
Corporate debt securities	10,185.2	21.4	3.8	BBB
Residential mortgage-backed securities	509.5	1.1	1.0	AA
Commercial mortgage-backed securities	6,175.1	13.0	3.2	AA-
Other asset-backed securities	3,784.6	7.9	1.0	AA+
Preferred stocks	1,617.6	3.4	3.6	BBB-
Short-term investments	5,218.5	11.0	<0.1	AA
Total fixed-income securities	43,452.3	91.4	2.9	AA-
Common equities	4,078.0	8.6	na	na
Total portfolio[2]	$47,530.3	100.0%	2.9	AA-
na = not applicable
1 Represents ratings at period end. Credit quality ratings are assigned by nationally recognized statistical rating organizations. To calculate the weighted average credit quality ratings, we weight individual securities based on fair value and assign a numeric score of 0-5, with non-investment-grade and non-rated securities assigned a score of 0-1. To the extent the weighted average of the ratings falls between AAA and AA+, we assign an internal rating of AAA-.
2 Our portfolio reflects the effect of net unsettled security transactions; at September 30, 2021, we had $399.7 million in other liabilities, compared to $469.2 million and $95.5 million at September 30, 2020 and December 31, 2020, respectively.
The total fair value of the portfolio at September 30, 2021 and 2020, and December 31, 2020, included $2.9 billion, $2.8 billion, and $6.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions. During the first nine months of 2021, we used a portion of these investments to pay our common share dividends, repurchase common shares, and pay off debt.

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
The following table shows the composition of our Group I and Group II securities:

	September 30, 2021		September 30, 2020		December 31, 2020
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$2,149.4	4.1%	$617.8	1.4%	$1,006.4	2.1%
Redeemable preferred stocks[1]	92.3	0.2	91.5	0.2	97.3	0.2
Nonredeemable preferred stocks	1,572.8	3.0	1,298.2	2.8	1,422.9	3.0
Common equities	4,580.2	8.8	3,484.8	7.6	4,078.0	8.6
Total Group I securities	8,394.7	16.1	5,492.3	12.0	6,604.6	13.9
Group II securities:
Other fixed maturities	42,804.0	81.8	35,604.2	77.8	35,707.2	75.1
Short-term investments	1,088.7	2.1	4,667.8	10.2	5,218.5	11.0
Total Group II securities	43,892.7	83.9	40,272.0	88.0	40,925.7	86.1
Total portfolio	$52,287.4	100.0%	$45,764.3	100.0%	$47,530.3	100.0%
1 We did not hold any non-investment-grade redeemable preferred stocks at September 30, 2021 and 2020, or December 31, 2020.
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
Unrealized Gains and Losses
As of September 30, 2021, our fixed-maturity portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $474.5 million, compared to $1,226.1 million and $1,206.6 million at September 30, 2020 and December 31, 2020, respectively. The decrease in unrealized gains from both periods in 2020 was primarily due to increasing interest rates, which resulted in valuation declines in all fixed-maturity sectors, most prominently in the U.S. government and corporate debt securities portfolios.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Holding Period Gains and Losses
The following table provides the gross and net holding period gain (loss) balance and activity during the nine months ended September 30, 2021:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2020
Hybrid fixed-maturity securities	$15.2	$0	$15.2
Equity securities	2,961.5	(6.6)	2,954.9
Total holding period securities	2,976.7	(6.6)	2,970.1
Current year change in holding period securities
Hybrid fixed-maturity securities	2.1	(2.1)	0
Equity securities	490.9	(11.1)	479.8
Total changes in holding period securities	493.0	(13.2)	479.8
Balance at September 30, 2021
Hybrid fixed-maturity securities	17.3	(2.1)	15.2
Equity securities	3,452.4	(17.7)	3,434.7
Total holding period securities	$3,469.7	$(19.8)	$3,449.9
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
•Interest rate risk - our duration of 3.0 years at September 30, 2021, fell within our acceptable range of 1.5 to 5 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	September 30, 2021	September 30, 2020	December 31, 2020
1 year	25.2%	26.5%	19.5%
2 years	19.5	15.1	18.7
3 years	22.5	21.4	24.9
5 years	15.9	18.4	18.5
7 years	11.8	10.8	10.9
10 years	5.1	7.8	7.5
Total fixed-income portfolio	100.0%	100.0%	100.0%

•Credit risk - our credit quality rating of AA- was above our minimum threshold during the third quarter 2021. The credit quality distribution of the fixed-income portfolio was:

Rating	September 30, 2021	September 30, 2020	December 31, 2020
AAA	58.3%	53.3%	53.3%
AA	7.2	10.4	9.8
A	8.4	11.8	11.1
BBB	20.6	22.4	22.9
Non-investment grade/non-rated[1]
BB	4.1	1.6	2.4
B	1.0	0.3	0.2
CCC and lower	0.1	0	0.1
Non-rated	0.3	0.2	0.2
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 5.3% of the total fixed-income portfolio at September 30, 2021, compared to 2.1% at September 30, 2020 and 2.9% at December 31, 2020.

•Concentration risk - we did not have any investments in a single issuer, either overall or in the context of individual assets classes and sectors, that exceeded our thresholds during the third quarter 2021.
•Prepayment and extension risk - we did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the third quarter 2021.
•Liquidity risk - our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements.
◦The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $4.9 billion, or 19.3%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2021 and all of 2022. Cash from interest and dividend payments provides an additional source of recurring liquidity.
◦The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at September 30, 2021:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$2,255.5	0.7
One to two years	5,689.6	1.6
Two to three years	5,026.1	2.5
Three to five years	4,423.7	4.2
Five to seven years	2,711.4	6.4
Seven to ten years	1,035.8	8.8
Total U.S. Treasury Notes	$21,142.1	3.2

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)[1]
September 30, 2021
Residential mortgage-backed securities	$627.9	$2.5	5.9%	1.2	A+
Commercial mortgage-backed securities	5,789.0	49.6	54.2	3.5	A+
Other asset-backed securities	4,262.2	26.6	39.9	1.3	AA
Total asset-backed securities	$10,679.1	$78.7	100.0%	2.5	AA-
September 30, 2020
Residential mortgage-backed securities	$531.0	$5.6	4.9%	0.9	AA
Commercial mortgage-backed securities	6,053.6	89.2	56.1	2.9	AA
Other asset-backed securities	4,200.3	44.5	39.0	1.0	AA+
Total asset-backed securities	$10,784.9	$139.3	100.0%	2.1	AA
December 31, 2020
Residential mortgage-backed securities	$509.5	$6.2	4.9%	1.0	AA
Commercial mortgage-backed securities	6,175.1	132.5	59.0	3.2	AA-
Other asset-backed securities	3,784.6	39.6	36.1	1.0	AA+
Total asset-backed securities	$10,469.2	$178.3	100.0%	2.3	AA
1 The credit quality ratings in the table above are assigned by NRSROs.
Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at September 30, 2021, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at September 30, 2021)
($ in millions) Rating[1]	Non-Agency	Agency	Government/GSE[2]	Total	% of Total
AAA	$225.3	$86.8	$3.3	$315.4	50.2%
AA	59.8	0	0.6	60.4	9.6
A	32.9	0	0	32.9	5.2
BBB	71.5	0	0	71.5	11.4
Non-investment grade/non-rated:
BB	101.5	0	0	101.5	16.2
B	26.1	0	0	26.1	4.2
CCC and lower	6.6	0	0	6.6	1.1
Non-rated	13.5	0	0	13.5	2.1
Total fair value	$537.2	$86.8	$3.9	$627.9	100.0%
Increase (decrease) in value	0.7%	(0.3)%	4.6%	0.6%
1 The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our RMBS, $56.0 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $91.7 million, or 14.6% of our total RMBS, are not rated by the NAIC and are classified as Group I.
2 The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).
In the residential mortgage-backed sector, our portfolio consists of deals that are backed by high-credit quality borrowers or have strong structural protections through underlying loan collateralization. During the first nine months of 2021, we selectively added to this sector.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at September 30, 2021, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at September 30, 2021)
($ in millions) Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$306.7	$1,530.7	$1,837.4	31.7%
AA	3.2	1,355.9	1,359.1	23.5
A	0	1,096.5	1,096.5	19.0
BBB	0	1,073.3	1,073.3	18.5
Non-investment grade/non-rated:
BB	0	422.4	422.4	7.3
B	0.3	0	0.3	0
Total fair value	$310.2	$5,478.8	$5,789.0	100.0%
Increase (decrease) in value	4.1%	0.7%	0.9%
1 The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBS, $43.2 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $379.5 million, or 6.6% of our total CMBS, are not rated by the NAIC and are classified as Group I.
During the third quarter 2021, we were active in purchasing single-asset/single-borrower securities in both new issue and secondary markets, in addition to focusing on adding to some of our existing positions in the high-credit quality office and life sciences sectors. The market tone remained positive during the third quarter with credit spreads seeing a small tightening.
During the third quarter 2021, we sold some of our AAA-rated securities, in both the fixed-rate and floating-rate sectors, and continued scaling back on positions that met or exceeded our performance objectives or were no longer core to our strategy.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at September 30, 2021, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at September 30, 2021)
($ in millions) Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$767.7	$900.9	$89.4	$0	$579.8	$202.9	$2,540.7	59.6%
AA	255.1	365.2	14.1	0	105.5	16.5	756.4	17.8
A	35.9	1.0	9.1	0	122.4	111.6	280.0	6.6
BBB	7.2	30.6	0	606.7	0	22.1	666.6	15.6
Non-investment grade/non-rated:
BB	0	3.0	0	0	0	15.5	18.5	0.4
Total fair value	$1,065.9	$1,300.7	$112.6	$606.7	$807.7	$368.6	$4,262.2	100.0%
Increase (decrease) in value	0.3%	0%	1.6%	2.2%	0.8%	0.7%	0.6%
During the third quarter 2021, we selectively added to our automobile, equipment, whole business securitization, and other OABS sectors mostly through new issuances as we viewed spreads, and potential returns, across this sector to be less attractive compared to previous quarters. Our allocation to collateralized loan obligation securities increased during the quarter, as we perceived the sector provided better return potential than the other OABS sectors, primarily focusing on higher credit tranched securities in the capital structure.

MUNICIPAL SECURITIES
The following table details the credit quality rating of our municipal securities at September 30, 2021, without the benefit of credit or bond insurance:

Municipal Securities (at September 30, 2021)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$635.2	$243.9	$879.1
AA	491.2	697.8	1,189.0
A	0	96.6	96.6
BBB	0	1.0	1.0
Non-rated	0	0.2	0.2
Total	$1,126.4	$1,039.5	$2,165.9
Included in revenue bonds were $478.3 million of single-family housing revenue bonds issued by state housing finance agencies, of which $342.2 million were supported by individual mortgages held by the state housing finance agencies and $136.1 million were supported by mortgage-backed securities.
Of the programs supported by mortgage-backed securities, approximately 75% were collateralized by Ginnie Mae mortgages, which are fully guaranteed by the U.S. government; the remaining 25% were collateralized by Fannie Mae and Freddie Mac mortgages. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by the Federal Housing Administration, the U.S. Department of Veterans Affairs, or private mortgage insurance providers.
As spreads tightened during the quarter, we continued to reduce our allocation to the municipal sector. Our sales were primarily in revenue bonds that were purchased in 2020 when spreads were wider and offered attractive performance opportunities. As mutual funds continued receiving strong inflows from investors, the municipal sector has performed well. At current valuations, however, municipal bonds are less attractive to us on a relative value basis.
CORPORATE DEBT SECURITIES
The following table details the credit quality rating of our corporate debt securities at September 30, 2021:

Corporate Securities (at September 30, 2021)
(millions) Rating	Consumer	Industrial	Communication	Financial Services	Agency	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$38.3	$3.1	$1.7	$0	$0	$43.1
AA	97.5	1.8	0.5	125.7	3.9	18.4	0	16.1	263.9
A	402.8	262.5	243.5	1,168.8	0	174.1	131.7	109.2	2,492.6
BBB	2,198.6	1,457.0	197.6	1,129.0	0	676.6	36.9	719.3	6,415.0
Non-investment grade/non-rated:
BB	519.2	152.4	123.0	167.0	0	86.9	36.7	53.8	1,139.0
B	342.6	82.0	2.3	36.1	0	4.2	0	0	467.2
CCC and lower	51.2	0	2.0	0	0	0	0	0	53.2
Total fair value	$3,611.9	$1,955.7	$568.9	$2,664.9	$7.0	$961.9	$205.3	$898.4	$10,874.0
During the third quarter of 2021, the valuation of our corporate debt portfolio saw a modest increase as credit spreads narrowed slightly. Activity during the quarter was primarily a combination of selling some of our investment-grade longer-maturity holdings we believed had exceeded our performance objective and continuing to selectively increase our allocation to high-yield securities that we believed would benefit from the continuation of the economic recovery.
We also shortened the maturity profile of the corporate portfolio to 3.1 years at September 30, 2021, compared to 3.3 years at June 30, 2021. Overall, our corporate securities, as a percentage of the fixed-income portfolio, has remained consistent since the end of the second quarter 2021. At September 30, 2021 and June 30, 2021, the portfolio was approximately 23% of our fixed-income portfolio.

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
The table below shows the exposure break-down by sector and rating at September 30, 2021:

Preferred Stocks (at September 30, 2021)
	Financial Services
(millions) Rating	U.S. Banks	Foreign Banks	Insurance	Other	Industrials	Utilities	Total
BBB	$1,006.6	$55.4	$129.8	$46.8	$133.2	$0	$1,371.8
Non-investment grade/non-rated:
BB	183.1	24.1	0	0	25.5	42.1	274.8
Non-rated	0	0	35.0	41.4	34.4	0	110.8
Total fair value	$1,189.7	$79.5	$164.8	$88.2	$193.1	$42.1	$1,757.4
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
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of September 30, 2021, all of our preferred securities continued to pay their dividends in full and on time. Approximately 84% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
During third quarter 2021, our preferred stock portfolio produced a positive return as their high level of income offset slight price declines due to higher interest rates.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	September 30, 2021		September 30, 2020		December 31, 2020
Common stocks	$4,567.6	99.7%	$3,482.1	99.9%	$4,074.9	99.9%
Other risk investments	12.6	0.3	2.7	0.1	3.1	0.1
Total common equities	$4,580.2	100.0%	$3,484.8	100.0%	$4,078.0	100.0%
The majority of our common stock portfolio is an indexed portfolio, which consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 832 out of 1,026, or 81%, of the common stocks comprising the index at September 30, 2021, which made up 96% of the total market capitalization of the index. At September 30, 2021 and December 31, 2020, the year-to-date total return, based on GAAP income, was within our targeted tracking error, which is +/- 50 basis points, while at September 30, 2020, the year-to-date total return, based on GAAP income, was outside the targeted tracking error.
The other risk investments consist of limited partnership interests. During the third quarter 2021, we funded $0.7 million on a partnership investment and have an open funding commitment of $5.4 million at September 30, 2021 on this investment. In addition, partnership investments with a value of $7.7 million at September 30, 2021 were assumed as part of our acquisition of Protective Insurance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.0 years at September 30, 2021 and 2020, and 2.9 years at December 31, 2020. The weighted average beta of the equity portfolio was 1.04 at September 30, 2021, 1.02 at September 30, 2020, and 1.09 at December 31, 2020. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2021 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	384,423	$94.58	485,474	24,514,526
August	287	95.64	485,761	24,514,239
September	387,322	91.41	873,083	24,126,917
Total	772,032	$92.99
In May 2021, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the third quarter 2021, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under leveraged capital.
Item 5. Other Information.
President and CEO Susan Patricia Griffith’s quarterly letter to shareholders is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index beginning on page 63.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	November 2, 2021	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith