Form 10-K
period 2021-12-31
PROGRESSIVE CORP/OH/
filed 2022-02-28
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common shares held by non-affiliates of the registrant at June 30, 2021: $56,938,339,392
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2022: 584,848,536

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2022, and the Annual Report to Shareholders of The Progressive Corporation and subsidiaries for the year ended December 31, 2021, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

PART I

ITEM 1. BUSINESS
General Development of Business
The Progressive Corporation, an insurance holding company, has insurance and non-insurance subsidiaries and affiliates (reference in this Item to subsidiaries includes affiliates as well). Our insurance subsidiaries provide personal and commercial auto insurance, personal residential and commercial property insurance, workers’ compensation insurance primarily for the transportation industry, business-related general liability insurance, and other specialty property-casualty insurance and related services. Our non-insurance subsidiaries generally support our insurance and investment operations. We operate throughout the United States. Unless noted, references to "state" throughout this report include the District of Columbia.
Description of Business
Organization
Our executive group oversees the business and corporate groups that support all areas of our organization and consists of the following:

Chief Executive Officer
•Chief Financial Officer	•Personal Lines President
•Chief Investment Officer	•Property General Manager
•Chief Human Resources Officer	•Commercial Lines President
•Chief Information Officer	•Claims President
•Chief Legal Officer	•Customer Relationship
•Chief Marketing Officer	Management President
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
Personal Lines
Our Personal Lines segment writes insurance for personal autos and recreational vehicles, which we refer to as our special lines products. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market, or customer group. As of December 31, 2021, we wrote our Personal Lines products in all states, however, our special lines products are not written in the District of Columbia. The Personal Lines business accounted for 78% of our total net premiums written in 2021, 82% in 2020, and 83% in 2019.
The Personal Lines segment consists of personal auto and special lines products.
•Personal auto insurance represented approximately 94% of our total Personal Lines net premiums written in 2021, 2020, and 2019. We ranked third in market share in the U.S. private passenger auto market for 2020, based on premiums written, and we believe we continued to hold that position for 2021. There are approximately 280 competitors in this market. Progressive and the other leading 15 private passenger auto insurers, each of which writes over $2.5 billion of premiums annually, comprise about 83% of this market. All industry data, including ranking and market share, based on premiums written, has been obtained directly from data reported by either SNL Financial or A.M. Best Company, Inc. (A.M. Best), or was estimated using A.M. Best data as the primary source.
•Special lines products, which include insurance for motorcycles, ATVs, RVs, watercraft, snowmobiles, and similar items, represented the remaining Personal Lines net premiums written for the years mentioned above. Due to the seasonal nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we have been the market share leader for the motorcycle product since 1998 and that we are one of the largest providers of RV and boat insurance.

Our Personal Lines products are sold through both the Agency and Direct channels.
•The Agency business includes business written by our network of more than 40,000 independent insurance agencies located throughout the United States, including brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with our mandated procedures. The agents and brokers do not have authority to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business also writes insurance through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total net premiums written through the Agency channel represented 48% of our Personal Lines volume in both 2021 and 2020, and 49% in 2019.
•The Direct business includes business written directly by us on the Internet, through mobile devices, and over the phone. The total net premiums written by the Direct business represented 52% of our Personal Lines volume in both 2021 and 2020, and 51% in 2019.
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
We continue to provide customers in both the Agency and Direct channels the opportunity to improve their auto insurance rates based on their personal driving behavior through Snapshot®, our usage-based insurance (UBI) program. We offer Snapshot through both our hardware-based and mobile-app versions in nearly all states. This mobile app is intended to improve the user experience while also reducing our monitoring costs. In addition to the personal benefits for our customers, the data collected via the mobile app affords us a unique perspective on mobile device usage, vehicle operations, and accidents. Our updated auto product models, discussed above, often also include Snapshot enhancements to improve its competitiveness and broaden its applicability.
Our Personal Lines business is focused on efforts to form deeper and longer-term relationships with our customers through our Destination Era strategy. Through this strategy, we seek to leverage Progressive Home, our Property business, as well as insurance and non-insurance products offered by unaffiliated third parties, to provide our customers access to a range of products addressing their diverse needs and, if the customer chooses, to “bundle” certain of the products together. Bundled products are an integral part of our consumer offerings and an important part of our strategic agenda. Customers who prefer to bundle represent a sizable segment of the insurance market, and our experience is that they tend to stay with us longer and generally have lower claims costs. Our Destination Era strategy involves a number of initiatives, including:
•In our Agency channel, we offer customers the opportunity to bundle our auto and Progressive Home offerings. To further drive bundling in the Agency channel, we offer the Platinum program to those select agents who have the appropriate customers for our bundled offering. This program combines our auto and home insurance with compensation, coordinated policy periods, single event deductible, and other features that meet the needs and desires that our agents have expressed. As of December 31, 2021, we had just over 4,100 Platinum agents.
•We offer independent agents an agency quoting system that makes it easier for them to bundle multiple policies with us. Our “Portfolio” quoting system reduces data entry, displays all available products eligible for bundled quotes, simplifies the agents’ experience on third party comparative rater systems, and provides agents and their customers an overview of premium, bundle savings, and applied discounts to allow them to add or remove products with one click. Portfolio is available for all agents appointed to write new business where we offer Progressive Home products.
•In the Direct channel, we bundle Progressive auto with Progressive Home products in almost all states, as well as with homeowners and renters products provided by unaffiliated insurance carriers nationwide. We offer these bundles by providing a single destination to which consumers may come for both their auto and property insurance needs. In many cases, we may offer discounts to incentivize or reward this bundling.
•Where available, our special lines products and umbrella insurance can be combined with any of the auto, home, or renters coverages that we offer, in either the Direct or Agency channel.

•HomeQuote Explorer® (HQX) is our multi-carrier, direct-to-consumers online property offering. Through HQX, consumers are able to quickly and easily quote and compare homeowners insurance online from Progressive and other carriers. During 2021, we continued to expand the availability of the online buy button via HQX for Progressive Home shoppers, which was active in the majority of states at year-end 2021, with plans to continue to expand over time.
•As we increase our penetration of the more complex, multi-product customers who are critical to our Destination Era success, we are further expanding the roster of products provided by unaffiliated companies that we make available through online and telephonic referrals and for which we receive commissions, or other compensation, that are reported as service revenues. Our list of unaffiliated company products includes home security, home warranty, personal loans, and health, life, pet, and travel insurance.
Commercial Lines
The Commercial Lines segment writes auto-related liability and physical damage insurance, workers’ compensation insurance primarily for the transportation industry, and business-related general liability and property insurance, predominately for small businesses. In June 2021, we acquired Protective Insurance Corporation and subsidiaries (Protective Insurance) to expand our portfolio of offerings to larger fleet, workers’ compensation coverage for trucking and public transportation fleets, along with trucking industry independent contractors, and affinity programs. Protective Insurance represented 1% of companywide net premiums written and 6% of Commercial Lines net premiums written from the date of acquisition. See Note 17 – Acquisition to our financial statements included in our 2021 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K (the Annual Report) for further discussion. The Commercial Lines business accounted for 17% of our total net premiums written in 2021 and 13% in both 2020 and 2019.
The following discussion excludes transportation network company (TNC) business, unless otherwise noted.
We offer our auto products in all states. Our Commercial Lines auto customers insure approximately two vehicles per policy. During 2021, we wrote about 90% of our Commercial Lines business through the agency channel.
There are approximately 340 competitors in the total U.S. commercial auto market. We primarily compete with about 50 other large companies/groups, each with over $200 million of commercial auto premiums written annually. These leading commercial auto insurers comprise about 82% of this market. Our Commercial Lines business ranked number one in the commercial auto insurance market for 2020 based on premiums written, and we believe that we continued to hold that position for 2021.
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
Similar to Snapshot in the personal auto business, the Commercial Lines business offers its customers UBI options. Smart Haul® is the UBI program that uses driving data from a motor carrier’s existing electronic logging device. Smart Haul offers owner operators and small fleets the ability to receive discounts on their insurance by sharing their electronic logging device generated data with us. Snapshot ProView®, which was launched in 2020, is the UBI program for commercial auto customers without their own electronic logging device. Snapshot ProView allows customers to earn upfront discounts and provides value-added services, like fleet management and personalized tips to encourage safe driving. Both programs are available in almost all states.
In addition, we provide commercial auto coverage in the TNC business to Uber Technologies subsidiaries in 13 states and to Lyft’s rideshare operations in 7 states and in the District of Columbia. TNC represented about 6% of our Commercial Lines net premiums written for 2021 and 4% for 2020. Premiums written in our TNC business are determined in part by estimating the number of miles to be driven over the life of the policy term, on a policy-by-policy basis. These premium estimates are adjusted monthly based both on actual miles driven and an estimate of miles to be driven during the remaining policy term. During 2021, our TNC business experienced a strong increase in rideshare miles traveled compared to 2020, when COVID-19 restrictions were in place. See Item 1A, Risk Factors – II. Insurance Risks, – III. Operating Risks, and – VII. Other below for more information.
We also offer business-related general liability and property insurance through our business owners policy (BOP) insurance. These products are geared specifically to small businesses and are currently available to agents in a majority of states, excluding the District of Columbia, with plans to expand to additional states during 2022. We also continue to act as an agent for business customers to place BOP, general liability, professional liability, and workers’ compensation coverage through unaffiliated insurance carriers and are compensated through commissions, which are reported as service revenues. To further help our direct customers, we offer BusinessQuote Explorer® (BQX), a digital application that allows small business owners to obtain quotes for our BOP product and the products offered from a select group of unaffiliated carriers.
Property
Our Property segment writes residential property and renters insurance in virtually all states, primarily in the independent agency channel and through select agents under our Platinum program discussed above. We also act as a participant in the “Write Your Own” program for the National Flood Insurance Program under which we write flood insurance in virtually all states; 100% of this business is reinsured.
Our Property business accounted for 5% of our total net premiums written in both 2021 and 2020, and 4% in 2019. We tend to see more business written during the second and third quarters of the year based on the cyclical nature of property sales. Losses also tend to be higher during the warmer weather months when storms are more prevalent. As a property insurer, we have exposure to losses from catastrophes, including hurricanes, and other severe storms. See Item 1A, Risk Factors – II. Insurance Risks and – III. Operating Risks below for more information. To help mitigate these risks, we enter into reinsurance arrangements. See the “Reinsurance” section below for further discussion of our reinsurance programs.
As one of the 15 largest homeowners carriers in the United States, we specialize in residential property insurance for homeowners, other property owners, and renters, as well as insurance for manufactured homes, personal umbrella insurance, and primary and excess flood insurance. There are approximately 385 competitors in the homeowners insurance market nationwide and we compete with many of these companies. We primarily compete with about 20 other large companies/groups, each with over $800 million of premiums written annually, which comprise about 72% of the market.
As discussed above, our Property business is an important component of our Destination Era strategy.
Reinsurance
Our reinsurance activity includes both transactions which are regulated and those that are non-regulated (e.g., voluntary). The regulated programs include several mandatory state pools, such as the Michigan Catastrophic Claims Association, Florida Hurricane Catastrophe Fund, and North Carolina Reinsurance Facility, as well as other reinsurance facilities required by specific states for various lines of business. We are also a participant in the “Write Your Own” program for federally regulated plans for flood (National Flood Insurance Program) and act as servicing agent for state-mandated involuntary plans for commercial vehicles (CAIP plans). Our current CAIP service contract will expire in 2022 and we currently do not intend to renew it. All of these programs are governed by insurance regulations.
Our non-regulated arrangements reinsure activities in our Property business and our Commercial Lines business.
Property Programs
The reinsurance program in our Property business is designed to reduce overall risk while, to the extent of coverage purchased, protecting capital from the costs associated with catastrophic events. The Property program includes contracts that cover multi-year periods. We also maintain an excess of loss reinsurance treaty covering our personal umbrella business.
The occurrence excess of loss program supports the goal of maintaining adequate capital and is comprised of privately placed reinsurance, reinsurance placed through catastrophe bond transactions, and coverage obtained through the Florida Hurricane Catastrophe Fund. Under the occurrence excess of loss reinsurance, we are responsible for the first $200 million of losses and allocated loss adjustment expenses (ALAE) from each event. We may be responsible for additional losses if we experience more than two such events or if claims incurred exceed the maximum coverage limits of the reinsurance that is then in place. The coverage limits currently in place are:
•$2.14 billion for a first event in Florida;
•$1.70 billion for a first event outside of Florida; and
Coverage for a second event (and, potentially, for subsequent covered events) would depend on several factors, including the location and the extent of covered losses of the earlier events in the contract period. Portions of our program include reinstatement limits providing coverage for subsequent events. Some portions of our occurrence program have an obligatory reinstatement of coverage. During 2021, we ceded $200 million of losses and ALAE under the occurrence excess of loss reinsurance program, all related to Hurricane Ida.
In addition, during the 2021 hurricane season, we added coverage in our reinsurance program that provided $100 million of coverage for named storms (hurricanes and tropical storms that were identified by name according to Property Claims Service (PCS)). This reinsurance arrangement can, depending on the circumstances, provide additional coverage for a significant covered event, or provide coverage for aggregate PCS losses under our occurrence retention. During 2021, we ceded no losses under this “hurricane season” coverage. We have renewed this coverage for the 2022 hurricane season.
During 2021, our Property business also had an aggregate excess of loss program structure, which provided a maximum amount of $225 million of coverage for non-named storms, and in certain cases for named storms, in multiple layers with varying retention thresholds starting at $475 million in the aggregate.
Each layer in the aggregate excess of loss program was subject to a per occurrence $2 million deductible before each loss could be considered for aggregate retention, and each event was subject to a $98 million coverage limit. During 2021, no losses were ceded under this aggregate excess of loss agreement related to 2021 accident year storms.
In January 2022, the Property business entered into a new aggregate excess of loss program for the 2022 accident year, with the following two layers:
•The first layer has a retention threshold of $575 million and provides $75 million of coverage for PCS designated catastrophe event losses and ALAE, except those from named storms.
•The second layer has a retention threshold of $650 million and provides $100 million of coverage for PCS designated catastrophe event losses and ALAE, including coverage for named storms.
Similar to the 2021 aggregated excess of loss program, each layer is subject to a per occurrence $2 million deductible before each loss could be considered for aggregate retention, and each event is subject to a $98 million coverage cap. The first layer does not have to be exhausted before the second layer can be applied.
Commercial Lines Programs
The reinsurance program in our Commercial Lines business is designed to help manage certain exposures in our commercial auto, TNC, BOP, and workers’ compensation products. Our Commercial Lines business uses quota-share reinsurance agreements for TNC, and certain workers’ compensation and BOP coverages. Under each agreement, we cede a portion of premiums, losses, and, in most cases, loss adjustment expenses (LAE).
As part of the Commercial Lines program, we also have excess of loss reinsurance agreements for higher-limit commercial auto liability, and certain BOP and workers’ compensation coverages, which reinsures a portion of loss above a retention threshold. The retention threshold for the BOP and Progressive high-limits auto liability excess of loss agreements is $1 million, for each casualty occurrence or each property loss. For the Protective Insurance excess commercial auto business, we retain the first $2 million, per occurrence, and have coverage excess of $2 million up to $5 million. Under the current program, in certain scenarios, our retention could be reduced to $1 million, depending on the accumulation of losses in excess of $1 million. In addition, for the workers’ compensation product, we have catastrophe workers’ compensation coverage up to $100 million pursuant to a $20 million maximum any one life sublimit. In general, we retain approximately $1.5 million per occurrence on workers' compensation through the use of excess of loss and quota-share reinsurance.
For our TNC product, the amounts ceded vary by state. A portion of the quota-share reinsurance contract is written through reinsurers that are owned by the TNC companies. Reinsurance recoverables under this arrangement are required by our contracts to be collateralized (i.e., secured by assets held by an independent third party or a letter of credit issued by a commercial bank) at a target of over 100% of the recoverable balance. The remaining portion of reinsurance for the TNC product is written by a panel of third-party reinsurers.
Program Evaluation
We evaluate our reinsurance programs during our renewal discussions, if not more frequently, to ensure they continue to effectively respond to the company’s risk tolerance. For example, when we were looking to renew our occurrence excess of loss contract during the second quarter 2021, we learned the rates being charged by reinsurers for such contracts were increasing; however, we did not encounter a lack of availability for this coverage. In conjunction with our capital position and growing balance sheet, we determined that we were able to increase our retention threshold to $200 million, from the prior year $80 million retention. As a result of this decision, the premium costs to us for the renewed annual contract term were about $15 million less than we paid for the prior year. We will continue to balance the company’s ability to assume more risk with the availability and costs of various types of reinsurance contracts. See Item 1A, Risk Factors – II. Insurance Risks and – VI. Credit and Other Financial Risks below and Note 7 – Reinsurance in our Annual Report for more information.

Claims
Our employees handle nearly all of our Personal and Commercial Lines claims from either physical claims offices throughout the United States or through a virtual environment, and are supported by centralized functions at our corporate offices and a nationwide network of nearly 2,450 third-party repair shops. During 2021, we began using independent claims adjusters opportunistically in our vehicle businesses to help support our claim employees manage claims inventory, and to timely respond to our customers impacted by Hurricane Ida. We do not intend to use independent adjusters as an ongoing material part of our claims handling model.
For our Property business, we manage a majority of our claims through a network of independent claims field adjusters with internal claims representatives managing the overall claims process. As of December 31, 2021, we employed about 530 internal Property claim representatives and about 190 staff field adjusters; we plan to continue to increase our internal claims staff in 2022.
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
We rely heavily on technology to operate our business and on extensive data gathering and analysis to segment markets and price accurately according to risk. We have remained competitive by refining our risk measurement and price segmentation skills, closely managing expenses, and achieving operating efficiencies. High-quality customer service, fair and accurate claims adjusting, and strong brand recognition are also important factors in our competitive strategy. Competition in our insurance markets is also affected by the pace of technological developments. An insurer’s ability to adapt to change, innovate, develop, and implement new applications and other technologies can affect its competitive position. In addition, our competitive position could be adversely impacted if we sustain security breaches or other “cyber attacks” on our systems or are unable to maintain uninterrupted access to our systems, business functions, and the systems of certain third-party providers. See Item 1A, Risk Factors – II. Insurance Risks, – III. Operating Risks, – V. Liquidity Risk, and – VII. Other below for more information.
In addition, there has been a proliferation of patents related to new ways in which technologies can affect competitive positions in the insurance industry. Several of our competitors have many more patents than we do. Some of the patents we currently hold include a usage-based insurance patent (expiring in 2024 or after), two U.S. patents on the Name Your Price® functionality on our website (expiring in 2028 or after), three multi-product quoting patents (expiring in 2032 or after), three patents for our implementation of a mobile insurance platform and architecture (expiring in 2032 or after), a patent on our system of providing customized insurance quotes based on a user’s price and/or coverage preferences (expiring in 2033 or after), two patents for our loyalty call routing system (expiring in 2033 or after), a patent for a multivariate predictive system that processes usage-based data (expiring in 2035 or after), three patents for the implementation of chatbots in online quoting and servicing (expiring in 2038 or after), a patent for our Commercial Lines business classification system (expiring in 2039 or after), and two patents for our automated document classification system (expiring 2040 or after).
We have a substantial amount of “know-how” developed from years of experience with usage-based insurance, and from analyzing the data from nearly 43 billion driving miles derived from our usage-based devices and our mobile app. We believe this intellectual property provides us with a competitive advantage in the usage-based insurance market.
Insurance Licenses
Our insurance subsidiaries operate under licenses issued by various insurance regulatory authorities. These licenses may be of perpetual duration or renewable periodically, provided the holder continues to meet applicable regulatory requirements. Our licenses govern the kinds of insurance coverages that may be written by our insurance subsidiaries in the issuing jurisdiction. Such licenses are normally issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses that are material to our subsidiaries’ businesses are in good standing.

Insurance Regulation
Our insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of our insurance subsidiaries is licensed and subject to regulation in each of the 50 states, the District of Columbia, Bermuda, Canada, and Puerto Rico. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its jurisdiction of domicile. Our insurance subsidiaries are domiciled in the states of Delaware, Florida, Illinois, Indiana, Louisiana, Michigan, New Jersey, New York, Ohio, Texas, and Wisconsin. In addition, California and Florida treat certain of our subsidiaries as domestic insurers for certain purposes under their “commercial domicile” laws. We also have subsidiaries that write excess and surplus lines; these activities do not require a license but are regulated.
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
Insurance departments are authorized to conduct periodic and other examinations of regulated insurers’ financial condition and operations to monitor the financial stability of the insurers and to ensure adherence to statutory accounting principles and compliance with insurance laws and regulations. In addition, in some jurisdictions, the attorney general’s office may exercise certain supervisory authority over insurance companies and, from time to time, may investigate certain insurance company practices.
Insurance departments establish and monitor compliance with capital and surplus requirements. Although the ratio of written premiums to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write historically have been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1 for property and casualty insurance, which is the target for our vehicle businesses; our Property business maintains a lower premiums-to-surplus ratio. Thus, the amount of an insurer’s statutory surplus, in certain cases, may limit its ability to grow its business. At year-end 2021, we had net premiums written of $46.4 billion and statutory surplus of $16.4 billion. The combined premiums-to-surplus ratio for all of our insurance companies was 2.8 to 1. In addition, as of December 31, 2021, we had access to $4.2 billion of securities held in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth or for other purposes.
The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to identify and take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is determined by a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. At December 31, 2021, our RBC ratios were in excess of minimum requirements.
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
Under insolvency and guaranty laws, insurers can be assessed or required to contribute to applicable guaranty funds to cover policyholder losses resulting from the insolvency of other insurers. Insurers are also required by many jurisdictions, as a condition of doing business in the jurisdiction, to provide coverage to certain risks that cannot find coverage in the voluntary market. These “assigned risk” plans generally specify the types of insurance and the level of coverage that must be offered to such involuntary risks, as well as the allowable premium. Many jurisdictions also have involuntary market plans, which hire a limited number of servicing carriers to provide insurance to involuntary risks. These plans, through assessments, pass underwriting and administrative expenses on to insurers that write voluntary coverages in those jurisdictions.
Many jurisdictions have laws and regulations that limit an insurer’s ability to exit a market. For example, certain jurisdictions limit an insurer’s ability to cancel or non-renew policies. Certain jurisdictions also prohibit an insurer from withdrawing one or more lines of business from the jurisdiction, except pursuant to a plan that is approved by the jurisdiction’s insurance department. The insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit the cancellation or non-renewal of policies, or that subject program withdrawals to prior approval requirements, may restrict an insurer’s ability to exit unprofitable markets or businesses. In the second quarter of 2022, we will start non-renewing about 60,000 homeowners policies in Florida and expect that it will take about one year to complete the process.
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
Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment products or to respond to perceived investment risks, while others reflect concerns about consumer privacy, insurance availability, prices, allegations of unfair-discriminatory pricing, underwriting practices, and solvency. In recent years, legislation, regulatory measures, and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, cybersecurity, use of credit and other information in underwriting and rating, insurance rate development, use of artificial intelligence and algorithms, rate of return limitations, and the ability of insurers to cancel or non-renew insurance policies. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Federal Insurance Office is required to collect information about the insurance industry and monitor the industry for systemic risk.
Investments
Our investment portfolio, which had a fair value of $51.5 billion at December 31, 2021, compared to $47.5 billion at December 31, 2020, consists of fixed-maturity securities, short-term investments, and equity securities (nonredeemable preferred stocks and common equity securities). Our fixed-maturity securities, short-term investments, and nonredeemable preferred stocks are collectively referred to as fixed-income securities. Our principal investment goals are to manage our portfolio on a total return basis to support all of the insurance premiums that we can profitably write and contribute to our comprehensive income. We consider various environmental, social, and governance factors when evaluating investment decisions, understanding these factors may help assess risk in such securities. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities.
Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. For securities related to our investment portfolios, total investment income includes interest and dividends, net realized gains (losses) on securities sold, and net holding period gains (losses) on securities (composed primarily of valuation changes on equity securities). Total investment income, before expenses and taxes, was $2.4 billion in 2021, compared to $2.6 billion in 2020, and $2.1 billion in 2019. For our investment portfolio, on a pretax total return basis (i.e., total investment income plus changes in net unrealized gains (losses)), investment income was $1.2 billion, $3.3 billion, and $2.7 billion for the years ended December 31, 2021, 2020, and 2019, respectively. Outside of our investment portfolio, but reported in impairment losses in the consolidated statements of comprehensive income, were $5.0 million and $63.3 million of other-than-temporary impairment losses resulting from renewable energy tax credit investments entered into during 2021 and 2019, respectively; no other-than-temporary impairment losses were recognized in 2020. For more detailed discussion of our investment portfolio, see Note 2 – Investments, Note 3 – Fair Value, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.
Service Businesses
Our service businesses, which represent less than 1% of our total revenues and do not have a material effect on our overall operations, primarily include:
•Commercial Automobile Insurance Procedures/Plans (CAIP) – We are the only servicing carrier on a nationwide basis for CAIP plans, which are state-supervised plans servicing the involuntary market in nearly all states. As a service provider, we provide policy issuance and claims adjusting services and collect fee revenue. Reimbursements to us from the CAIP plans are required by state laws and regulations, subject to contractual service standards. Our current CAIP service contract, administered through the Automobile Insurance Plan Services Office, will expire in 2022. We do not intend to renew this contract. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations, or cash flows.
•Commission-based businesses – We act as an agent for other insurance companies. We offer home, condominium, and renters insurance, among other products, written by unaffiliated insurance companies in the continental United States in the direct channel. We also offer our customers the ability to package their commercial auto coverage with other commercial coverages that are written by unaffiliated insurance companies. We receive commissions for the policies written under this program, which are used to offset the expenses associated with maintaining this program.
Liability for Property-Casualty Losses and Loss Adjustment Expenses
The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE), which include ALAE (e.g., defense and cost containment expenses) and unallocated LAE (e.g., adjusting and other expenses), of our insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves, or IBNR) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors.
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
Human Capital
We believe that our people and our culture are our most significant competitive advantage, and that having the right people working together in the right way is critical to driving our results, building our enduring business, and creating long-term shareholder value. Our culture is deeply rooted in our Core Values (Integrity, Golden Rule, Excellence, Objectives, and Profit) and is the foundation for our human capital management strategies to attract, retain, and motivate highly qualified employees.
Our People
We believe that our culture and success has enabled us to attract, engage, and retain highly talented people in diverse markets and from a broad range of backgrounds and experiences.
Attract and Hire
We employ expansive recruiting practices with a goal towards having qualified and deep candidate pools and are attracting candidates from both established and new sources. We believe that our recruitment efforts generally have enabled us to present diverse and high-potential pools of job candidates to our hiring managers. In turn, we train our hiring managers about unconscious biases they may have during the interview and selection process and the importance of employing individuals with different kinds of experiences and educational backgrounds. We believe these strategies collectively enhance our applicant pools and contribute to our continued success.
Engage and Retain
We understand that engaged employees are more productive, provide better service to our customers and are more likely to stay with Progressive. Each year, we survey our people to measure their engagement. Our 2021 engagement and culture survey results placed us in the top decile of all companies using the survey, which is designed by a nationally-known third party and administered in like form to over 1,000 employers in the United States. We use the results, along with other information, to evaluate our human capital strategies and the health of our culture.
Employee retention is an important part of our strategy. Our annualized employee retention rate for 2021 was 84% and, as of December 31, 2021, more than 15,000 employees had over 10 years of tenure at the company. Promoting from within is also a key part of our strategy. Many of our leaders, including current executive team members, joined Progressive in a more junior position and advanced to significant leadership positions within the organization. In 2021, we filled approximately 72% of our open positions above entry level by promoting from within, including just over 2,000 managerial positions.
Demographic Data
We publish employee and manager demographic information on our website and update this data on an annual basis. We also disclose our consolidated EEO-1 data online.
•As of December 31, 2021, we had about 49,000 employees of which 57% were women and 37% were people of color, while women comprised 52% and people of color comprised 38% of the U.S. workforce.
•During 2021, we hired more than 13,000 new employees of which 63% were women and 51% were people of color, representing about 1.9% of the total applicants for a job at Progressive.
•During 2021, our employees promoted into management positions were more diverse than our management population during 2020. Specifically, 56% of such promotions were women and 33% were people of color. At December 31, 2021, women represented 47% of all managers and people of color were 23% of all managers.
•As of December 31, 2021, we had 930 senior leaders of which 36% were women and 16% were people of color.
Supporting our People and Culture
We strive to support our employees by providing challenging work experiences, career opportunities, and a culture of learning. We are focused on coaching and development, which we believe encourages greater engagement in our business and improved individual performance.
Training and Development
We actively foster a learning culture and offer several leadership development programs, including our Multicultural Leadership Development Program. Two of our career development boot camps (IT Programmer and Analyst) are intended to accelerate career opportunities. Moreover, our personal development strategy, “Own It,” encourages employees to take control of their career through team-building exercises, coaching techniques, and communication strategies. Available to new and tenured employees, our learning solutions are tailored to both individual contributors and leaders and covers a broad swath of skills and competencies. We also leverage our extensive contemporary art collection to offer training sessions to spark conversations about our culture, innovation, ethical obligations, and respecting our differences.
Ethics
Our Core Values are the foundation for our Code of Business Conduct and Ethics, which provides clear expectations for all our people and confirms our commitment to high ethical standards and compliance with legal requirements. We provide ethics training, as well as regular communications, video series, and outside speakers presenting themes such as Celebrate Disagreement and Courage at our Core, to emphasize our commitment to our ethical and legal responsibilities. Additionally, we have an “open door” policy that empowers every employee to reach out to any manager or any human resource representative when they have a question or concern or they want to share an idea. We also provide a confidential Alertline that is available for employees and others who want to raise a concern anonymously. We encourage our people to speak up, and when they do, we give timely attention to their concerns, take remedial action where appropriate, and do not discriminate or retaliate against them for reporting any concern to us in good faith.
Diversity, Equity, and Inclusion (DE&I)
We believe that in order to be consumers’ and agents’ number one choice and destination for auto, home, and other insurance, we need to anticipate and understand the needs of our customers. We seek to be diverse in our employee demographics, experiences, and perspectives. Our commitment to diversity starts at the top with our highly skilled and diverse Board of Directors. We are one of the few public companies with both a female CEO and a different female independent Board Chairperson. Our DE&I efforts are overseen by our Compensation Committee on behalf of the entire Board of Directors, and those efforts are implemented at all levels of the organization.

Our efforts focus on four primary objectives, which have been in place for several years: (1) to maintain a fair and inclusive work environment; (2) to reflect the customers we serve; (3) for our leaders to reflect the people they lead; and (4) to contribute to our communities. In line with this focus, in 2020 we introduced an ambitious goal to double the representation of people of color in senior leadership from 10% to 20% by the end of 2025. During 2021, we increased this senior leadership representation from 13% to 16%, more than halfway to our goal.
We support DE&I awareness among our employees through formal training sessions and workshops focused on building our cultural competency and addressing difficult topics such as racial inequality, micro-inequities, and privilege. We also have a companywide Courageous Conversations and DE&I speakers bureau, where presenters and facilitators lead work teams in discussions around biases, stereotypes, and the development of inclusive behaviors. We have DE&I leadership job objectives for our executive team and managers aimed at increasing accountability and encouraging these leaders to foster an inclusive workplace. Additionally, in 2019 we began hosting an annual weeklong event focused on diversity and inclusion, where employees have the opportunity to attend webinars and panel discussions, take part in group activities, listen to podcasts featuring Progressive employees, and more. Moreover, we support efforts to contribute to our communities, through our Keys to Progress® programs (which include providing vehicles to veterans and furnishing homes for individuals emerging from homelessness), our various education and engagement efforts, and our financial contributions to various community organizations. For nearly 20 years, we have also contributed to The Progressive Insurance Foundation, which provided matching funds to eligible 501(c)(3) charitable organizations to which employees contributed. To more broadly represent our employees and their communities, in 2020, The Progressive Insurance Foundation began funding national charitable organizations identified by our Employee Resource Groups and, beginning mid-2022, will contribute a fixed amount to an eligible charity of each participating employee’s choosing without requiring the employee make an out-of-pocket donation to match funds.
We know we still have much more work to do, but we are committed to these efforts. To learn more, please visit our website at: progressive.com/about/diversity-and-inclusion. The information on that website is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K or any other SEC filing.
Employee Resource Groups
Over a decade ago, our first employee resource groups (ERGs) were created to help build communities for our employees with common backgrounds, life experiences, and professional challenges. In the time since their inception, our ERGs have grown in both influence and size with 42% of Progressive people belonging to at least one ERG as of December 31, 2021. We currently have nine employee resource groups (Progressive African American Network, Asian American Network, Disabilities Awareness Network, Progressive Latin American Networking Association, LGBTQ+ Network, Military Network, Network of Empowering Women, Parent Connection, and Young Professionals Network) that support creation of a space for networking, understanding differences, and sharing experiences.
Compensation and Benefits
We seek to provide competitive pay through a combination of fixed and variable compensation and have designed our compensation programs for employees to earn above market pay when company performance warrants it. We publish internally the salary range and annual cash incentive target for each of our positions, as well as our assessment of the median pay in the market for comparable jobs. As part of employee compensation, all Progressive people participate in our annual Gainshare bonus program, which measures the growth and profitability of our insurance businesses. We believe Gainshare contributes to the cooperative and collaborative way we work together and, in part, defines our culture. Our executives and other senior leaders also receive compensation in the form of equity awards, which we believe supports a strong pay-for-performance linkage and further aligns their interests with those of our shareholders. We monitor pay equity among employees with similar performance, experience, and job responsibilities, and publish the results annually on our website.
Our employee benefits are intended to be competitive and to support the needs of our people and their families. We invest in physical, emotional, and financial health of Progressive people by providing a broad range of benefits, including: medical, prescription drug, dental, and vision benefits; a 401(k) plan with up to a 6% company match; life insurance; long- and short-term disability insurance; and paid parental leave following birth, adoption, or placement of a foster child. Our health and wellness offerings include on-site fitness centers, medical clinics, healthy seminars, and, at our larger locations, farmers’ markets. Since March 2020, when most of our employees were working remotely, many of these on-site offerings were put on hold and other offerings, such as fitness classes and health discussions, moved online. We also offer an Employee Assistance Program that provides 24-hour support, flexible work arrangements, and provide paid time off to help our people balance their work and personal lives.

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

We have also included an “Other” section in the discussion below.

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
Pricing involves the acquisition and analysis of historical data regarding vehicle accidents, other insured events, and associated losses, and the projection of future trends for such accidents and events, loss costs, expenses, and inflation, among other factors, for each of our products in multiple risk tiers and many different markets. Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•the availability of sufficient, reliable data
•our ability to conduct a complete and accurate analysis of available data
•uncertainties inherent in estimates and assumptions, generally
•our ability to timely recognize changes in trends and to predict both the severity and frequency of future losses with reasonable accuracy
•our ability to predict changes in operating expenses with reasonable accuracy
•our ability to reflect changes in reinsurance costs in a timely manner
•the development, selection, and application of appropriate rating formulae or other pricing methodologies
•our ability to innovate with new pricing strategies and the success of those strategies
•our ability to implement rate changes and obtain any required regulatory approvals on a timely basis
•our ability to predict policyholder retention accurately
•unanticipated court decisions, legislation, or regulatory actions
•the frequency, severity, duration, and geographic location and scope of catastrophe events, which may be becoming more severe and less predictable as a result of climate change
•our ability to understand the impact of ongoing changes in our claim settlement practices
•changing vehicle usage and driving patterns, which may be influenced by pandemics or changes in oil and gas prices among other factors, changes in residential occupancy patterns, and the emerging sharing economy
•advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or partially autonomous vehicles
•unexpected changes in the medical sector of the economy, including medical costs and systemic changes resulting from national or state health care laws or regulations
•unforeseen disruptive technologies and events
•the ability to understand the risk profile of significant customers, such as transportation network companies, and
•unanticipated changes in auto repair costs, auto parts prices, used car prices, or construction requirements or labor and materials costs, or the imposition and impacts of tariffs.

We are seeing new insurance regulations, various legislative and regulatory challenges, political initiatives, and other societal pressures that seek to limit or prohibit the use of specific rating factors in insurance policy pricing such as credit, education, and occupation. In our view, these efforts have the potential to significantly undermine the effectiveness of risk-based pricing. If we are unable to use rating factors that have been shown empirically to be highly predictive of risk, we may not be able to as accurately match insurance rates to the applicable risks, which may significantly adversely impact our insurance operating results.

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

Our insurance operating results have been and will likely continue to be materially adversely affected by severe weather or other catastrophe events, and climate change may be exacerbating these impacts.
Our insurance operating results have periodically been, and in the future will likely continue to be, materially adversely affected by natural events, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, or by other events, such as explosions, terrorist attacks, cyber attacks, epidemics, pandemics, riots, and hazardous material releases. The frequency, severity, duration, and geographic location and scope of such events are inherently unpredictable. Moreover, climate change may be contributing to the increase in frequency of severe weather events and other natural disasters, how long they last, and how much insured damage they cause, and may change where the events occur. Catastrophe losses have in the past, and may in the future, adversely affect the results of our Property segment more than they affect the results of our other businesses. In addition, our Property business has a concentration of policies in force in states with significant exposure to hurricanes and hailstorms and its results may be impacted by catastrophe events in these states to a greater relative degree than other insurers.

The extent of insured losses from a catastrophe event is a function of our total insured exposure in the area affected by the event, the nature, severity, and duration of the event, and the extent of reinsurance that we have obtained with respect to such an event. We use catastrophe modeling tools to help estimate our exposure to such events. Those tools are based on historical data and other assumptions that limit their reliability and predictive value, and they may become even less reliable due to climate change. As a result, our forecasting efforts may generate projections that prove to be materially inaccurate. An increase in the frequency, severity or duration, or unanticipated changes in geographic location or scope, of catastrophes could materially adversely affect our financial condition, cash flows, and results of operations.

Our success will depend on our ability to continue to accurately predict our reinsurance needs, obtain sufficient reinsurance coverage for our Property and other businesses at reasonable cost, and collect under our reinsurance contracts.
Our Property business relies on reinsurance contracts, state reinsurance funding, and catastrophe bonds (collectively, “reinsurance arrangements”) to reduce its exposure to certain catastrophe events. We also use reinsurance contracts to reinsure portions of our Commercial Lines businesses, including our workers’ compensation and business owners policies and the transportation network company business, and our umbrella insurance business. Reinsurance arrangements are often subject to a threshold below which reinsurance does not apply, so that we are responsible for all losses below the threshold from a covered event, and to an aggregate dollar coverage limit, so that our claims liabilities arising from a covered event may exceed our reinsurance coverage. In addition, although the reinsurer is liable to us to the extent of the reinsurance coverage, we remain liable under our policies to the insured as the direct insurer on all risks reinsured. As a result, we are subject to the risk that reinsurers will be unable to pay, or will dispute, our reinsurance claims, and this risk may be heightened to the extent climate change causes higher than anticipated losses for a reinsurer across its businesses. Further, the availability and cost of reinsurance are subject to prevailing reinsurance market conditions, which have been, and in the future could be, impacted by the occurrence of significant reinsured events, such as weather-related catastrophes. In such events, we may not be able to obtain reinsurance coverage in the future at commercially reasonable rates or at all. The unavailability and/or increased cost of reinsurance could adversely affect our business volume, profitability, or financial condition.

III. Operating Risks

We compete in property and casualty insurance markets that are highly competitive.
The markets in which we sell insurance are highly competitive. We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other companies, potentially including existing insurance companies, vehicle manufacturing companies, other well-financed companies seeking new opportunities, or new competitors with technological or other innovations, also have entered these markets and may continue to do so in the future. Many of our competitors have substantial resources, experienced management, and strong marketing, underwriting, and pricing capabilities. The property and casualty insurance industry is a relatively mature industry, in which brand recognition, marketing skills, innovation, operational effectiveness, pricing, scale, and cost control are major competitive factors. If our competitors offer similar insurance products at lower prices, offer such insurance products bundled with other products or services that we do not offer, are permitted to offer their products under different legal and regulatory constraints than those that apply to us, or engage in other successful competitive initiatives, our ability to generate new business or to retain a sufficient number of our existing customers could be compromised. In addition, because auto insurance constitutes a significant portion of our overall business, we may be more sensitive than other insurers to, and more adversely affected by, trends that could decrease auto insurance rates or reduce demand for auto insurance over time, such as advances in vehicle technology, autonomous or semi-autonomous vehicles, or vehicle-sharing arrangements. We may also be adversely affected in our Commercial Lines business, which represents a significant portion of our growth potential, by trends or events that decrease the demand for services offered by, or decrease the profitability of, the commercial auto market, including trucking businesses and ridesharing services.

We expect similar, and perhaps greater, competitive pressures with respect to any new insurance or non-insurance businesses that we decide to enter in the future. In such cases, we would be selling products or services that are new to us, while our competitors could include large, well-financed companies with significant product and marketing experience in such businesses.

Historically, the auto and property insurance markets have been described as cyclical, with periods of relatively strong profitability being followed by increased pricing competition among insurers. This price competition, which is sometimes referred to as a “soft market,” can adversely affect revenue and profitability levels. As insurers recognize this situation (which can occur at different times, for different products and for different companies), the historical reaction has been for insurers to raise their rates (sometimes referred to as a “hard market”) in an attempt to restore profitability to acceptable levels. As more insurers react in this way, profit levels in the industry may increase to a point where some insurers begin to lower their rates, starting the cycle over again. The ability to discern at any point in time whether we are in a “hard” or “soft” market is often difficult, as such a conclusion represents an assessment of innumerable data points including, among others, the operating results of, and the dynamic competitive actions taken by, us and many competitors in multiple markets involving a variety of products. Often detailed information on our competitors becomes available on a delayed basis, and the nature of the market becomes apparent only in retrospect. Our ability to predict future competitive conditions is also constrained as a result.

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
Our ability to develop and implement innovative products and services, which may include technological advances, that are accepted and valued by our customers and independent agents is critical to maintaining and enhancing our competitive position. Innovations must be implemented in compliance with applicable insurance regulations and may require extensive modifications to our systems and processes and extensive coordination with and reliance on the systems of third parties. As a result, if we do not handle these transitions effectively and bring such innovations to market with the requisite speed and agility, the quality of our products, our relationships with our customers and agents, and our business prospects, may be materially adversely affected. In addition, innovations by competitors or other market participants may increase the level of competition in the industry. If we fail to respond appropriately to those innovations on a timely basis, our competitive position and results may be materially adversely affected.

We must effectively manage complexity as we develop and deliver high-quality products and customer experiences.
Ongoing competitive, technological, regulatory, informational, and other developments result in significant levels of complexity in our products and in the systems and processes we use to run our businesses and the speed of some of these developments may be increasing. Risks associated with these developments include:

•our increasing reliance on third-party systems including “cloud computing” environments and software as a service applications,
•the development of new modes of communication,
•changing insurance shopping trends,
•our understanding of the operations and needs of significant customers,
•challenges in using machine learning and artificial intelligence in our business processes in a responsible and compliant manner, and
•the availability and uses of very large volumes of data (i.e., Big Data) and the challenges relating to analyzing those data sets, including the availability of sufficient internal and external talent that understand and can manage the complexity and related risks.

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
There has been a proliferation of patents, both inside and outside the insurance industry, that significantly impacts our businesses. The existence of such patents, and other claimed intellectual property rights, from time to time has resulted in legal challenges to certain of our business practices by other insurance companies and non-insurance entities alleging that we are violating their rights. Such legal challenges could result in costly legal proceedings, substantial monetary damages, or expensive changes in our business processes and practices. Similarly, we may seek or obtain patent protection for innovations developed by us. However, we may not be able to obtain patents on these processes and practices, and defending our patents and other intellectual property rights against challenges, and enforcing and defending our rights, including, if necessary, through litigation, can be time consuming and expensive, and the results are inherently uncertain, which can further complicate business plans.

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

Our brand also could be adversely affected by situations that reflect negatively on us, whether due to our business practices, adverse financial developments, perceptions of our corporate governance or how we address employee matters and concerns or environmental or social responsibility initiatives, investments in our portfolio, the conduct of our officers, directors, or employees, the actions of a significant customer or other businesses with which we do business or in which we invest, including unaffiliated insurers and other companies whose products we offer or make available to our customers, or other causes. The negative impacts of these or other events may be aggravated as consumers and other stakeholders increase or change their expectations regarding the conduct of large public companies, sustainability efforts, and corporate responsibility. These impacts may be further complicated such that perceptions are formed through rapid and broad interactions using modern communication and social media tools over which we have no control. Any such event could decrease demand for our products, reduce our ability to recruit and retain employees, and lead to greater regulatory scrutiny of our businesses.

Our ability to attract, develop, and retain talent, including employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.
Our success depends on our ability to attract, develop, compensate, motivate, and retain talented employees, including executives, other key managers, and employees with strong technological, analytical, and other skills and know-how necessary for us to run our insurance businesses and investment operations and assess potential expansion into new products and business areas. Our loss of certain officers and key employees, or the failure to attract or retain talented executives, managers, and employees with diverse backgrounds and experiences, could have a material adverse effect on our business. These risks may be heightened when United States labor markets, or key segments of those markets, are especially competitive.

Our workplace policies or perceptions of those policies by current and potential employees, including policies with respect to remote and hybrid work or protocols for in person work, could impact our ability to attract and retain talent with needed skills and experiences. This risk may be heightened during periods in which a pandemic or other widespread health risk exists.

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

We use third-party labor to meet a portion of our staffing needs. Any significant loss in access to qualified external talent on a cost-effective basis could have an adverse effect on our business. Competitive labor markets can cause increased costs for third-party labor and those increases may be material.

Our success also depends, in large part, on our ability to maintain and improve the staffing effectiveness and culture that we have developed over the years. Our ability to do so may be impaired as a result of litigation against us, other judicial decisions, legislation or regulations, or other factors in the employment marketplace, as well as our failure to recognize and respond to changing trends and other circumstances that affect our employees or our culture, including any impact arising from an increase in remote workers relative to historic levels. In such events, the productivity of our workers and the efficiency of our operations could be adversely affected, which could lead to an erosion of our operating performance and margins.

We are subject to a variety of complex laws and regulations.
Our insurance businesses operate in highly regulated environments. Our insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states, Puerto Rico, the District of Columbia, Canada, its provinces, and Bermuda. Each jurisdiction has a unique and complex set of laws and regulations. In addition, certain United States federal laws impose additional requirements on businesses, including insurers, in a wide range of areas, such as the use of credit information, methods of customer communications, employment practices, and the reimbursement of certain medical costs incurred by the government. Our insurance subsidiaries’ ability to implement business plans and remain competitive while complying with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.

Most jurisdictions impose restrictions on, or require prior regulatory approval of, various actions by regulated insurers, which may adversely affect our insurance subsidiaries’ ability to operate, innovate, and obtain necessary rate adjustments in a timely manner. Our compliance efforts are further complicated by changes in laws or regulations that apply to us and judicial interpretations of those laws. The pace of change, together with shorter time frames between enactment or promulgation and effectiveness of the changes, increases this risk. Insurance laws and regulations may limit, among other things, an insurer’s ability to underwrite and price risks accurately, prevent the insurer from obtaining timely rate changes to respond to increased or decreased costs, restrict the ability to discontinue unprofitable businesses or exit unprofitable businesses, prevent insurers from terminating policies under certain circumstances, dictate or limit the types of investments that an insurance company may hold, and impose specific requirements relating to information technology systems and related cybersecurity risks. Moreover, inconsistencies between requirements at the state and federal level may further complicate our compliance efforts, potentially resulting in additional costs for us. In addition, laws in certain jurisdictions mandate that insurance companies pay assessments in a number of circumstances, including potentially material assessments to pay claims upon the insolvency of other insurance companies or to cover losses in government-provided insurance programs for high risk auto and homeowners coverages. Compliance with laws and regulations often results in increased costs, which can be substantial, to our insurance subsidiaries. These costs, in turn, may adversely affect our profitability or our ability or desire to grow or operate our business in the applicable jurisdictions.

In addition, data privacy and security regulations impose complex compliance and reporting requirements and challenges. For example, the California Consumer Privacy Act, which was passed by a consumer initiative in 2018, was amended in 2020 to afford California residents additional rights. Compliance with this new legislation will be challenging and is expected to require further modifications to our business systems and operations, with a January 1, 2023, effective date, which is a relatively short time frame to build compliance efforts, and without the benefit of related regulations, which have not yet been released. Other jurisdictions have enacted or are considering privacy and security legislation or regulations. Each jurisdiction’s unique requirements, and the variations across the jurisdictions, present further ongoing compliance challenges. Compliance with these laws and regulations will result in increased costs, which may be substantial and may adversely affect our profitability or our ability or desire to grow or operate our business in certain jurisdictions.

The actual or alleged failure to comply with this complex variety of laws and regulations by us or other companies in the insurance, financial services, or related industries, also could result in actions or investigations by regulators, state attorneys general, federal officials, or other law enforcement officials. Such actions and investigations, and any determination that we have not complied with an applicable law or regulation, could potentially lead to significant monetary payments, fines and penalties, adverse publicity and damage to our reputation in the marketplace or our brand, and in certain cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions. In addition, The Progressive Corporation and its subsidiaries could face individual and class action lawsuits by insureds and other parties for alleged violations of certain of these laws or regulations.

New legislation or regulations may be adopted in the future that could materially adversely affect our operations or ability to write business profitably in one or more jurisdictions.

Lawsuits challenging our business practices, and those of our competitors and other companies, are pending and more may be filed in the future.

The Progressive Corporation and/or its subsidiaries are named as defendants in class actions, collective actions, representative actions and other lawsuits challenging various aspects of the subsidiaries’ business operations. These lawsuits have included cases alleging damages as a result of, among other things, our subsidiaries’ methods used for evaluating and paying medical or injury claims or benefits (including certain bodily injury, personal injury protection, uninsured motorist/underinsured motorist (UM/UIM), and medical payment claims) and for reimbursing medical costs incurred by Medicare/Medicaid beneficiaries; other claims handling practices and procedures, including challenges relating to our network of repair facilities, our methods used for estimating physical damage to vehicles for repair purposes and for evaluating the actual cash value of total loss vehicles, our payment of fees and taxes, our subrogation and salvage practices, and our handling of diminution of value claims; our assessment of fees related to insufficient funds or reversed payments; interpretations of the provisions of our insurance policies; our insurance product design; our premium actions in response to the COVID-19 pandemic; rating practices; certain marketing, sales, services, implementation and renewal practices and procedures, including with respect to accessibility; our Snapshot program; certain relationships with independent insurance agents; patent matters; alleged violation of the Telephone Consumer Protection Act; commercial disputes, including breach of contract; and certain employment practices, including claims relating to pay practices and fair employment practices, among other matters. Additional litigation may be filed against us in the future challenging similar or other of our business practices or operations. In addition, lawsuits have been filed against our competitors and other businesses or entities, and other such lawsuits may be filed in the future; and where we are not a party to such litigation, the results of those lawsuits nevertheless may create additional risks for, and/or impose additional costs and/or limitations on, our subsidiaries’ business practices or operations.

Lawsuits against us often seek significant monetary damages and injunctive relief. The potential for injunctive relief can threaten our use of important business practices. In addition, the resolution of individual or class actions, collective actions and representative action litigation in insurance, in related fields or in matters broadly applicable to business operations, may lead to the development of judicial regulation, resulting in material increases in our costs of doing business.

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
Our business requires that we develop and maintain large and complex computer systems, and that we rely on third-party systems and applications, to run our operations and to store the significant volume of data that we acquire, including the personal confidential information of our customers and employees and our intellectual property, trade secrets, and other sensitive business and financial information. All of these systems are subject to “cyber-attacks” by third parties with substantial computing resources and capabilities, which are becoming more frequent and more sophisticated, and to unauthorized or illegitimate actions by employees, consultants, agents, and other persons with legitimate access to our systems. Such attacks or actions may include attempts to:

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
Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted manner, necessary business functions. The shut-down or unavailability of one or more of our systems or facilities, or the inability of large numbers of our employees to communicate in a largely work-from-home environment, for any reason could significantly impair our ability to perform critical business functions on a timely basis. In addition, many of our critical business systems interface with and depend on third-party systems; an interruption of service from a third-party system for any reason, or a determination by a vendor to abandon or terminate support for a system, product, obligation, or service that is significant to our business, could significantly impair our ability to perform critical business functions. If sustained or repeated, and if an alternate system, process, or vendor is not immediately available to us, such events could result in a deterioration of our ability to write and process policies, provide customer service, resolve claims in a timely manner, make payments when required, or perform other necessary business functions. Any such event could have a material adverse effect on our financial results and business prospects, as well as cause damage to our brand and customer goodwill. Catastrophe events that affect one of our larger office locations or one or more of our key vendors, or that directly or indirectly impact a significant number of our employees working from home, may heighten this risk.

Efforts to acquire or develop new products or enter new areas of business may not be successful and may create enhanced risks.
We have acquired and are developing, and may develop or acquire in the future, new insurance products, including those that insure risks that we have not previously insured, contain new coverages, or change coverage terms, as well as new non-insurance products and services. These new products and services may not be as profitable as our existing products and may not perform as well as we expect. In addition, new insurance products may entail new risks for us, including, without limitation, higher coverage limits and unfamiliar pricing, claims resolution, and loss reserving practices. Other new products and services may likewise change our risk exposures. The business systems, data, and models we use to manage those exposures may be less accurate or less effective than those we use with existing products.

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
As a result of business acquisitions, we have recorded goodwill (generally representing the amount paid in excess of the fair value of the assets acquired) and certain intangible assets (at fair value at the time of acquisition) and we may record additional goodwill and intangible assets in the future. We review goodwill and intangible assets for impairment at least annually. Valuing these assets, and evaluating their recoverability, requires us to make estimates and assumptions related to future returns on equity, margins, growth rates, discount rates, and other matters, and our estimates may change over time, potentially resulting in asset write-downs. Goodwill and intangible assets impairment charges could result from declines in operating results, divestitures, or sustained market declines, among other factors, and could materially affect our financial condition and results of operations in the period in which they are recognized.

IV. Market Risks

The performance of our fixed-income and equity investment portfolios is subject to a variety of investment risks.
Our investment portfolio consists principally of fixed-income securities and common equities. General economic conditions and other factors beyond our control can adversely affect the value of our investments, and the amount and realization of investment income, or result in realized or unrealized investment losses. Our fixed-income portfolio is actively managed by our investment group and includes short-term investments, fixed-maturity securities, and preferred stocks. The performance of the fixed-income portfolio is subject to a number of risks, including:

•Interest rate risk - the risk of adverse changes in the value of fixed-income securities as a result of increases in market interest rates.
•Investment credit risk - the risk that the value of certain investments may decrease due to a deterioration in the financial condition, operating performance, or business prospects of, the regulatory environment applicable to, or the liquidity available to, one or more issuers of those securities or, in the case of asset-backed securities, due to the deterioration of the loans or other assets that underlie the securities.
•Concentration risk - the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors, or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition or performance of, the regulatory environment applicable to, or outlook for, those issuers, sectors, or industries.
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

Our common equity portfolio is primarily managed externally to track the Russell 1000 Index, although from time to time we may choose to add exchange traded funds or similar securities designed to track the Russell 1000 or the Standard & Poor’s 500 (S&P 500) Index. Our equity investment strategies may not successfully replicate the performance of the Indexes that they seek to track. Our equity investments are also subject to general movements in the values of equity markets and to the changes in the prices of the securities we hold. An investment portfolio or exchange traded fund that is designed to track an index, such as the Russell 1000 or S&P 500, is not necessarily less risky than other equity investment strategies. Equity markets, sectors, industries, and individual securities may be subject to high volatility and to long periods of depressed or declining valuations, and they are also subject to most of the same risks that affect our fixed-income portfolio, as discussed above. In addition, even though the Russell 1000 and S&P 500 Indexes are generally considered to be broadly diversified, significant portions of each index may be concentrated in one or more sectors, reducing our ability to manage our concentration risk through sector diversification.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments in the Annual Report for additional discussion of the composition of our investment portfolio as of December 31, 2021, and of the market risks associated with our investment portfolio.

New regulations and societal pressures relating to environmental, social, and other public policy matters could negatively impact our returns or cause us to change our investing strategies in ways that could negatively impact our results.
The value of securities held in our portfolio could be materially adversely impacted as issuers or the businesses or assets underlying such securities are faced with new laws or regulations or initiatives by investors, activists, or others, including those addressing environmental, social, and other public policy concerns. Similarly, the universe of securities that we are permitted to hold could be significantly narrowed by insurance regulators if, for example, we are prohibited from investing in certain industries or types of companies, or regulators could require that the acquisition of such securities be accompanied by additional disclosures. We could also face pressure from other stakeholders to refrain from investing in certain industries or types of companies. These factors could cause a decline in the value of investments held in our portfolio or cause us to change our investment strategy, which could increase our costs and reduce our returns relative to returns from other available investment opportunities.

The elimination of the London Interbank Offered Rate (LIBOR) may adversely affect the interest rates on and value of certain floating rate securities and other instruments that we hold.
LIBOR, a common benchmark interest rate (or reference rate) used to set and make adjustments to interest rates for certain floating rate securities and other financial instruments, is being phased out over time. Although instruments issued in 2022 should no longer tie interest rates to LIBOR, securities issued in 2021 and earlier and held in our portfolio may continue to do so. As the phase out continues, these legacy securities may be adversely affected if they either do not provide for the automatic substitution of another reference rate or convert to another reference rate or a fixed rate that could be less favorable to us. Outstanding securities and contracts that could be affected include certain preferred stocks and other floating rate securities, fixed rate securities that may convert to LIBOR-based floating rate instruments in the future, and any other assets or liabilities whose value is tied to LIBOR. Any uncertainty regarding the reliability of LIBOR as a benchmark interest rate until the end of the phase out period could also adversely affect the value of those instruments.

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
Our business is dependent on the performance by third parties of their responsibilities under various contractual or service arrangements and government programs. These include, for example, agreements with other insurance carriers to sell their products to our customers in bundled packages or otherwise, arrangements for transferring certain of our risks (including indemnification and self-insured retention obligations of Commercial Lines customers, reinsurance arrangements used by us, our corporate insurance policies, and the performance of state reinsurance facilities/associations), and reimbursement obligations under various state or federal programs, such as the Michigan Catastrophic Claims Association or the National Flood Insurance Program. In addition, from time to time, we enter into significant financial transactions, such as derivative instruments, with major banks, other financial institutions, or security clearinghouses. If one or more of these parties were to default in the performance of, or otherwise become unwilling or unable to satisfy, their obligations under their respective contracts, we could suffer significant financial losses or other problems, which in turn could materially adversely affect our financial condition, cash flows, or results of operations and cause damage to our brand and reputation.

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

If we are unable to obtain capital when necessary to support our business, our financial condition, and our ability to grow could be materially adversely affected.
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
Our credit and financial strength are evaluated and rated by various rating agencies, such as Standard & Poor’s, Moody’s Investors Service, Fitch Ratings, and A.M. Best. Downgrades in our credit ratings could adversely affect our ability to access the capital markets and/or lead to increased borrowing costs in the future (although the interest rates we pay on our current indebtedness would not be affected), as would adverse recommendations by equity analysts at the various brokerage houses and investment firms. Perceptions of our company by other businesses and consumers could also be significantly impaired. In addition, from time to time we may enter into certain derivative transactions providing that a downgrade could trigger contractual obligations requiring us to post substantial amounts of additional collateral or allow a third party to liquidate the derivative transaction. Standard & Poor’s has recently proposed changes to its process for credit ratings for the insurance industry, and we are unable to predict the impact to our credit ratings or our ability to raise capital at favorable rates, of any change that they may ultimately adopt. Downgrades in the ratings of our insurance subsidiaries could likewise negatively impact our operations, potentially resulting in lower or negative premium growth. In any such event, our financial performance could be materially adversely affected.

Our dividend policy may result in varying amounts being paid to our common shareholders, or no payment in some periods, and the dividend policy ultimately may be changed in the discretion of the Board of Directors.
We have announced our intention to pay a dividend on our common shares on a quarterly basis and to consider paying a variable dividend on at least an annual basis. The frequency and amount of dividends, if any, may vary, perhaps significantly, from the amounts paid in preceding periods. In addition, the Board retains the discretion to alter our policy or not to pay such dividends at any time. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in U.S. federal income tax laws, disruptions of national or international capital markets, or other events affecting our liquidity, financial position, or prospects, as described above. Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our common shares.

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
VII. Other

The outbreak of the novel coronavirus, or COVID-19, and the restrictions put in place to help slow and/or stop the spread of the virus and its variants, could materially adversely affect our business and results of operations.
The spread of COVID-19 and its variants throughout the United States and the international community has had, and could continue to have, a negative impact on financial markets, general economic conditions, and certain of our businesses. Depending on the duration and severity of the coronavirus pandemic and the nature and extent of governmental responses to the pandemic, our businesses, our operations, and our financial results could be negatively impacted in a number of ways, including the following:

•Demand for our insurance products and our premium revenue could be reduced, perhaps significantly, if customers drive less or are unable to afford insurance, insurance shopping patterns are disrupted, vehicle and home purchases are curtailed, small businesses suspend or discontinue operations, the usage of transportation network company businesses continues to be below historic levels, insurance agencies are unable or unwilling to write business, or our competitors offer products or benefits more appealing to customers or agents or more responsive to their needs, among other factors
•Our ability to price our products accurately for new and renewal policies could be negatively impacted, as could our ability to respond effectively to the initiatives of our competitors
•Claims trends could become more volatile, inflation rates could diverge significantly from our expectations, vehicle and home repair industries could be significantly disrupted, and the availability of medical resources could be limited, potentially resulting in higher claims severity and increased costs to resolve claims
•Our ability to resolve claims accurately and efficiently and establish accurate loss reserves could be impaired if we are unable to staff our Claims group appropriately
•Legislative or regulatory actions, or court decisions, could impact our business in unexpected ways, including, without limitation, by: requiring us to change the way we price, segment, underwrite, or select risks to insure; altering our rights and obligations under our issued policies; or imposing payment obligations on us and other insurers in our industry for losses and costs that otherwise would be uninsured
•The cumulative costs required by such governmental actions, or of actions taken voluntarily by us to accommodate the needs of customers, including providing credits or other payments to policyholders and billing leniency efforts, such as providing relief from policy cancellations or non-renewals, and related debt write offs, could be substantial
•Unexpected changes in consumer behavior or market conditions, as well as deteriorating economic conditions, may reduce the effectiveness of our advertising
•Illnesses suffered by key employees could prevent or delay the performance of critical business and financial reporting functions; widespread illnesses suffered by our employees may render us unable to perform normal business functions and operate our business on a day-to-day basis

•The continued functioning of our data centers and important information technology and communication systems, as well as the continued performance of and our accessibility to the systems of our various vendors, could be imperiled by widespread illnesses, illnesses suffered by key technology personnel, or work limitations or other governmental mandates
•Our business continuity plans may prove inadequate to address the business challenges that we confront as these issues develop
•Workplace policies adopted in response to the pandemic may be viewed adversely by our employees or the public, resulting in damage to our reputation and brand
•Our vendors and counterparties to various contracts, including key vendors for our insurance, claims and technology operations, reinsurance arrangements and financial counterparties, may not be able to perform or pay the obligations required of them on a timely basis, or at all, due to key employee illnesses, widespread illnesses, adverse financial impact or other challenges that they face arising directly or indirectly from the coronavirus pandemic

The potential effects of COVID-19 also could exacerbate the impacts of many of the other risk factors, including: litigation claims being brought against the company; data security breaches and cyber attacks in the work-from-home environment; the valuation, volatility, and liquidity of our debt and equity investment portfolios; the condition of domestic and global economies and financial markets; our ability to access capital markets at favorable rates, if needed; our ability to access our cash accounts at banks and other financial institutions to operate our business; and the need to take impairments of goodwill or certain intangible assets.

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

In addition, due to our focus on the long-term value of the enterprise, similar tradeoffs may be involved in our consideration of the interests of other stakeholders, including our employees, customers, agents, suppliers, and communities, as well as whether and how we respond to or address corporate environmental and social responsibility initiatives and other public policy matters that impact us. Also, social responsibility and public policy considerations are a fast-evolving area and determining appropriate responses and actions can be uncertain. Depending on how observers view our responses or our commitment to addressing such matters, we could be subject to criticism, adverse publicity, or campaigns by investors, activists, or others. Consequently, such factors and the related tradeoffs may adversely affect our financial performance or the market prices of our equity or debt securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We currently do not have any unresolved comments from the SEC staff.
ITEM 2. PROPERTIES
All of our properties are owned or leased by subsidiaries of The Progressive Corporation and are used for office functions (corporate, claims, and business unit), as call centers, as data centers, for training, or for warehouse space.
We own 79 buildings located throughout the United States. About 60% of these buildings are claims offices. Our owned facilities, which contain approximately 4.8 million square feet of space, are generally not segregated by segment. We own significant locations in Mayfield Village, Ohio and surrounding suburbs (including our corporate headquarters); Colorado Springs, Colorado; St. Petersburg, Florida; and Tampa, Florida.
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
Holders
We had 1,856 shareholders of record on December 31, 2021.
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
Performance Graph
See the Performance Graph section in our Annual Report.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
2021 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	612,434	$90.96	1,485,517	23,514,483
November	189	94.09	1,485,706	23,514,294
December	1,170	94.24	1,486,876	23,513,124
Total	613,793	$90.97
In May 2021, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the fourth quarter 2021, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under leveraged capital. See Note 9 – Employee Benefit Plans, “Incentive Compensation Plans” in our Annual Report, for a summary of our restricted equity grants.
ITEM 6. [Reserved]
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Progressive, along with the related Notes, and Report of the Independent Registered Public Accounting Firm, are incorporated by reference from our Annual Report.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in The Progressive Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2022 (the Proxy Statement).
Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated with Progressive.

Name	Age	Offices Held and Last Five Years’ Business Experience
Susan Patricia Griffith	57	President and Chief Executive Officer
John P. Sauerland	57	Vice President and Chief Financial Officer
Karen B. Bailo	54	Commercial Lines President since October 2020; Commercial Lines Acquisition and Small Business General Manager from January 2020 to September 2020; Commercial Lines Controller from August 2018 to December 2019; Agency Distribution Business Leader prior to August 2018
Jonathan S. Bauer	44	Chief Investment Officer since January 2020; Portfolio Manager prior to January 2020
Steven A. Broz	51	Chief Information Officer
Patrick K. Callahan	51	Personal Lines President
William L. Clawson II	52	Chief Human Resources Officer since December 2021; Compensation and Benefits Business Leader from November 2019 to December 2021; Product Manager prior to November 2019
Remi Kent	46
Chief Marketing Officer since November 2021; Senior Vice President and Global Chief Marketing Officer of the Consumer Business Group of 3M Company (global manufacturing and technology company) from January 2020 to October 2021; Global Business Director for Post-It® and Scotch® Brands of 3M Company from June 2017 to January 2020; Global Brand and Strategy Leader of 3M Company prior to June 2017

Mariann Wojtkun Marshall	59	Vice President and Chief Accounting Officer since March 2019; Director of Financial Reporting - GAAP prior to March 2019; Assistant Secretary
Daniel P. Mascaro	58	Vice President, Secretary, and Chief Legal Officer since March 2017; Claims Legal Business Leader prior to March 2017
John Murphy	52	Claims President since December 2021; Customer Relationship Management President prior to December 2021
Lori Niederst	48	Customer Relationship Management President since December 2021; Chief Human Resources Officer prior to December 2021
Andrew J. Quigg	42	Chief Strategy Officer since July 2018; Customer Experience General Manager prior to July 2018
Delinquent Section 16(a) Reports. Any delinquent filings will be incorporated by reference from the “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” section of the Proxy Statement, if applicable.
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
Shareholder-Proposed Candidate Procedures. There were no material changes during 2021 to Progressive’s procedures by which a shareholder can recommend a director candidate. The description of those procedures is incorporated by reference from the “Other Matters - Procedures for Recommendations and Nominations of Directors and Shareholder Proposals - To Recommend a Candidate for our Board of Directors” section of the Proxy Statement.
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
The following information is set forth with respect to our equity compensation plans at December 31, 2021.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Employee Plans:
2015 Equity Incentive Plan	3,539,022	[1]	NA	7,010,609	[2]
Director Plans:
2017 Directors Equity Incentive Plan	29,206		NA	297,950
Equity compensation plans not approved by security holders:
None
Total	3,568,228		NA	7,308,559
NA = Not applicable because restricted stock unit awards do not have an exercise price.
1 Reflects restricted stock unit awards, including reinvested dividend equivalents, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis.
Performance-based restricted stock unit awards, including dividend equivalents, of 727,596 units are included under the 2015 Equity Incentive Plan at their target value. Maximum potential payout for the performance awards outstanding under the 2015 Equity Incentive Plan was 1,787,949. For a description of the performance-based awards, including the performance measurement and vesting ranges, see Note 9 — Employee Benefit Plans in our Annual Report.
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements are included in our Annual Report and are incorporated by reference in Item 8:
•Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)
•Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2021, 2020, and 2019
•Consolidated Balance Sheets - December 31, 2021 and 2020
•Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Cash Flows - For the Years Ended December 31, 2021, 2020, and 2019
•Notes to Consolidated Financial Statements
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
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2021
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$18,586.1	$18,488.2	$18,488.2
States, municipalities, and political subdivisions	2,162.6	2,185.3	2,185.3
Foreign government obligations	17.9	17.9	17.9
Public utilities	764.6	777.7	777.7
Corporate and other debt securities	9,761.6	9,914.4	9,914.4
Asset-backed securities	12,330.5	12,307.9	12,307.9
Redeemable preferred stocks	170.9	181.7	181.7
Total fixed maturities	43,794.2	43,873.1	43,873.1
Equity securities:
Common stocks:
Public utilities	69.2	178.8	178.8
Banks, trusts, and insurance companies	251.1	902.2	902.2
Industrial, miscellaneous, and all other	943.8	3,977.5	3,977.5
Nonredeemable preferred stocks	1,571.8	1,639.9	1,639.9
Total equity securities	2,835.9	6,698.4	6,698.4
Short-term investments	942.6	942.6	942.6
Total investments	$47,572.7	$51,514.1	$51,514.1
 Progressive did not have any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2021.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2021	2020	2019
Revenues
Dividends from subsidiaries	$2,847.0	$4,096.5	$2,277.9
Undistributed income from subsidiaries	674.9	1,774.4	1,821.3
Equity in net income of subsidiaries	3,521.9	5,870.9	4,099.2
Intercompany investment income	4.5	16.5	31.1
Total revenues	3,526.4	5,887.4	4,130.3
Expenses
Interest expense	220.0	218.1	190.4
Deferred compensation[1]	8.8	33.9	16.6
Other operating costs and expenses	6.8	7.2	5.5
Total expenses	235.6	259.2	212.5
Income before income taxes	3,290.8	5,628.2	3,917.8
Benefit for income taxes	60.1	76.4	52.5
Net income attributable to Progressive	3,350.9	5,704.6	3,970.3
Other comprehensive income (loss)	(891.0)	587.3	462.6
Comprehensive income attributable to Progressive	$2,459.9	$6,291.9	$4,432.9
1 See Note 4 – Employee Benefit Plans in these condensed financial statements.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,
	2021	2020
Assets
Investment in affiliate	$5.0	$5.0
Investment in subsidiaries	19,512.2	18,895.9
Receivable from investment subsidiary	3,382.1	5,901.7
Intercompany receivable	387.2	473.8
Net federal deferred income taxes	65.1	86.9
Other assets	207.3	270.9
Total assets	$23,558.9	$25,634.2
Liabilities and Shareholders’ Equity
Accounts payable, accrued expenses, and other liabilities	$370.0	$505.0
Dividends payable on common shares	58.5	2,694.5
Debt[1]	4,898.8	5,396.1
Total liabilities	5,327.3	8,595.6
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference of $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.6 and 797.5, including treasury shares of 213.2 and 212.3)	584.4	585.2
Paid-in capital	1,772.9	1,672.9
Retained earnings	15,339.7	13,354.9
Total accumulated other comprehensive income	40.7	931.7
Total shareholders’ equity	18,231.6	17,038.6
Total liabilities and shareholders’ equity	$23,558.9	$25,634.2
1 Consists of long-term debt. See Note 4 – Debt in our Annual Report for further discussion.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$3,350.9	$5,704.6	$3,970.3
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income from subsidiaries	(674.9)	(1,774.4)	(1,821.3)
Amortization of equity-based compensation	3.1	2.9	2.9
Changes in:
Intercompany receivable	86.6	(20.2)	(14.1)
Accounts payable, accrued expenses, and other liabilities	(311.6)	52.0	47.1
Income taxes	198.4	(52.2)	175.5
Other, net	59.0	40.4	(179.8)
Net cash provided by operating activities	2,711.5	3,953.1	2,180.6
Cash Flows From Investing Activities:
Additional investments in equity securities of consolidated subsidiaries	(397.3)	(27.1)	(152.8)
Acquisition of Protective Insurance Corporation	(337.5)	0	0
Acquisition of additional shares of ARX Holding Corp.	0	(233.2)	(5.4)
(Paid to) received from investment subsidiary	2,519.6	(2,989.7)	(253.1)
Net cash provided by (used in) investing activities	1,784.8	(3,250.0)	(411.3)
Cash Flows From Financing Activities:
Dividends paid to common shareholders	(3,746.5)	(1,551.0)	(1,643.2)
Dividends paid to preferred shareholders	(26.8)	(26.8)	(26.8)
Payments of debt	(500.0)	0	0
Net proceeds from debt issuance	0	986.3	0
Acquisition of treasury shares for restricted stock tax liabilities	(67.2)	(68.7)	(84.4)
Acquisition of treasury shares acquired in open market	(155.8)	(42.9)	(6.9)
Loan to ARX Holding Corp.	0	0	(8.0)
Net cash used in financing activities	(4,496.3)	(703.1)	(1,769.3)
Change in cash, cash equivalents, and restricted cash	0	0	0
Cash, cash equivalents, restricted cash - beginning of year	0	0	0
Cash, cash equivalents, restricted cash - end of year	$0	$0	$0
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
Note 1. Statements of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance investment subsidiary to meet its holding company obligations; at December 31, 2021, 2020, and 2019, $4.2 billion, $6.2 billion, and $3.2 billion, respectively, of marketable securities were available in this subsidiary.
For the years ended December 31, non-cash activity included the following:

(millions)	2021	2020	2019
Common share dividends[1]	$58.5	$2,694.5	$1,375.4
Preferred share dividends[1]	13.4	13.4	0
Loan to ARX converted to capital contribution	0	225.0	0
Change in redemption value of Redeemable NCI	0	0	0.4
1 Declared but unpaid. See Note 14 - Dividends in the Annual Report for further discussion.

For the years ended December 31, The Progressive Corporation paid the following:

(millions)	2021	2020	2019
Income taxes	$815.0	$1,411.0	$925.0
Interest	223.9	206.0	184.9
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
Note 5. Other Comprehensive Income — On the condensed Statements of Comprehensive Income, other comprehensive income (loss) represents activity of the subsidiaries of The Progressive Corporation and includes net unrealized gains (losses) on fixed-maturity securities, net unrealized losses on forecasted transactions, and foreign currency translation adjustments.
Note 6. Dividends — The information relating to our dividend policy is incorporated by reference from Note 14 – Dividends in our Annual Report.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Segment	Deferred policy acquisition costs[1]	Future policy benefits, losses, claims, and loss expenses[1]	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue	Net investment income[1,2]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[1]	Net premiums written
Year ended December 31, 2021:
Personal Lines					$35,373.3		$27,043.1	$2,614.7	$4,656.8	$36,168.8
Commercial Lines					6,945.2		4,814.5	734.1	742.3	8,015.9
Property					2,042.5		1,764.6	362.9	253.0	2,216.2
Other indemnity					7.7		5.4	1.1	2.6	4.3
Total	$1,355.6	$26,164.1	$15,615.8	$0	$44,368.7	$835.4	$33,627.6	$3,712.8	$5,654.7	$46,405.2
Year ended December 31, 2020:
Personal Lines[3]					$32,620.1		$20,611.7	$2,437.3	$5,762.0	$33,342.6
Commercial Lines					4,875.8		3,146.0	525.7	647.5	5,315.3
Property					1,765.7		1,364.1	310.2	237.9	1,910.8
Other indemnity					0		0	0	0	0
Total	$1,237.2	$20,265.8	$13,437.5	$0	$39,261.6	$916.6	$25,121.8	$3,273.2	$6,647.4	$40,568.7
Year ended December 31, 2019:
Personal Lines					$30,210.0		$21,329.7	$2,273.6	$4,227.6	$31,102.2
Commercial Lines					4,427.6		3,034.8	481.2	523.5	4,791.8
Property					1,554.8		1,106.0	268.4	224.0	1,683.9
Other indemnity					0		0	0	0	0
Total	$1,056.5	$18,105.4	$12,388.8	$0	$36,192.4	$1,017.4	$25,470.5	$3,023.2	$4,975.1	$37,577.9
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

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Year Ended:	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2021
Premiums earned:
Property and liability insurance	$46,018.6	$1,649.9	$0	$44,368.7	0%
December 31, 2020
Premiums earned:
Property and liability insurance	$40,687.7	$1,426.1	$0	$39,261.6	0%
December 31, 2019
Premiums earned:
Property and liability insurance	$37,519.7	$1,327.3	$0	$36,192.4	0%

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of The Progressive Corporation

Our audits of the consolidated financial statements referred to in our report dated February 28, 2022 appearing in the 2021 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the schedule of summary of investments – other than investments in related parties as of December 31, 2021, the schedule of condensed financial information of registrant, which includes the condensed balance sheets as of December 31, 2021 and 2020 and the condensed statements of comprehensive income and of cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the condensed financial statements, the schedule of supplementary insurance information for each of the three years in the period ended December 31, 2021, and the schedule of reinsurance for each of the three years in the period ended December 31, 2021 (collectively “the financial statement schedules”) listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 28, 2022

ITEM 16. FORM 10-K SUMMARY
We have elected not to include a summary of information as permitted under this item.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
February 28, 2022	By:	/s/ Susan Patricia Griffith
Susan Patricia Griffith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Susan Patricia Griffith	Director, President and Chief Executive Officer	February 28, 2022

Susan Patricia Griffith

/s/ John P. Sauerland	Vice President and Chief Financial Officer	February 28, 2022

John P. Sauerland

/s/ Mariann Wojtkun Marshall	Vice President and Chief Accounting Officer	February 28, 2022

Mariann Wojtkun Marshall

*	Chairperson of the Board	February 28, 2022
Lawton W. Fitt

*	Director	February 28, 2022
Philip Bleser

*	Director	February 28, 2022
Stuart B. Burgdoerfer

*	Director	February 28, 2022
Pamela J. Craig

*	Director	February 28, 2022
Charles A. Davis

*	Director	February 28, 2022
Roger N. Farah

*	Director	February 28, 2022
Devin C. Johnson

*	Director	February 28, 2022
Jeffrey D. Kelly

*	Director	February 28, 2022
Barbara R. Snyder

*	Director	February 28, 2022
Jan E. Tighe

*	Director	February 28, 2022
Kahina Van Dyke

* Daniel P. Mascaro, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such person.

By:	/s/ Daniel P. Mascaro	February 28, 2022
Daniel P. Mascaro
Attorney-in-fact

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended March 13, 2018)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 3.1 therein)
3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended May 7, 2021)	Quarterly Report on Form 10-Q (filed on August 3, 2021; Exhibit 3.1 therein)
4	4.1	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 4.2 therein)
4	4.2	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 4.3 therein)
4	4.3	Form of 4.35% Senior Notes due 2044, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.2 therein)
4	4.4	Form of 3.70% Senior Notes due 2045, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.2 therein)
4	4.5	Form of 2.45% Senior Notes due 2027, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.2 therein)
4	4.6	Form 4.125% Senior Note Due 2047, issued in the aggregate principal amount of $850,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.2 therein)
4	4.7	Form 4.20% Senior Note Due 2048, issued in the aggregate principal amount of $600,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.2 therein)
4	4.8	Form 4.00% Senior Note Due 2029, issued in the aggregate principal amount of $550,000,000	Current Report on Form 8-K (filed on October 23, 2018; Exhibit 4.2 therein)
4	4.9	Form of certificate representing Series B Fixed-to-Floating Rate Cumulative Perpetual Serial Preferred Shares	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.3 therein)
4	4.10	Indenture dated as of September 12, 2018 between The Progressive Corporation and U.S. Bank National Association, Trustee (including table of contents and cross-reference sheet)	Registration Statement No. 333-227315 (filed on September 13, 2018; exhibit 4.2 therein)
4	4.11	First Supplemental Indenture dated October 23, 2018 between The Progressive Corporation and U.S. Bank National	Current Report on Form 8-K (filed on October 23, 2018; Exhibit 4.1 therein)
4	4.12	Second Supplemental Indenture dated March 26, 2020 between The Progressive Corporation and U.S. Bank National Association, as trustee	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.1 therein)
4	4.13	Form of 3.20% Senior Note due 2030, issued in the aggregate principal amount of $500,000,000	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.2 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.14	Form of 3.95% Senior Note due 2050, issued in the aggregate principal amount of $500,000,000	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.3 therein)
4	4.15
Indenture dated as of September 15, 1993 between The Progressive Corporation and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)
			Registration Statement No. 333-48935 (filed on March 31, 1998; Exhibit 4.1 therein)
4	4.16	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company	Registration Statement No. 333-01745 (filed on March 15, 1996; Exhibit 4.2 therein)
4	4.17	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed on October 22, 2002; Exhibit 4.3 therein)
4	4.18	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.5 therein)
4	4.19
Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the 1993 Senior Indenture.
			Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.6 therein)
4	4.20	Seventh Supplemental Indenture dated April 25, 2014 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.1 therein)
4	4.21	Eighth Supplemental Indenture dated January 26, 2015 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.1 therein)
4	4.22	Ninth Supplemental Indenture dated August 25, 2016 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.1 therein)
4	4.23	Tenth Supplemental Indenture dated April 6, 2017 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.1 therein)
4	4.24	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Annual Report on Form 10-K (filed on March 2, 2020; Exhibit 4.23 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.25	Eleventh Supplemental Indenture dated March 14, 2018 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.1 therein)
4	4.26	Form of Confirmation Letter-Discretionary Line of Credit from PNC Bank, National Association to The Progressive Corporation	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 4.1 therein)
4	4.27	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association, to The Progressive Corporation (2020 Amendment)	Quarterly Report on Form 10-Q (filed on August 4, 2020; Exhibit 5.1 therein)
4	4.28	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association, to The Progressive Corporation (2021 Amendment)	Quarterly Report on Form 10-Q (filed on August 3, 2021; Exhibit 4.1 therein)
4	4.29	Form of Discretionary Line of Credit Note from The Progressive Corporation to PNC Bank, National Association	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 4.2 therein)
10(iii)	10.1	The Progressive Corporation 2022 Gainshare Plan	Filed herewith
10(iii)	10.2	The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on February 4, 2015; Exhibit 10.1 therein)
10(iii)	10.3	Form of Restricted Stock Unit Award Agreement for 2020 Time-Based Awards (Executive Officers) under the Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 10.1 therein)
10(iii)	10.4	Form of Restricted Stock Unit Award Agreement for 2021 Time-Based Awards under the Progressive Corporation 2015 Equity Incentive Plan (for 2021)	Current Report on Form 8-K (filed on March 25, 2021; Exhibit 10.1 therein)
10(iii)	10.5	Form of Restricted Stock Unit Award Agreement for 2020 Time-Based Awards under the Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 10.2 therein)
10(iii)	10.6	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2019)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 10.1 therein)
10(iii)	10.7	Form of Restricted Stock Unit Award Agreement for 2018 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 21, 2018; Exhibit 10.1 therein)
10(iii)	10.8	Form of Restricted Stock Unit Award Agreement (2018 Special Time-Based Award) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on August 23, 2018; Exhibit 10 therein)
10(iii)	10.9	Form of Restricted Stock Unit Award Agreement for 2021 Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2021)	Current Report on Form 8-K (filed on March 25, 2021; Exhibit 10.2 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.10	Form of Restricted Stock Unit Award Agreement for 2020 Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 10.3 therein)
10(iii)	10.11	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2019)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 10.3 therein)
10(iii)	10.12	Form of Restricted Stock Unit Award Agreement for 2021 Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2021)	Current Report on Form 8-K (filed on March 25, 2021; Exhibit 10.3 therein)
10(iii)	10.13	Form of Restricted Stock Unit Award Agreement for 2020 Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 10.4 therein)
10(iii)	10.14	Form of Restricted Stock Unit Award Agreement for 2020 Special Time/Performance-Based Award under The Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Annual Report on Form 10-K (filed on March 1, 2021; Exhibit 10.14 therein)
10(iii)	10.15	The Progressive Corporation 2017 Directors Equity Incentive Plan	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.1 therein)
10(iii)	10.16	Form of Restricted Stock Award Agreement under The Progressive Corporation 2017 Directors Equity Incentive Plan (for 2021)	Quarterly Report on Form 10-Q (filed on August 3, 2021; Exhibit 10.1 therein)
10(iii)	10.17	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.3 therein)
10(iii)	10.18	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.4 therein)
10(iii)	10.19	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.5 therein)
10(iii)	10.20	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.6 therein)
10(iii)	10.21	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.7 therein)
10(iii)	10.22	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.8 therein)
10(iii)	10.23	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.9 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.24	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.10 therein)
10(iii)	10.25	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.11 therein)
10(iii)	10.26	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Current Report on Form 8-K (filed on October 14, 2014; Exhibit 10 therein)
10(iii)	10.27	Third Amendment to the Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.53 therein)
10(iii)	10.28	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on November 2, 2017; Exhibit 10 therein)
10(iii)	10.29	The Progressive Corporation Executive Deferred Compensation Plan (2018 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on July 31, 2018; Exhibit 10 therein)
10(iii)	10.30	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.23 therein)
10(iii)	10.31	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.24 therein)
10(iii)	10.32	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.25 therein)
10(iii)	10.33	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.26 therein)
10(iii)	10.34	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.27 therein)
10(iii)	10.35	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.28 therein)
10(iii)	10.36	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.29 therein)
10(iii)	10.37	Seventh Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.30 therein)
10(iii)	10.38	Eighth Amendment to The Progressive Corporation Executive Deferred Compensation Trust (2002 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2019; Exhibit 10.49 therein)
10(iii)	10.39	Ninth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.5 therein)
10(iii)	10.40	Tenth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.6 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.41	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 10.91 therein)
10(iii)	10.42	The Progressive Corporation Directors Deferral Plan (2015 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.77 therein)
10(iii)	10.43	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 10.4 therein)
10(iii)	10.44	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2019; Exhibit 10.56 therein)
10(iii)	10.45	Director Compensation Schedule for 2021-2022 Term	Filed herewith
10(iii)	10.46	The Progressive Corporation Executive Separation Allowance Plan (2021 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 4, 2021; Exhibit 10.4 therein)
10(iii)	10.47	First Amendment to The Progressive Corporation Executive Separation Allowance Plan (2021 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on August 3, 2021; Exhibit 10.3 therein)
10(iii)	10.48	2022 Progressive Capital Management Annual Incentive Plan	Filed herewith
10(iii)	10.49	Chief Marketing Officer Offer Letter	Filed herewith
13	13	The Progressive Corporation 2021 Annual Report to Shareholders	Filed herewith
21	21	Subsidiaries of The Progressive Corporation	Filed herewith
23	23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	24	Powers of Attorney	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer	Filed herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document).	Filed herewith