Form 10-Q
period 2022-03-31
PROGRESSIVE CORP/OH/
filed 2022-05-02
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
Common Shares, $1.00 par value: 584,877,492 outstanding at March 31, 2022

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

Three Months Ended March 31,	2022	2021
(millions — except per share amounts)
Revenues
Net premiums earned	$11,802.9	$10,420.2
Investment income	242.2	220.2
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	(54.5)	143.8
Net holding period gains (losses) on securities	(388.6)	441.5
Net impairment losses recognized in earnings	(2.2)	0
Total net realized gains (losses) on securities	(445.3)	585.3
Fees and other revenues	174.0	165.7
Service revenues	67.7	53.8
Total revenues	11,841.5	11,445.2
Expenses
Losses and loss adjustment expenses	8,858.4	7,110.5
Policy acquisition costs	963.4	874.4
Other underwriting expenses	1,506.3	1,481.1
Investment expenses	5.7	5.6
Service expenses	63.2	49.3
Interest expense	54.3	56.4
Total expenses	11,451.3	9,577.3
Net Income
Income before income taxes	390.2	1,867.9
Provision for income taxes	76.3	387.9
Net income	313.9	1,480.0
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	(1,426.9)	(539.6)
Net unrealized losses on forecasted transactions	0.2	0.2
Foreign currency translation adjustment	0.2	0
Other comprehensive income (loss)	(1,426.5)	(539.4)
Comprehensive income (loss)	$(1,112.6)	$940.6
Computation of Earnings Per Common Share
Net income	$313.9	$1,480.0
Less: Preferred share dividends	6.7	6.7
Net income available to common shareholders	$307.2	$1,473.3
Average common shares outstanding - Basic	584.3	584.9
Net effect of dilutive stock-based compensation	2.0	2.0
Total average equivalent common shares - Diluted	586.3	586.9
Basic: Earnings per common share	$0.53	$2.52
Diluted: Earnings per common share	$0.52	$2.51

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,
(millions — except per share amounts)	2022	2021	2021
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $48,082.7, $38,564.0, and $43,794.2)	$46,316.4	$39,091.8	$43,873.1
Short-term investments (amortized cost: $529.9, $2,243.1, and $942.6)	529.9	2,243.1	942.6
Total available-for-sale securities	46,846.3	41,334.9	44,815.7
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $1,545.5, $1,428.9, and $1,571.8)	1,527.5	1,482.2	1,639.9
Common equities (cost: $1,281.7, $1,229.5, and $1,264.1)	4,812.6	4,583.5	5,058.5
Total equity securities	6,340.1	6,065.7	6,698.4
Total investments	53,186.4	47,400.6	51,514.1
Cash and cash equivalents	272.7	122.9	187.1
Restricted cash and cash equivalents	14.6	0.3	15.0
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	287.3	123.2	202.1
Accrued investment income	193.4	166.0	181.7
Premiums receivable, net of allowance for credit losses of $276.2, $265.3, and $280.4	10,519.0	9,218.8	9,399.5
Reinsurance recoverables	5,025.0	4,143.2	4,980.5
Prepaid reinsurance premiums	455.1	667.6	457.6
Deferred acquisition costs	1,407.7	1,309.1	1,355.6
Property and equipment, net of accumulated depreciation of $1,455.7, $1,318.5, and $1,407.4	1,104.4	1,077.4	1,137.3
Goodwill	452.7	452.7	452.7
Intangible assets, net of accumulated amortization of $142.2, $340.3, and $383.8	102.7	157.2	117.3
Net federal deferred income taxes	370.5	0	0
Other assets	825.4	697.5	1,333.9
Total assets	$73,929.6	$65,413.3	$71,132.3
Liabilities and Shareholders’ Equity
Unearned premiums	$16,991.4	$15,045.9	$15,615.8
Loss and loss adjustment expense reserves	26,754.2	21,063.7	26,164.1
Net federal deferred income taxes	0	241.5	152.9
Dividends payable on common shares	58.5	58.5	58.5
Accounts payable, accrued expenses, and other liabilities	6,688.7	5,770.4	6,010.6
Debt[1]	6,385.6	5,396.8	4,898.8
Total liabilities	56,878.4	47,576.8	52,900.7
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.6, 797.5, and 797.6, including treasury shares of 212.7, 212.3, and 213.2)	584.9	585.2	584.4
Paid-in capital	1,788.6	1,685.5	1,772.9
Retained earnings	15,569.6	14,679.6	15,339.7
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	(1,370.7)	407.7	56.2
Net unrealized losses on forecasted transactions	(14.7)	(15.4)	(14.9)
Foreign currency translation adjustment	(0.4)	0	(0.6)
Total accumulated other comprehensive income (loss)	(1,385.8)	392.3	40.7
Total shareholders’ equity	17,051.2	17,836.5	18,231.6
Total liabilities and shareholders’ equity	$73,929.6	$65,413.3	$71,132.3
1 Consists of long-term debt. See Note 4 – Debt for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Three Months Ended March 31,	2022	2021
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$493.9	$493.9
Balance, end of period	493.9	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	584.4	585.2
Treasury shares purchased	(0.3)	(0.9)
Net restricted equity awards issued/vested	0.8	0.9
Balance, end of period	584.9	585.2
Paid-In Capital
Balance, beginning of period	1,772.9	1,672.9
Amortization of equity-based compensation	17.3	15.8
Treasury shares purchased	(0.8)	(2.7)
Net restricted equity awards issued/vested	(0.8)	(0.9)
Reinvested dividends on restricted stock units	0	0.4
Balance, end of period	1,788.6	1,685.5
Retained Earnings
Balance, beginning of period	15,339.7	13,354.9
Net income	313.9	1,480.0
Treasury shares purchased	(27.6)	(81.2)
Cash dividends declared on common shares ($0.10 and $0.10 per share)	(58.4)	(58.4)
Reinvested dividends on restricted stock units	0	(0.4)
Other, net	2.0	(15.3)
Balance, end of period	15,569.6	14,679.6
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	40.7	931.7
Other comprehensive income (loss)	(1,426.5)	(539.4)
Balance, end of period	(1,385.8)	392.3
Total shareholders’ equity	$17,051.2	$17,836.5
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2022	2021
(millions)
Cash Flows From Operating Activities
Net income	$313.9	$1,480.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71.1	62.9
Amortization of intangible assets	14.6	14.2
Net amortization of fixed-income securities	27.0	31.7
Amortization of equity-based compensation	17.3	15.8
Net realized (gains) losses on securities	445.3	(585.3)
Net (gains) losses on disposition of property and equipment	3.3	(1.1)
Changes in:
Premiums receivable	(1,119.5)	(1,058.7)
Reinsurance recoverables	(44.5)	(123.8)
Prepaid reinsurance premiums	2.5	(299.5)
Deferred acquisition costs	(52.1)	(71.9)
Income taxes	76.2	283.8
Unearned premiums	1,375.6	1,608.4
Loss and loss adjustment expense reserves	590.1	797.9
Accounts payable, accrued expenses, and other liabilities	545.1	380.1
Other, net	236.4	80.0
Net cash provided by operating activities	2,502.3	2,614.5
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(11,453.4)	(10,421.4)
Equity securities	(74.3)	(196.7)
Sales:
Fixed maturities	5,889.9	5,590.3
Equity securities	59.2	63.0
Maturities, paydowns, calls, and other:
Fixed maturities	1,177.6	1,948.6
Equity securities	39.3	39.7
Net (purchases) sales of short-term investments	413.1	2,976.8
Net unsettled security transactions	212.6	267.6
Purchases of property and equipment	(73.0)	(50.5)
Sales of property and equipment	6.5	7.5
Net cash provided by (used in) investing activities	(3,802.5)	224.9
Cash Flows From Financing Activities
Dividends paid to common shareholders	(58.5)	(2,694.5)
Dividends paid to preferred shareholders	(13.4)	(13.4)
Acquisition of treasury shares for restricted stock tax liabilities	(28.7)	(30.0)
Acquisition of treasury shares acquired in open market	0	(54.8)
Net proceeds from debt issuances	1,486.0	0
Net cash provided by (used in) financing activities	1,385.4	(2,792.7)
Increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	85.2	46.7
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	202.1	76.5
Cash, cash equivalents, restricted cash, and restricted cash equivalents – March 31	$287.3	$123.2

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation, our wholly owned insurance and non-insurance subsidiaries, and affiliates, in which we have a controlling financial interest (Progressive).
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2022, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report to Shareholders).
We perform analyses to evaluate our premiums receivable for expected credit losses. See the 2021 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months Ended March 31,
(millions)	2022	2021
Allowance for credit losses, beginning of period	$280.4	$356.2
Increase in allowance[1]	93.9	60.9
Write-offs[2]	(98.1)	(151.8)
Allowance for credit losses, end of period	$276.2	$265.3
1 Represents the incremental increase in other underwriting expenses.
2 Represents portion of allowance that is reversed when premiums receivable are written off.
Premium receivable balances are written off once we have exhausted our collection efforts. The higher write-offs during the first quarter 2021, along with experiencing greater collections than anticipated, resulting in part from changes in consumer spending habits and government stimulus spending during the period, contributed to the lower increase in the credit loss allowance taken during the period, compared to the first quarter 2022. During the first quarter 2021, we wrote off premium receivables that were reserved during 2020, when moratoriums and billing leniency efforts were put into place during the novel coronavirus, COVID-19, pandemic. The year-over-year increase in the balance of the allowance for credit losses at March 31, 2022, compared to March 31, 2021, primarily reflects a higher amount of premium receivables determined to be at risk of being uncollectible, driven by the growth in our premiums receivable balance.
Other assets on the consolidated balance sheets include certain long-lived assets that are considered “held for sale.” The fair value of these held-for-sale assets, less the estimated costs to sell, was $20.2 million at March 31, 2022, $55.1 million at March 31, 2021, and $10.8 million at December 31, 2021.

Note 2 Investments — The following tables present the composition of our investment portfolio by major security type. Our securities are reported in our consolidated balance sheets at fair value. The changes in fair value for our fixed-maturity securities (other than hybrid securities) are reported as a component of accumulated other comprehensive income (loss), net of deferred income taxes, in our consolidated balance sheets. The net holding period gains (losses) reported below represent the inception-to-date changes in fair value of the securities. The changes in the net holding period gains (losses) between periods for the hybrid securities and equity securities are recorded as a component of net realized gains (losses) on securities in our consolidated statements of comprehensive income.

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2022
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$20,399.6	$5.9	$(876.7)	$0	$19,528.8	36.7%
State and local government obligations	2,236.9	4.4	(97.1)	0	2,144.2	4.0
Foreign government obligations	18.3	0	(0.9)	0	17.4	0.1
Corporate debt securities	11,590.2	31.2	(315.5)	(25.9)	11,280.0	21.2
Residential mortgage-backed securities	962.3	1.1	(5.1)	(7.2)	951.1	1.8
Commercial mortgage-backed securities	7,296.4	2.2	(380.1)	0	6,918.5	13.0
Other asset-backed securities	5,359.9	1.1	(103.6)	(1.5)	5,255.9	9.9
Redeemable preferred stocks	219.1	0.1	(1.8)	3.1	220.5	0.4
Total fixed maturities	48,082.7	46.0	(1,780.8)	(31.5)	46,316.4	87.1
Short-term investments	529.9	0	0	0	529.9	1.0
Total available-for-sale securities	48,612.6	46.0	(1,780.8)	(31.5)	46,846.3	88.1
Equity securities:
Nonredeemable preferred stocks	1,545.5	0	0	(18.0)	1,527.5	2.9
Common equities	1,281.7	0	0	3,530.9	4,812.6	9.0
Total equity securities	2,827.2	0	0	3,512.9	6,340.1	11.9
Total portfolio[1]	$51,439.8	$46.0	$(1,780.8)	$3,481.4	$53,186.4	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2021
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$16,002.7	$181.7	$(111.0)	$0	$16,073.4	33.9%
State and local government obligations	2,574.8	65.3	(16.0)	0	2,624.1	5.6
Corporate debt securities	10,095.2	368.1	(24.0)	(3.1)	10,436.2	22.0
Residential mortgage-backed securities	548.3	5.7	(0.8)	0	553.2	1.2
Commercial mortgage-backed securities	5,868.3	68.8	(45.1)	0	5,892.0	12.4
Other asset-backed securities	3,293.5	30.6	(0.7)	0	3,323.4	7.0
Redeemable preferred stocks	181.2	2.9	(2.0)	7.4	189.5	0.4
Total fixed maturities	38,564.0	723.1	(199.6)	4.3	39,091.8	82.5
Short-term investments	2,243.1	0	0	0	2,243.1	4.7
Total available-for-sale securities	40,807.1	723.1	(199.6)	4.3	41,334.9	87.2
Equity securities[2]:
Nonredeemable preferred stocks	1,428.9	0	0	53.3	1,482.2	3.1
Common equities	1,229.5	0	0	3,354.0	4,583.5	9.7
Total equity securities	2,658.4	0	0	3,407.3	6,065.7	12.8
Total portfolio[1]	$43,465.5	$723.1	$(199.6)	$3,411.6	$47,400.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2021
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$18,586.1	$92.9	$(190.8)	$0	$18,488.2	35.9%
State and local government obligations	2,162.6	36.7	(14.0)	0	2,185.3	4.2
Foreign government obligations	17.9	0	0	0	17.9	0.1
Corporate debt securities	10,526.2	202.6	(33.4)	(3.3)	10,692.1	20.7
Residential mortgage-backed securities	787.7	2.3	(0.6)	0.6	790.0	1.5
Commercial mortgage-backed securities	6,561.0	38.9	(64.3)	0	6,535.6	12.7
Other asset-backed securities	4,981.8	13.3	(12.4)	(0.4)	4,982.3	9.7
Redeemable preferred stocks	170.9	0.7	(0.5)	10.6	181.7	0.4
Total fixed maturities	43,794.2	387.4	(316.0)	7.5	43,873.1	85.2
Short-term investments	942.6	0	0	0	942.6	1.8
Total available-for-sale securities	44,736.8	387.4	(316.0)	7.5	44,815.7	87.0
Equity securities:
Nonredeemable preferred stocks	1,571.8	0	0	68.1	1,639.9	3.2
Common equities	1,264.1	0	0	3,794.4	5,058.5	9.8
Total equity securities	2,835.9	0	0	3,862.5	6,698.4	13.0
Total portfolio[1]	$47,572.7	$387.4	$(316.0)	$3,870.0	$51,514.1	100.0%
1 Includes $356.0 million, $363.1 million, and $143.4 million of net unsettled security purchase transactions at March 31, 2022 and 2021, and December 31, 2021, respectively, with the offsetting payable included in other liabilities.
The total fair value of the portfolio at March 31, 2022 and 2021, and December 31, 2021, included $5.1 billion, $3.7 billion, and $4.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.
2 Includes a $25.0 million reclassification from nonredeemable preferred stock to common equities to reflect the prior year conversion of a security and to conform to the current year classification.
At March 31, 2022, bonds and certificates of deposit in the principal amount of $470.5 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at March 31, 2022 or 2021, or December 31, 2021. At March 31, 2022, we did not hold any debt securities that were non-income producing during the preceding 12 months.
Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.
We invested in repurchase and reverse repurchase transactions during 2022 and 2021, but did not have any open positions at March 31, 2022 and 2021, or December 31, 2021. To the extent we enter into repurchase or reverse repurchase transactions, consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our consolidated balance sheets, despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	March 31,
(millions)	2022	2021	December 31, 2021
Fixed Maturities:
Corporate debt securities	$535.8	$295.0	$479.1
Residential mortgage-backed securities	721.7	35.0	536.2
Other asset-backed securities	75.0	31.9	89.2
Redeemable preferred stocks	152.1	127.5	130.8
Total hybrid securities	$1,484.6	$489.4	$1,235.3
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
Fixed Maturities The composition of fixed maturities by maturity at March 31, 2022, was:

(millions)	Cost	Fair Value
Less than one year	$5,702.8	$5,670.9
One to five years	29,007.2	28,094.9
Five to ten years	13,251.5	12,430.7
Ten years or greater	121.2	119.9
Total	$48,082.7	$46,316.4
Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities that do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.

Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2022
U.S. government obligations	116	$18,478.0	$(876.7)	97	$15,467.4	$(649.4)	19	$3,010.6	$(227.3)
State and local government obligations	290	1,767.7	(97.1)	279	1,627.3	(82.1)	11	140.4	(15.0)
Foreign government obligations	1	17.4	(0.9)	1	17.4	(0.9)	0	0	0
Corporate debt securities	416	7,830.6	(315.5)	407	7,623.8	(294.2)	9	206.8	(21.3)
Residential mortgage-backed securities	32	201.8	(5.1)	26	189.0	(4.1)	6	12.8	(1.0)
Commercial mortgage-backed securities	264	6,584.4	(380.1)	245	6,133.0	(327.9)	19	451.4	(52.2)
Other asset-backed securities	269	4,927.4	(103.6)	263	4,873.8	(102.7)	6	53.6	(0.9)
Redeemable preferred stocks	3	37.4	(1.8)	2	26.4	(0.3)	1	11.0	(1.5)
Total fixed maturities	1,391	$39,844.7	$(1,780.8)	1,320	$35,958.1	$(1,461.6)	71	$3,886.6	$(319.2)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2021
U.S. government obligations	36	$8,612.2	$(111.0)	35	$8,598.6	$(109.7)	1	$13.6	$(1.3)
State and local government obligations	92	816.0	(16.0)	92	816.0	(16.0)	0	0	0
Corporate debt securities	79	1,751.4	(24.0)	76	1,698.4	(23.9)	3	53.0	(0.1)
Residential mortgage-backed securities	21	123.4	(0.8)	6	94.4	(0.2)	15	29.0	(0.6)
Commercial mortgage-backed securities	95	2,542.2	(45.1)	77	2,023.9	(41.7)	18	518.3	(3.4)
Other asset-backed securities	43	505.8	(0.7)	36	477.6	(0.5)	7	28.2	(0.2)
Redeemable preferred stocks	1	10.5	(2.0)	0	0	0	1	10.5	(2.0)
Total fixed maturities	367	$14,361.5	$(199.6)	322	$13,708.9	$(192.0)	45	$652.6	$(7.6)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2021
U.S. government obligations	92	$14,745.8	$(190.8)	85	$13,790.8	$(158.5)	7	$955.0	$(32.3)
State and local government obligations	127	954.2	(14.0)	122	927.3	(13.1)	5	26.9	(0.9)
Corporate debt securities	220	3,496.6	(33.4)	219	3,491.7	(33.3)	1	4.9	(0.1)
Residential mortgage-backed securities	20	138.6	(0.6)	14	135.4	(0.5)	6	3.2	(0.1)
Commercial mortgage-backed securities	168	4,315.4	(64.3)	165	4,295.0	(63.9)	3	20.4	(0.4)
Other asset-backed securities	178	3,204.7	(12.4)	176	3,200.6	(12.3)	2	4.1	(0.1)
Redeemable preferred stocks	1	12.0	(0.5)	0	0	0	1	12.0	(0.5)
Total fixed maturities	806	$26,867.3	$(316.0)	781	$25,840.8	$(281.6)	25	$1,026.5	$(34.4)
The increase in the number of securities in an unrealized loss position since both March 31, 2021 and December 31, 2021, was primarily the result of an increase in interest rates. As of March 31, 2022, we had two corporate debt securities and two residential mortgage-backed securities that had their credit ratings downgraded during the quarter, with a combined fair value of $27.9 million and an unrealized loss of $1.0 million.
A review of the securities in an unrealized loss position indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible during the first three months of 2022 or 2021, and did not have a material credit loss allowance balance as of March 31, 2022 and 2021, or December 31, 2021. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included:

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
As of March 31, 2022 and 2021, and December 31, 2021, we believe none of the unrealized losses relate to material credit losses on any specific securities, or in the aggregate, based on our review. We continue to expect all the securities in our portfolio to pay their principal and interest obligations.
In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at March 31, 2022 and 2021, and December 31, 2021, to determine if the accrued interest amounts were determined to be uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal, obligations and, therefore, did not write off any accrued income as uncollectible at March 31, 2022 and 2021, or December 31, 2021.

Realized Gains (Losses) The components of net realized gains (losses) for the three months ended March 31, were:

	Three Months
(millions)	2022	2021
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$3.3	$66.6
State and local government obligations	0	30.2
Corporate and other debt securities	4.5	20.7
Residential mortgage-backed securities	0.1	0
Commercial mortgage-backed securities	0	29.8
Other asset-backed securities	0.1	0.7
Total available-for-sale securities	8.0	148.0
Equity securities:
Nonredeemable preferred stocks	17.3	17.3
Common equities	0.5	1.1
Total equity securities	17.8	18.4
Subtotal gross realized gains on security sales	25.8	166.4
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(69.2)	(19.6)
State and local government obligations	(1.0)	(0.2)
Corporate and other debt securities	(7.7)	(2.1)
Commercial mortgage-backed securities	0	(0.6)
Other asset-backed securities	(0.1)	(0.1)
Total available-for-sale securities	(78.0)	(22.6)
Equity securities:
Nonredeemable preferred stocks	(1.7)	0
Common equities	(0.6)	0
Total equity securities	(2.3)	0
Subtotal gross realized losses on security sales	(80.3)	(22.6)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	(65.9)	47.0
State and local government obligations	(1.0)	30.0
Corporate and other debt securities	(3.2)	18.6
Residential mortgage-backed securities	0.1	0
Commercial mortgage-backed securities	0	29.2
Other asset-backed securities	0	0.6
Total available-for-sale securities	(70.0)	125.4
Equity securities:
Nonredeemable preferred stocks	15.6	17.3
Common equities	(0.1)	1.1
Total equity securities	15.5	18.4
Subtotal net realized gains (losses) on security sales	(54.5)	143.8
Net holding period gains (losses)
Hybrid securities	(39.0)	(10.9)
Equity securities	(349.6)	452.4
Subtotal net holding period gains (losses)	(388.6)	441.5
Other asset impairment	(2.2)	0
Total net realized gains (losses) on securities	$(445.3)	$585.3

Realized gains (losses) on securities sold are computed using the first-in-first-out method. During first quarter 2022, interest rates continued to rise and, as a result, valuations declined for most of our available-for-sale securities, and we recognized net losses on security sales. The majority of the sales activity was in our U.S. government obligations as securities were sold to invest in other portfolio sectors. The net holding period losses during first quarter 2022 were primarily the result of declines in the equity market. The other asset impairment loss was recorded as a result of our investment in a federal new markets tax credit fund, which was entered into during the second quarter 2021, and reported in other assets in the consolidated balance sheets.
The following table reflects our holding period realized gains (losses) recognized on equity securities held at the respective first quarter ends:

	Three Months
(millions)	2022	2021
Total net gains (losses) recognized during the period on equity securities	$(334.1)	$470.8
Less: Net gains (losses) recognized on equity securities sold during the period	15.5	18.4
Net holding period gains (losses) recognized during the period on equity securities held at period end	$(349.6)	$452.4
Net Investment Income The components of net investment income for the three months ended March 31, were:

	Three Months
(millions)	2022	2021
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$51.4	$30.4
State and local government obligations	9.2	13.4
Foreign government obligations	0.1	0
Corporate debt securities	68.1	85.2
Residential mortgage-backed securities	4.8	3.4
Commercial mortgage-backed securities	43.3	35.8
Other asset-backed securities	25.1	15.9
Redeemable preferred stocks	2.5	2.5
Total fixed maturities	204.5	186.6
Short-term investments	0.4	1.5
Total available-for-sale securities	204.9	188.1
Equity securities:
Nonredeemable preferred stocks	18.2	17.9
Common equities	19.1	14.2
Total equity securities	37.3	32.1
Investment income	242.2	220.2
Investment expenses	(5.7)	(5.6)
Net investment income	$236.5	$214.6
On a year-over-year basis, investment income (interest and dividends) increased 10% for the first three months of 2022, compared to the same period last year, due to an increase in average assets resulting from premium growth, underwriting profitability, and investing the $1.5 billion of proceeds from debt issued in March 2022, in part offset by a decrease in the pretax annualized investment income book yield on a year-over-year basis. The recurring investment book yield decreased 4.8% for the first three months of 2022, compared to the same period in 2021, as a result of reinvesting cash from sales, maturities, paydowns, and other redemptions at market yields that were slightly lower than the portfolio’s overall yield.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2022
Fixed maturities:
U.S. government obligations	$19,528.8	$0	$0	$19,528.8	$20,399.6
State and local government obligations	0	2,144.2	0	2,144.2	2,236.9
Foreign government obligations	0	17.4	0	17.4	18.3
Corporate debt securities	0	11,280.0	0	11,280.0	11,590.2
Subtotal	19,528.8	13,441.6	0	32,970.4	34,245.0
Asset-backed securities:
Residential mortgage-backed	0	951.1	0	951.1	962.3
Commercial mortgage-backed	0	6,918.5	0	6,918.5	7,296.4
Other asset-backed	0	5,255.9	0	5,255.9	5,359.9
Subtotal asset-backed securities	0	13,125.5	0	13,125.5	13,618.6
Redeemable preferred stocks:
Financials	0	61.2	0	61.2	62.6
Utilities	0	7.2	0	7.2	7.5
Industrials	10.3	141.8	0	152.1	149.0
Subtotal redeemable preferred stocks	10.3	210.2	0	220.5	219.1
Total fixed maturities	19,539.1	26,777.3	0	46,316.4	48,082.7
Short-term investments	512.9	17.0	0	529.9	529.9
Total available-for-sale securities	20,052.0	26,794.3	0	46,846.3	48,612.6
Equity securities:
Nonredeemable preferred stocks:
Financials	92.2	1,237.3	61.4	1,390.9	1,425.4
Utilities	0	78.1	0	78.1	80.0
Industrials	0	24.6	33.9	58.5	40.1
Subtotal nonredeemable preferred stocks	92.2	1,340.0	95.3	1,527.5	1,545.5
Common equities:
Common stocks	4,743.2	49.3	0	4,792.5	1,261.6
Other risk investments	0	0	20.1	20.1	20.1
Subtotal common equities	4,743.2	49.3	20.1	4,812.6	1,281.7
Total equity securities	4,835.4	1,389.3	115.4	6,340.1	2,827.2
Total portfolio	$24,887.4	$28,183.6	$115.4	$53,186.4	$51,439.8
Debt	$0	$6,692.6	$0	$6,692.6	$6,385.6

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2021
Fixed maturities:
U.S. government obligations	$16,073.4	$0	$0	$16,073.4	$16,002.7
State and local government obligations	0	2,624.1	0	2,624.1	2,574.8
Corporate debt securities	0	10,436.2	0	10,436.2	10,095.2
Subtotal	16,073.4	13,060.3	0	29,133.7	28,672.7
Asset-backed securities:
Residential mortgage-backed	0	553.2	0	553.2	548.3
Commercial mortgage-backed	0	5,892.0	0	5,892.0	5,868.3
Other asset-backed	0	3,323.4	0	3,323.4	3,293.5
Subtotal asset-backed securities	0	9,768.6	0	9,768.6	9,710.1
Redeemable preferred stocks:
Financials	0	50.6	0	50.6	51.0
Utilities	0	11.4	0	11.4	10.0
Industrials	10.6	116.9	0	127.5	120.2
Subtotal redeemable preferred stocks	10.6	178.9	0	189.5	181.2
Total fixed maturities	16,084.0	23,007.8	0	39,091.8	38,564.0
Short-term investments	2,227.8	15.3	0	2,243.1	2,243.1
Total available-for-sale securities	18,311.8	23,023.1	0	41,334.9	40,807.1
Equity securities:
Nonredeemable preferred stocks:
Financials	113.8	1,274.7	10.0	1,398.5	1,348.9
Utilities	0	41.9	0	41.9	39.9
Industrials	0	25.2	16.6	41.8	40.1
Subtotal nonredeemable preferred stocks	113.8	1,341.8	26.6	1,482.2	1,428.9
Common equities:
Common stocks	4,555.3	0	25.0	4,580.3	1,226.3
Other risk investments	0	0	3.2	3.2	3.2
Subtotal common equities	4,555.3	0	28.2	4,583.5	1,229.5
Total equity securities	4,669.1	1,341.8	54.8	6,065.7	2,658.4
Total portfolio	$22,980.9	$24,364.9	$54.8	$47,400.6	$43,465.5
Debt	$0	$6,195.2	$0	$6,195.2	$5,396.8

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2021
Fixed maturities:
U.S. government obligations	$18,488.2	$0	$0	$18,488.2	$18,586.1
State and local government obligations	0	2,185.3	0	2,185.3	2,162.6
Foreign government obligations	0	17.9	0	17.9	17.9
Corporate debt securities	0	10,692.1	0	10,692.1	10,526.2
Subtotal	18,488.2	12,895.3	0	31,383.5	31,292.8
Asset-backed securities:
Residential mortgage-backed	0	790.0	0	790.0	787.7
Commercial mortgage-backed	0	6,535.6	0	6,535.6	6,561.0
Other asset-backed	0	4,982.3	0	4,982.3	4,981.8
Subtotal asset-backed securities	0	12,307.9	0	12,307.9	12,330.5
Redeemable preferred stocks:
Financials	0	50.9	0	50.9	50.7
Utilities	0	0	0	0	0
Industrials	10.7	120.1	0	130.8	120.2
Subtotal redeemable preferred stocks	10.7	171.0	0	181.7	170.9
Total fixed maturities	18,498.9	25,374.2	0	43,873.1	43,794.2
Short-term investments	942.4	0.2	0	942.6	942.6
Total available-for-sale securities	19,441.3	25,374.4	0	44,815.7	44,736.8
Equity securities:
Nonredeemable preferred stocks:
Financials	115.3	1,305.7	76.4	1,497.4	1,451.7
Utilities	0	82.9	0	82.9	80.0
Industrials	0	25.2	34.4	59.6	40.1
Subtotal nonredeemable preferred stocks	115.3	1,413.8	110.8	1,639.9	1,571.8
Common equities:
Common stocks	4,991.6	50.0	0	5,041.6	1,247.2
Other risk investments	0	0	16.9	16.9	16.9
Subtotal common equities	4,991.6	50.0	16.9	5,058.5	1,264.1
Total equity securities	5,106.9	1,463.8	127.7	6,698.4	2,835.9
Total portfolio	$24,548.2	$26,838.2	$127.7	$51,514.1	$47,572.7
Debt	$0	$5,857.4	$0	$5,857.4	$4,898.8
Our portfolio valuations, excluding short-term investments, classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including pricing vendors, dealers/market makers, and exchange-quoted prices.
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
At March 31, 2022, vendor-quoted prices represented 81% of our Level 1 classifications (excluding short-term investments), compared to 78% and 79% at March 31, 2021 and December 31, 2021, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At March 31, 2022, vendor-quoted prices comprised 97% of our Level 2 classifications (excluding short-term investments and common stock), while dealer-quoted prices represented the remaining 3%, compared to 99% and 1%, and 98% and 2%, respectively, at March 31, 2021 and December 31, 2021. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
For our structured debt securities, including commercial, residential, and other asset-backed securities, we evaluate available market-related data for these and similar securities related to collateral, delinquencies, and defaults for historical trends and reasonably estimable projections, as well as historical prepayment rates and current prepayment assumptions and cash flow estimates. We further stratify each class of our structured debt securities into more finite sectors (e.g., planned amortization class, first pay, second pay, senior, subordinated, etc.) and use duration, credit quality, and coupon to determine if the fair value is appropriate.
For our corporate debt and preferred stock (redeemable and nonredeemable) portfolios, as well as the notes issued by The Progressive Corporation (see Note 4 – Debt), we review securities by duration, coupon, and credit quality, as well as changes in interest rate and credit spread movements within that stratification. The review also includes recent trades, including: volume traded at various levels that establish a market; issuer specific fundamentals; and industry specific economic news as it comes to light.
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
After all the valuations are received and our review of Level 2 securities is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected securities to Level 3.
Except as described below, our Level 3 securities are priced externally; however, due to several factors (e.g., nature of the securities, level of activity, and lack of similar securities trading to obtain observable market level inputs), these valuations are more subjective in nature.
To the extent we receive prices from external sources (e.g., broker, valuation firm) for the Level 3 securities, we review those prices for reasonableness using internally developed assumptions and then compare our derived prices to the prices received from the external sources. Based on our review, all prices received from external sources remained unadjusted.
If we do not receive prices from an external source, we perform an internal fair value comparison, which includes a review and analysis of market-comparable securities, to determine if fair value changes are needed. Based on this analysis, certain private equity investments included in the Level 3 category remain valued at cost or were priced using a recent transaction as the basis for fair value. At least annually, these private equity investments are priced by an external source.
Our Level 3 other risk investments include securities accounted for under the equity method of accounting and, therefore, are not subject to fair value reporting. Since these securities represent less than 0.1% of our total portfolio, we will continue to include them in our Level 3 disclosures and report the activity from these investments as “other” changes in the summary of changes in fair value table and categorize these securities as “pricing exemption securities” in the quantitative information table.
During 2021, we reclassified a Level 3 nonredeemable preferred stock held at December 31, 2020 to a Level 3 common stock to reflect that the security had converted during 2020. The security was transferred to Level 2 at December 31, 2021. At March 31, 2022 and 2021, and December 31, 2021, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
During 2022 and 2021, there were no material assets or liabilities measured at fair value on a nonrecurring basis. Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2022 and 2021:

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2021	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2022
Equity securities:
Nonredeemable preferred stocks:
Financials	$76.4	$0	$0	$(15.0)	$(17.2)	$17.2	$0	$61.4
Industrials	34.4	(0.5)	0	0	0	0	0	33.9
Common equities:
Other risk investments	16.9	3.2	0	0	0	0	0	20.1
Total Level 3 securities	$127.7	$2.7	$0	$(15.0)	$(17.2)	$17.2	$0	$115.4

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2020	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2021
Equity securities:
Nonredeemable preferred stocks:
Financials	$10.0	$0	$0	$0	$0	$0	$0	$10.0
Industrials	16.7	0	0	0	0	(0.1)	0	16.6
Common equities:
Common stocks	25.0	0	0	0	0	0	0	25.0
Other risk investments	3.1	0.1	0	0	0	0	0	3.2
Total Level 3 securities	$54.8	$0.1	$0	$0	$0	$(0.1)	$0	$54.8

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at March 31, 2022 and 2021, and December 31, 2021:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2022	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$95.3	Market comparables	Weighted average market capitalization price change %	(27.9)% to (12.7)%	(20.1)%
Subtotal Level 3 securities	95.3
Pricing exemption securities	20.1
Total Level 3 securities	$115.4

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2021	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$26.6	Market comparables	Weighted average market capitalization price change %	6.1% to 9.4%	8.2%
Common stocks	25.0	Market comparables	Weighted average market capitalization price change %	2.7% to 56.4%	9.0%
Subtotal Level 3 securities	51.6
Pricing exemption securities	3.2
Total Level 3 securities	$54.8
Note: The table was updated to agree with the current year presentation and to reflect the purchase of a nonredeemable preferred stock security in the second quarter 2020 that was subject to an automatic conversion to common stock during third quarter 2020.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2021	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$110.8	Market comparables	Weighted average market capitalization price change %	(20.2)% to (2.3)%	(7.7)%
Subtotal Level 3 securities	110.8
Pricing exemption securities	16.9
Total Level 3 securities	$127.7

Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	March 31, 2022		March 31, 2021		December 31, 2021
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021 (issued: $500.0, August 2011)	$0	$0	$499.9	$506.7	$0	$0
2.45% Senior Notes due 2027 (issued: $500.0, August 2016)	497.8	487.9	497.4	526.8	497.7	517.9
2.50% Senior Notes due 2027 (issued: $500.0, March 2022)	497.1	489.4	0	0	0	0
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	297.3	358.8	297.0	386.1	297.2	388.2
4.00% Senior Notes due 2029 (issued: $550.0, October 2018)	546.1	573.5	545.6	623.7	545.9	621.0
3.20% Senior Notes due 2030 (issued: $500.0, March 2020)	496.6	496.2	496.2	536.7	496.5	536.3
3.00% Senior Notes due 2032 (issued: $500.0, March 2022)	495.6	487.0	0	0	0	0
6.25% Senior Notes due 2032 (issued: $400.0, November 2002)	396.2	494.8	396.0	531.4	396.2	547.9
4.35% Senior Notes due 2044 (issued: $350.0, April 2014)	346.8	368.7	346.8	413.9	346.8	428.4
3.70% Senior Notes due 2045 (issued: $400.0, January 2015)	395.7	386.0	395.6	430.2	395.6	447.1
4.125% Senior Notes due 2047 (issued: $850.0, April 2017)	841.9	894.5	841.7	977.1	841.9	1,029.3
4.20% Senior Notes due 2048 (issued: $600.0, March 2018)	590.3	637.4	590.0	698.7	590.2	741.3
3.95% Senior Notes due 2050 (issued: $500.0, March 2020)	490.8	514.9	490.6	563.9	490.8	600.0
3.70% Senior Notes due 2052 (issued: $500.0, March 2022)	493.4	503.5	0	0	0	0
Total	$6,385.6	$6,692.6	$5,396.8	$6,195.2	$4,898.8	$5,857.4
The Progressive Corporation issued $500 million of 2.50% Senior Notes due 2027, $500 million of 3.00% Senior Notes due 2032, and $500 million of 3.70% Senior Notes due 2052 in March 2022, in an underwritten public offering. The net proceeds from the issuances, after deducting underwriters’ discounts, commissions, and other issuance costs, were approximately $1,486.0 million in aggregate. Consistent with the other senior notes issued by Progressive, interest on these notes is payable semiannually, principal is due at maturity, and the notes are redeemable, in whole or in part, at any time, subject to a treasury “make whole” provision.
There was no short-term debt outstanding at March 31, 2022 and December 31, 2021. Short-term debt outstanding at March 31, 2021 consisted of the $500 million 3.75% Senior Notes that matured in August 2021.
The Progressive Corporation has a line of credit with PNC Bank, National Association (PNC), in the maximum principal amount of $250 million. See the 2021 Annual Report to Shareholders for terms of this line of credit. We had no borrowings under the line of credit during the periods presented.
Note 5 Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At March 31, 2022 and 2021, and December 31, 2021, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the three months ended March 31, 2022, there have been no material changes in our reserve for uncertain tax positions.
The effective tax rate for the three months ended March 31, 2022, was 19.6%, compared to 20.8% for the same period last year, in part due to our permanent tax differences having a greater impact on the effective rate given our lower pre-tax income in the first quarter 2022, compared to the same period last year.

Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	March 31,
(millions)	2022	2021
Balance at January 1	$26,164.1	$20,265.8
Less reinsurance recoverables on unpaid losses	4,733.6	3,798.2
Net balance at January 1	21,430.5	16,467.6
Incurred related to:
Current year	8,667.6	6,986.1
Prior years	190.8	124.4
Total incurred	8,858.4	7,110.5
Paid related to:
Current year	3,601.4	3,029.3
Prior years	4,691.7	3,453.7
Total paid	8,293.1	6,483.0
Net balance at March 31	21,995.8	17,095.1
Plus reinsurance recoverables on unpaid losses	4,758.4	3,968.6
Balance at March 31	$26,754.2	$21,063.7
We experienced unfavorable reserve development of $190.8 million and $124.4 million during the first three months of 2022 and 2021, respectively, which is reflected as “incurred related to prior years” in the table above.
First Quarter 2022
•Approximately $146 million of the unfavorable prior year reserve development was attributable to accident year 2021, $23 million to accident year 2020, and the remainder to accident years 2019 and prior.
•Our personal auto products incurred about $106 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with the Agency and Direct auto businesses each contributing about half. The unfavorable development was primarily attributable to higher than anticipated severity of auto property damage payments on previously closed claims.
•Our Commercial Lines business experienced about $99 million of unfavorable development, primarily due to injury claims settling at costs higher than originally anticipated.
•Our Property business experienced about $16 million of favorable development, primarily attributable to lower losses than anticipated on 2021 catastrophe events.
•Our special lines business experienced about $2 million of unfavorable development.
First Quarter 2021
•Approximately $42 million of the unfavorable prior year reserve development was attributable to each accident year 2020 and 2019, and the remainder to accident years 2018 and prior.
•Our personal auto products incurred about $92 million of unfavorable loss and LAE reserve development, with about $57 million attributable to the Agency business. The unfavorable development was primarily attributable to a higher than anticipated frequency of reopened personal injury protection (PIP) claims, primarily in Florida, and higher than anticipated late reported losses occurring toward the end of 2020 but not reported until 2021.
•Our Commercial Lines business experienced about $29 million of unfavorable development, primarily due to the emergence of large injury claims at rates higher than originally anticipated.
•Our special lines business experienced about $5 million of favorable development and our Property business experienced about $8 million of unfavorable development during the first quarter.

Note 7 Supplemental Cash Flow Information — Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries, and are not considered part of the investment portfolio. The amount of reverse repurchase commitments held by these subsidiaries at March 31, 2022 and 2021, and December 31, 2021, were $152.2 million, $154.0 million, and $137.1 million, respectively. At March 31, 2022 and December 31, 2021, the restricted cash and cash equivalents of $14.6 million and $15.0 million, respectively, on our consolidated balance sheets primarily included collateral held against unpaid premiums.
Non-cash activity included the following in the respective periods:

	Three Months Ended March 31,
(millions)	2022	2021
Common share dividends[1]	$58.5	$58.5
Operating lease liabilities[2]	10.8	6.2
1 Declared but unpaid. See Note 9 – Dividends for further discussion.
2 From obtaining right-of-use assets.
We paid the following in the respective periods:

	Three Months Ended March 31,
(millions)	2022	2021
Income taxes	$0	$0.8
Interest	64.9	74.3
Operating lease liabilities	22.0	24.5
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

Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2022		2021
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$4,323.3	$288.6	$4,098.2	$547.5
Direct	4,793.6	150.4	4,431.7	414.6
Total Personal Lines[1]	9,116.9	439.0	8,529.9	962.1
Commercial Lines	2,127.2	202.4	1,417.8	228.5
Property[2]	558.1	8.3	472.5	(70.7)
Other indemnity[3]	0.7	(0.9)	0	0
Total underwriting operations	11,802.9	648.8	10,420.2	1,119.9
Fees and other revenues[4]	174.0	NA	165.7	NA
Service businesses	67.7	4.5	53.8	4.5
Investments[5]	(203.1)	(208.8)	805.5	799.9
Interest expense	NA	(54.3)	NA	(56.4)
Consolidated total	$11,841.5	$390.2	$11,445.2	$1,867.9
NA = Not applicable
1 Personal auto products accounted for 94% of the total Personal Lines segment net premiums earned during the three months ended March 31, 2022 and 2021; our special lines products (e.g., motorcycles, ATVs, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three months ended March 31, 2022 and 2021, pretax profit (loss) included $14.1 million and $14.2 million, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment. See Note 12 – Goodwill and Intangible Assets for further discussion.
3 Primarily includes run-off business operations.
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

	Three Months Ended March 31,
	2022		2021
	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio
Personal Lines
Agency	6.7%	93.3	13.4%	86.6
Direct	3.1	96.9	9.4	90.6
Total Personal Lines	4.8	95.2	11.3	88.7
Commercial Lines	9.5	90.5	16.1	83.9
Property[1]	1.5	98.5	(15.0)	115.0
Total underwriting operations	5.5	94.5	10.7	89.3
1 Included in the three months ended March 31, 2022 and 2021, is 2.5 points and 3.0 points, respectively, of amortization expense associated with intangible assets.

Note 9 Dividends — Following is a summary of our common and preferred share dividends that were declared and/or paid during the three months ended March 31, 2022 and 2021:

(millions, except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Common - Quarterly Dividends:
March 2022	April 2022	$0.10	$58.5
December 2021	January 2022	0.10	58.5
March 2021	April 2021	0.10	58.5
December 2020	January 2021	0.10	58.6

Common - Annual Variable Dividends:
December 2020	January 2021	4.50	2,635.9

Preferred Dividends:
December 2021	March 2022	26.875	13.4
December 2020	March 2021	26.875	13.4
1 The accrual is based on an estimate of common shares outstanding as of the record date and the common share accrual is recorded as dividends payable on common shares on the consolidated balance sheets.
See Note 14 – Dividends in our 2021 Annual Report to Shareholders for a discussion of our quarterly and annual common share dividends and our preferred share dividend policies, including a discussion of the $1.50 per common share, or $876.5 million in the aggregate, 2021 annual variable common share dividend that was declared and paid in the fourth quarter 2021.

Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2021	$52.3	$(11.6)	$40.7	$56.2	$(14.9)	$(0.6)
Other comprehensive income (loss) before reclassifications:
Investment securities	(1,851.7)	388.9	(1,462.8)	(1,462.8)	0	0
Foreign currency translation adjustment	0.3	(0.1)	0.2	0	0	0.2
Total other comprehensive income (loss) before reclassifications	(1,851.4)	388.8	(1,462.6)	(1,462.8)	0	0.2
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(45.5)	9.6	(35.9)	(35.9)	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	(45.7)	9.6	(36.1)	(35.9)	(0.2)	0
Total other comprehensive income (loss)	(1,805.7)	379.2	(1,426.5)	(1,426.9)	0.2	0.2
Balance at March 31, 2022	$(1,753.4)	$367.6	$(1,385.8)	$(1,370.7)	$(14.7)	$(0.4)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2020	$1,187.4	$(255.7)	$931.7	$947.3	$(15.6)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	(551.4)	115.8	(435.6)	(435.6)	0	0
Total other comprehensive income (loss) before reclassifications	(551.4)	115.8	(435.6)	(435.6)	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	131.7	(27.7)	104.0	104.0	0	0
Interest expense	(0.3)	0.1	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	131.4	(27.6)	103.8	104.0	(0.2)	0
Total other comprehensive income (loss)	(682.8)	143.4	(539.4)	(539.6)	0.2	0
Balance at March 31, 2021	$504.6	$(112.3)	$392.3	$407.7	$(15.4)	$0
In an effort to manage interest rate risk, we entered into forecasted transactions on certain of Progressive’s debt issuances. We expect to reclassify $0.5 million (pretax) into interest expense during the next 12 months, related to net unrealized losses on these forecasted transactions (see Note 4 – Debt in our 2021 Annual Report to Shareholders for further discussion).

Note 11 Litigation — The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies written by our insurance subsidiaries in the ordinary course of business. We consider all legal actions relating to such claims in establishing our loss and loss adjustment expense reserves.

In addition, The Progressive Corporation and/or its subsidiaries are named as defendants in a number of class action or individual lawsuits that challenge certain of the operations of the subsidiaries. These cases include and/or typically have included those alleging damages as a result of, among other things, our subsidiaries’ methods used for evaluating and paying medical or injury claims or benefits, including, but not limited to, certain bodily injury, personal injury protection, uninsured motorist/underinsured motorist (UM/UIM), and medical payment claims and for reimbursing medical costs incurred by Medicare/Medicaid beneficiaries; other claims handling procedures, including, but not limited to, challenges relating to our network of repair facilities, our methods used for estimating physical damage to vehicles for repair purposes and for evaluating the actual cash value of total loss vehicles, our payment of fees and taxes, our subrogation practices, our salvage practices, and our handling of diminution of value claims; homeowner claims handling practices and procedures; our assessment of fees related to insufficient funds or reversed payments; interpretations of the provisions of our insurance policies; our insurance product design; our premium actions in response to the COVID-19 pandemic; rating practices; certain marketing, sales, services, implementation and renewal practices and procedures, including with respect to accessibility; our usage-based insurance program; certain relationships with independent insurance agents; patent matters; alleged violation of the Telephone Consumer Protection Act; commercial disputes, including breach of contract; and certain employment practices, including claims relating to pay practices and fair employment practices, among other matters. Other insurance companies face many of these same issues.
The nature and volume of litigation pending against The Progressive Corporation and/or its insurance subsidiaries is similar to that which was disclosed in Note 12 – Litigation in our 2021 Annual Report to Shareholders.
We plan to contest the pending lawsuits vigorously, but may pursue settlement negotiations in some cases, as we deem appropriate. Although outcomes of pending cases are uncertain until final disposition, we establish accruals for these lawsuits when it is probable that a loss has been or will be incurred and we can reasonably estimate potential loss exposure, which may include a range of loss. As to lawsuits for which the loss is considered neither probable or estimable, or is considered probable but not estimable, we do not establish an accrual. Nevertheless, we continue to evaluate pending litigation to determine if any losses not deemed probable and estimable become so, at which point we would establish an accrual at our best estimate of the loss or range of loss.
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at March 31, 2022 and 2021, or December 31, 2021, and there were no material settlements during 2021 or the first three months of 2022. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2021 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2021 Annual Report to Shareholders.

Note 12 Goodwill and Intangible Assets
Goodwill
During the three months ended March 31, 2022, there were no changes to the carrying amount of goodwill. We annually assess goodwill for impairment during the fourth quarter or when circumstances warrant a review. No accumulated goodwill impairment losses have been recorded on any of the outstanding goodwill.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets:

(millions)	March 31, 2022	March 31, 2021	December 31, 2021
Intangible assets subject to amortization	$90.3	$144.8	$104.9
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$102.7	$157.2	$117.3
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.
Intangible assets subject to amortization consisted of the following:

(millions)	March 31, 2022			March 31, 2021			December 31, 2021
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$0	$0	$0	$256.2	$219.6	$36.6	$256.2	$247.1	$9.1
Agency relationships	159.2	79.6	79.6	159.2	68.3	90.9	159.2	76.8	82.4
Software rights	69.1	60.5	8.6	69.1	51.8	17.3	69.1	58.3	10.8
Trade name	3.6	1.5	2.1	0	0	0	3.6	1.0	2.6
Total	$231.9	$141.6	$90.3	$484.5	$339.7	$144.8	$488.1	$383.2	$104.9
Amortization expense was $14.6 million, compared to $14.2 million for the three months ended March 31, 2022 and 2021, respectively. During the first quarter 2022, the policies in force intangible asset, with a gross carrying value of $256.2 million, was fully amortized.
Note 13 New Accounting Standards — We did not adopt any new accounting standards during the three months ended March 31, 2022. We assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on our consolidated financial statements as well as material updates to previous assessments, if any, from our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no new material accounting standards issued in the three months ended March 31, 2022, that are expected to impact The Progressive Corporation or its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized growth in both premiums and policies in force in the first quarter 2022, compared to the same period last year. During the first quarter 2022, we generated an underwriting profit margin of 5.5%, which exceeded our target profit margin of 4% but was 5.2 points lower than the same period last year. Profitability is our most important financial goal and will take precedence over growth in times when we have to choose.
During the quarter, we generated $13.2 billion of net premiums written, which is an increase of $1.5 billion, or 12%, compared to first quarter 2021. We ended the first quarter 2022 with 26.4 million companywide policies in force, which is 0.8 million more policies than were in force at March 31, 2021. Personal Lines policies in force grew 2% year over year, while our Commercial Lines and Property businesses grew policies 16% and 9%, respectively. The lower growth in Personal Lines reflects the significant decrease in new personal auto applications in the first quarter 2022, compared to the same period last year, reflecting the personal auto rate increases taken during the last 12 months and decreased advertising spend on a year-over-year basis, in each of the last 9 months.
The lower underwriting profit margin for the first quarter 2022, compared to the first quarter 2021, resulted in a 42% decrease in underwriting profit. During the first quarter last year, we were still experiencing the benefits of lower loss costs as driving patterns had not yet returned to the level we were experiencing prior to the restrictions that were put into place during 2020 to stop or slow the spread of the novel coronavirus, COVID-19. In addition, as states started to lift restrictions and miles driven started to return to pre-pandemic levels after the first quarter 2021, we began to see loss costs rise as frequency and severity patterns began to shift, and inflation began to rise.
On a year-over-year basis, for the first quarter 2022, net income and comprehensive income decreased 79% and 218%, respectively. The decrease in net income was primarily driven by the 42% reduction in underwriting income and a 176% reduction in net realized gains/losses during the period, due to the change in equity market valuations. The decrease in comprehensive income was also driven by changes in the value of our portfolio as we recognized unrealized losses on our fixed-maturity securities of $1.4 billion in the first quarter of 2022, compared to unrealized losses of $539.6 million in the prior year, primarily reflecting an increase in interest rates throughout 2021 and into the first quarter 2022. We ended the quarter with $23.4 billion of total capital (debt plus shareholders’ equity), an increase of $0.3 billion from year-end 2021. During the quarter, we issued $1.5 billion of senior notes, split evenly between 5-year, 10-year, and 30-year maturities, to be used for general corporate purposes.
A. Insurance Operations
For the first quarter 2022, we experienced a companywide underwriting profit margin of 5.5%, compared to our target profit margin of 4% and an underwriting profit margin of 10.7% for the same period last year. Net premiums written grew 12% over the first quarter last year and policies in force grew 3% on a companywide basis. The distribution of profitability and growth varied by segment during the first quarter 2022 as discussed below.
Our Personal Lines, Commercial Lines, and Property businesses generated an underwriting profit of 4.8%, 9.5%, and 1.5%, respectively, during the quarter. Our personal auto incurred accident frequency was up about 2% for the first quarter 2022, compared to the prior year, while severity was up about 16%. The severity in vehicle accidents was higher than the prior year primarily attributable to the increase in the valuation of used vehicles, increasing our total loss and repair costs. On a year-over-year basis, the average wholesale price for used cars increased about 35%. During the quarter, catastrophe losses and actuarial development were fairly consistent on a year-over-year basis in our Personal Lines business. Our Property business recognized 17.8 points of catastrophe losses during the first quarter 2022, primarily due to March storms across the United States, compared to 30.6 points during the prior year period.
During the quarter, we continued to take actions to address profitability, in response to the continuing rising loss costs and other factors, and to strive to achieve our target goal of a 96 combined ratio on a calendar year basis. During the first quarter 2022, we implemented personal auto rate increases in 36 states, which represented about 75% of our trailing 12-month written premium. In the aggregate, rate changes for personal auto during the quarter increased rates on a countrywide basis about 7%, which follows a full year increase of about 8% in 2021. Of the rate increases that we elevated in both the second half of 2021 and the first quarter of 2022, we estimate that we have nearly 7 points still to earn in during the remainder of 2022. We currently believe that, with the exception of a few key states, the major personal auto rate increases are behind us. However, management continues to assess used car prices, miles driven, driving patterns, loss severity, weather events, inflation, and other components of expected loss costs on a state-by-state basis for our personal auto business and will file for rate adjustments where deemed necessary.

In addition to rate actions, we also continued to tighten underwriting criteria, limit bill plan payment options, and reduce advertising spend during the period where losses indicated rate inadequacy in our personal auto business. We reduced total advertising spend 8%, or 1.1 points, compared to the same period last year, based on performance against our media and underwriting targets in certain types of advertising. Consistent with rate actions, management will continue to assess where additional non-rate actions may be needed. These rate and non-rate measures resulted in fewer new business auto applications during the year and could impact personal auto growth in net premiums written and policies in force in future periods.
In our Property business, the targeted rate increases taken during the last 12 months, which averaged about 7%, are continuing to be earned into the book of business. We are continuing to take non-rate actions to reduce volatility in our results, which are primarily attributable to the impact from weather-related catastrophe losses. We plan to focus our growth efforts in states with traditionally less catastrophe exposure and limit growth in the coastal and hail prone states. In the second quarter 2022, we will start non-renewing about 60,000 policies in Florida and expect that it will take about one year to complete the process.
The rate and non-rate actions that began in 2021, and continued into the first quarter 2022, impacted both premium and volume growth on a year-over-year basis. We evaluate growth in terms of both net premiums written and policies in force growth. Our companywide net premiums written grew 12%, with Personal Lines growing 3%, Commercial Lines 63%, and Property 13%, primarily reflecting higher average written premium per policy and policy in force growth. On a companywide basis, policies in force grew 3%, with Personal Lines, Commercial Lines, and Property growing 2%, 16%, and 9%, respectively. Within Personal Lines, our Agency auto policies in force decreased 1% year over year, while the Direct auto and special lines policies increased 2% and 6%, respectively. The decrease in our auto policy in force growth is primarily attributable to the decrease in the growth of new applications compared to the first quarter last year as discussed below.
The significant increase in our Commercial Lines business in net premiums written primarily reflected growth in our transportation network company (TNC) business and the acquisition of Protective Insurance Corporation and subsidiaries (Protective Insurance) in June 2021. Our TNC business contributed nearly half of the growth in Commercial Lines, while Protective Insurance contributed about 7 points. Of the TNC growth, the increase is attributable to the renewal of certain policies for 12-month terms, compared to 6-month terms last year, an increase in projected mileage, which is the basis for computing premiums, rate increases taken to address profitability challenges, and a reduction in the amount of premiums ceded to external reinsurers. In addition, all of our business market targets had strong premium growth, although we experienced higher growth in our for-hire transportation business, driven by continued heightened demand for shipping services. See Item 1A – Risk Factors Section III. Operating Risks - We compete in property and casualty insurance markets that are highly competitive, in our Form 10-K for the year ended December 31, 2021, for a further discussion of some of the factors that might impact our Commercial Lines business and results.
At March 31, 2022, on a year-over-year basis, average written premiums grew 6% in personal auto, 19% in commercial auto (excluding TNC, business owners policy (BOP), and Protective Insurance products), and 5% in Property, reflecting rate increases taken beginning in 2021 in response to rising loss costs. Growth in our personal auto business continued to be impacted by the actions we are taking to address profitability in response to rising loss costs and increasing frequency and severity trends. Given that our Property policies are 12-month terms, compared to primarily 6-month policies in our personal auto business, these rate actions will take longer to earn in.
The rate and non-rate measures we started taking during 2021, and that continued into the first quarter 2022, resulted in fewer new business personal auto applications. During the first quarter 2022, new applications (i.e., issued policies) decreased 24% in our Personal Lines segment, with total new personal auto applications decreasing 26%. Agency auto new applications decreased 28% and Direct auto decreased 25%. New applications for our special lines products were down 9% during the first quarter 2022, primarily reflecting the significant new application growth during the first quarter last year, due to growth in RV, boat, and motorcycle demand. On a year-over-year basis for the first quarter 2022, renewal applications increased 5% in Personal Lines, with total personal auto renewal applications up 4% over the first quarter last year.
On a year-over-year basis for the first quarter 2022, new and renewal applications increased 8% and 13% in our Commercial Lines business (excluding our TNC, BOP, and Protective Insurance products). In our Property business, new applications decreased 6% and renewal applications increased 12% on a year-over-year basis.
While the rate and non-rate actions resulted in fewer new business personal auto applications during the quarter, we strongly believe that achieving our target profit margin takes precedence over growing premiums and the actions discussed above are necessary to position us well for the future. Nevertheless, we remain focused on growth and realize that to grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention continues to be one of our most important priorities. Our efforts to increase our share of multi-product households remains a key initiative and we will continue to make investments to improve the customer experience in order to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is our primary measure of customer retention in our Personal Lines, Commercial Lines, and Property businesses.
We evaluate total auto retention using a trailing 12-month and a trailing 3-month policy life expectancy. The latter does not address seasonality and can reflect more volatility. As of the end of the first quarter 2022, our trailing 12-month total personal auto policy life expectancy decreased 5%, compared to last year, with both the Agency and Direct channels down 6% and 4%, respectively. Our trailing 3-month policy life expectancy for personal auto was down 15% compared to last year. The decreases in policy life expectancy reflect the impact of the rate actions we have taken over the last year. Our Commercial Lines and special lines trailing 12-month policy life expectancy increased 7% and 4%, respectively, year over year, and Property decreased 7%.
B. Investments
The fair value of our investment portfolio was $53.2 billion at March 31, 2022, compared to $51.5 billion at December 31, 2021. The $1.7 billion increase from year-end 2021 reflects the proceeds of the $1.5 billion debt offering in March and solid cash flows from operations, partially offset by negative investment results.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At March 31, 2022, 16% of our portfolio was allocated to Group I securities and 84% to Group II securities, compared to 17% and 83%, respectively, at December 31, 2021.
Our recurring investment income generated a pretax book yield of 2.0% for the first quarter 2022, compared to 2.1% for the same period in 2021. Our investment portfolio produced a fully taxable equivalent (FTE) total return of (3.8)% and 0.3% for the first quarter 2022 and 2021, respectively, due to valuation declines in both our fixed-income and equity portfolios on a year-over-year basis. Our fixed-income and common stock portfolios had FTE total returns of (3.6)% and (4.9)%, respectively, for the first quarter 2022, compared to (0.9)% and 12.5%, respectively, last year. The fixed-income return variance was due to the upward shift in interest rates that we have seen throughout the past twelve months. The equity valuation changes reflect general market conditions.
At both March 31, 2022 and 2021, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 3.1 years, compared to AA- and 3.0 years at December 31, 2021. Our portfolio duration has remained relatively consistent over the previous twelve months and it remains below the midpoint of our 1.5-year to 5-year range.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. As primarily an auto insurer, our claims liabilities generally have a short-term duration. Operations generated positive cash flows of $2.5 billion and $2.6 billion for the three months ended March 31, 2022 and 2021, respectively. We believe cash flows are expected to remain positive in the reasonably foreseeable future and do not expect we will have a need to raise capital to support our operations in that time, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
Our total capital (debt plus shareholders’ equity) was $23.4 billion, at book value, at March 31, 2022, compared to $23.2 billion at March 31, 2021, and $23.1 billion at December 31, 2021. Our debt-to-total capital ratio, which reflects debt as a percent of debt plus shareholders’ equity, remained below 30% during all reported periods, consistent with our financial policy. Our debt-to-total capital ratio was 27.2% at March 31, 2022, 23.2% at March 31, 2021, and 21.2% at December 31, 2021. The increase from the prior periods reflects the issuance in March 2022 of $500 million of 2.50% Senior Notes due 2027, $500 million of 3.00% Senior Notes due 2032, and $500 million of 3.70% Senior Notes due 2052, in part offset by the maturity of our 3.75% Senior Notes during the third quarter 2021.
None of the covenants on our outstanding debt securities include rating or credit triggers that would require an adjustment of interest rates or an acceleration of principal payments in the event that our debt securities are downgraded by a rating agency. In April 2022, we renewed the unsecured discretionary line of credit (the “Line of Credit”) with PNC Bank, National Association, in the maximum principal amount of $250 million. We did not engage in short-term borrowings, including any borrowings under our Line of Credit, to fund our operations or for liquidity purposes during the reported periods.
During the first three months of 2022, we returned capital to shareholders primarily through common share dividends. In March 2022, our Board of Directors declared a $0.10 per common share dividend, or $58.5 million in the aggregate, which was paid in April 2022. In January 2022, we also paid common share dividends in the aggregate amount of $58.5 million, or $0.10 per share (see Note 9 – Dividends for further discussion). In addition to the common share dividends, in March 2022, we paid Series B Preferred Share dividends in the aggregate amount of $13.4 million.
Consistent with our financial policies, we will repurchase common shares to neutralize dilution from equity-based compensation granted during the year and opportunistically when we believe our shares are trading below our determination of long-term fair value. During the first quarter 2022, we repurchased 0.3 million common shares, at a total cost of $28.7 million, to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our capital position and the potential capital needs to expand our business operations.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
Based upon our capital planning and forecasting efforts, we believe we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, anticipated quarterly dividends on our common shares and Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future. We did not experience a significant change in our liquidity needs during the first quarter 2022. At all times measured during the first three months of 2022 and during 2021, which at a minimum occurs at the end of each month, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report to Shareholders). As of March 31, 2022, our estimated consolidated statutory surplus was $16.8 billion.
During the first three months of 2022, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2021 Annual Report to Shareholders. There have not been any material changes in off-balance-sheet leverage, which includes purchase obligations and catastrophe excess of loss reinsurance contracts, from those discussed in our 2021 Annual Report to Shareholders.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in three segments: Personal Lines, Commercial Lines, and Property. As a component of our Personal Lines segment, we report our Agency and Direct business results to provide further understanding of our products by distribution channel.
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended March 31,
	2022	2021
Personal Lines
Agency	34%	38%
Direct	40	43
Total Personal Lines[1]	74	81
Commercial Lines	22	15
Property	4	4
Total underwriting operations	100%	100%
1 Personal auto products accounted for 95% of the total Personal Lines segment net premiums written during the three months ended March 31, 2022 and 2021, and our special lines products accounted for the balance.
The shift between our Personal Lines and Commercial Lines segments during the first quarter 2022, compared to the same period last year, reflects Commercial Lines growing at a faster rate than Personal Lines.
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
While our personal auto policies are primarily written for 6-month terms, we write 12-month auto policies in our Platinum agencies to promote bundled auto and home growth. At March 31, 2022, 14% of our Agency auto policies in force were 12-month policies, compared to 12% a year earlier. While the shift to 12-month policies is slow, to the extent our Agency application mix of annual policies grows, that shift in policy term could increase our written premium mix by channel as 12-month policies have about twice the amount of net premiums written compared to 6-month policies. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related liability and physical damage insurance, workers’ compensation insurance primarily for the transportation industry, and business-related general liability and property insurance, predominately for small businesses. The majority of our Commercial Lines business is written through the independent agency channel, although our direct business is growing. The amount of commercial auto business written through the direct channel, excluding our TNC business, grew 31% on a quarter-over-prior-year-quarter basis. For both the first quarter 2022 and 2021, we wrote 10% of our commercial auto premiums through the direct channel. To serve our direct channel customers, we continued to expand our product offerings, including adding states where we offer BOP and include the product on our digital platform serving direct small business consumers (BusinessQuote Explorer®). We write about 90% of Commercial Lines policies for 12-month terms.
Our Property business writes residential property insurance for homeowners, other property owners, and renters. We write the majority of our Property business through the independent agency channel; however, we continue to expand the distribution of our Property product offerings in the direct channel, which represented about 24% of premiums written for the first quarter 2022, compared to 21% for the same period last year. Property policies are written for 12-month terms.

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

	Three Months Ended March 31,
	2022		2021
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Agency	$288.6	6.7%	$547.5	13.4%
Direct	150.4	3.1	414.6	9.4
Total Personal Lines	439.0	4.8	962.1	11.3
Commercial Lines	202.4	9.5	228.5	16.1
Property[1]	8.3	1.5	(70.7)	(15.0)
Other indemnity[2]	(0.9)	NM	0	NM
Total underwriting operations	$648.8	5.5%	$1,119.9	10.7%
1 For the three months ended March 31, 2022 and 2021, pretax profit (loss) includes $14.1 million and $14.2 million, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment.
2 Underwriting margins for our other indemnity business are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such business.
The decrease in the companywide underwriting profit margin during the three months ended March 31, 2022, compared to the same period last year, were primarily driven by higher accident severity. See the Losses and Loss Adjustment Expenses (LAE) section below for further discussion of our frequency and severity trends and catastrophe losses incurred during the period.
The pandemic has shifted consumer behavior and impacted general economic conditions. We have seen volatility in our severity trends as inflation continued to influence higher vehicle prices and costs to repair vehicles. We have responded, and will continue to respond, to these market changes through rate increases, underwriting restrictions, and other non-rate actions.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2022	2021	Change
Personal Lines – Agency
Loss & loss adjustment expense ratio	75.1	67.8	7.3
Underwriting expense ratio	18.2	18.8	(0.6)
Combined ratio	93.3	86.6	6.7
Personal Lines – Direct
Loss & loss adjustment expense ratio	77.2	68.4	8.8
Underwriting expense ratio	19.7	22.2	(2.5)
Combined ratio	96.9	90.6	6.3
Total Personal Lines
Loss & loss adjustment expense ratio	76.2	68.1	8.1
Underwriting expense ratio	19.0	20.6	(1.6)
Combined ratio	95.2	88.7	6.5
Commercial Lines
Loss & loss adjustment expense ratio	71.0	63.5	7.5
Underwriting expense ratio	19.5	20.4	(0.9)
Combined ratio	90.5	83.9	6.6
Property
Loss & loss adjustment expense ratio	70.6	84.9	(14.3)
Underwriting expense ratio[2]	27.9	30.1	(2.2)
Combined ratio[2]	98.5	115.0	(16.5)
Total Underwriting Operations
Loss & loss adjustment expense ratio	75.0	68.3	6.7
Underwriting expense ratio	19.5	21.0	(1.5)
Combined ratio	94.5	89.3	5.2
Accident year – Loss & loss adjustment expense ratio[3]	73.4	67.1	6.3
1 Ratios are expressed as a percentage of net premiums earned. The portion of fees and other revenues related to our loss adjustment activities are netted against loss adjustment expenses and the portion of fees and other revenues related to our underwriting operations are netted against underwriting expenses in the ratio calculations.
2 Included in the three months ended March 31, 2022 and 2021, are 2.5 points and 3.0 points, respectively, of amortization expense on acquisition-related intangible assets attributable to our Property segment. Excluding this expense, the Property business would have reported expense ratios of 25.4 and 27.1 and combined ratios of 96.0 and 112.0, respectively.
3 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2022	2021
Change in net loss and LAE reserves	$565.3	$627.5
Paid losses and LAE	8,293.1	6,483.0
Total incurred losses and LAE	$8,858.4	$7,110.5
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
Our total loss and LAE ratio increased 6.7 points for the first quarter 2022, compared to the same period last year, primarily due to higher accident severity, partially offset by lower catastrophe losses.
The following table shows our consolidated catastrophe losses, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended March 31,
($ in millions)	2022		2021
Personal Lines	$44.5		$65.1
Commercial Lines	2.8		1.8
Property	99.3		144.6
Total net catastrophe losses incurred	$146.6		$211.5
Combined ratio effect	1.2	pts.	2.0	pts.
During the three months ended March 31, 2022, the majority of catastrophe losses were due to thunderstorms, hail, tornadoes, and winter storms throughout the United States. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
Future catastrophes could have a material impact on our financial condition, cash flows, or results of operations. As a result, we reinsure various risks including, but not limited to, catastrophic losses. We do not have catastrophe-specific reinsurance for our Personal Lines or Commercial Lines businesses, but we reinsure portions of our Property business. The Property business reinsurance programs include multi-year catastrophe excess of loss and aggregate excess of loss contracts.
We evaluate our reinsurance programs during the renewal process, if not more frequently, to ensure our programs continue to effectively respond to the company’s risk tolerance. As a result, during 2022, we entered into a new aggregate excess of loss program that increased our retention from $475 million to $575 million and reduced aggregate potential coverage by $50 million, to a total of $175 million, compared to our 2021 program. In our view, our capital position and growing balance sheet enabled us to assume more of these risks via higher retention levels. We did not experience a significant lack of availability of any of the types of reinsurance that we typically purchase. While the costs of reinsurance has increased in the marketplace, raising our retention levels resulted in slightly lower aggregate premiums ceded for this coverage upon renewal. See Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of our various reinsurance programs. During the first quarter 2022, we did not experience significant excess of loss reinsurance activity and we have not exceeded the annual retention thresholds under our 2022 catastrophe aggregate excess of loss program.
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

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 16% for the first quarter, compared to the same period last year. These increases reflect the increase in the valuation of used vehicles, increasing our total loss and repair costs.
Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:
•Collision increased 28% for the first quarter 2022 and auto property damage increased about 21%, in part due to increased used car prices.
•Bodily injury increased about 7% for the first quarter 2022, due in part to increasing nonmedical losses.
•Personal injury protection (PIP) decreased about 6% during the first quarter 2022, due in part to coverage reform in Michigan.
To address inherent seasonality trends and lessen the effects of month-to-month variability, in the commercial auto products we use a trailing 12-month period in assessing severity. In the first quarter 2022, our commercial auto products’ incurred severity, excluding our TNC business, increased 17% compared to the same period last year. In addition to general trends in the marketplace, the increase in our commercial auto products’ severity primarily reflects shifts in the mix of business to for-hire transportation, which has higher average severity than the business auto and contractor business market targets. Since the loss patterns in the TNC business are not indicative of our other commercial auto products, disclosing severity and frequency trends excluding that business is more representative of our overall experience for the majority of our commercial auto products.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our personal auto incurred frequency, on a year-over-year basis, increased about 2% for the first quarter 2022, compared to the same period last year. Following are the frequency changes we experienced by coverage:
•Auto property damage and PIP increased about 3% and 2%, respectively, for the first quarter 2022.
•Bodily injury decreased about 1% and collision was flat for the first quarter 2022.
On a trailing 12-month basis, our commercial auto products’ incurred frequency, excluding our TNC business, increased 10% during the first quarter 2022, compared to the same period last year. The frequency increase was in part due to miles driven not yet returning to pre-pandemic levels during the first quarter 2021, on a trailing 12-month basis.
We closely monitor the changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any degree of confidence, and this challenge is exacerbated by the uncertainty of the current environment. We will continue to analyze trends to distinguish changes in our experience from other external factors, such as changes in the number of vehicles per household, miles driven, vehicle usage, gasoline prices, advances in vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business or changes in driving patterns, to allow us to react quickly to price for these trends and to reserve more accurately for our loss exposures.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended March 31,
($ in millions)	2022		2021
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$15.1		$(22.1)
Current accident year	(38.8)		2.9
Calendar year actuarial adjustments	$(23.7)		$(19.2)
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustments	$15.1		$(22.1)
All other development	(205.9)		(102.3)
Total development	$(190.8)		$(124.4)
(Increase) decrease to calendar year combined ratio	(1.6)	pts.	(1.2)	pts.

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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date the reserves are initially established until losses are fully developed. Our ability to meet this objective is impacted by many factors. Changes in case law, particularly related to PIP, can make it difficult to estimate reserves timely and with minimal variation. See Note 6 – Loss and Loss Adjustment Expense Reserves, for a more detailed discussion of our prior accident years development.
Underwriting Expenses
The companywide underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses, net of certain fees and other revenues, expressed as a percentage of net premiums earned) decreased 1.5 points for the first quarter 2022, compared to the same period last year, primarily reflecting a decrease in our advertising spend in an effort to improve profitability to reach our 96 combined ratio goal. In total, our advertising spend decreased 8% and had a 1.1 point impact on our companywide expense ratio.
To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to policy acquisition, including advertising and agency commissions, from our underwriting expense ratio. By excluding acquisition costs from our underwriting expense ratio, we are able to understand costs other than those necessary to acquire new policies and grow the business. During the first quarter 2022, our NAER decreased 0.1 points, 0.2 points, and 0.6 points in our Personal Lines, Commercial Lines, and Property businesses, respectively, compared to the same period last year.

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

	Three Months Ended March 31,
($ in millions)	2022	2021	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$4,516.4	$4,458.7	1%
Direct	5,202.5	5,002.7	4
Total Personal Lines	9,718.9	9,461.4	3
Commercial Lines	2,925.7	1,794.1	63
Property	536.1	473.6	13
Other indemnity[1]	0.3	0	NM
Total underwriting operations	$13,181.0	$11,729.1	12%
NET PREMIUMS EARNED
Personal Lines
Agency	$4,323.3	$4,098.2	5%
Direct	4,793.6	4,431.7	8
Total Personal Lines	9,116.9	8,529.9	7
Commercial Lines	2,127.2	1,417.8	50
Property	558.1	472.5	18
Other indemnity[1]	0.7	0	NM
Total underwriting operations	$11,802.9	$10,420.2	13%
NM = Not meaningful
[1] Represents Protective Insurance’s run-off business.
	March 31,
(thousands)	2022	2021	% Growth
POLICIES IN FORCE
Personal Lines
Agency auto	7,758.4	7,863.5	(1)%
Direct auto	9,541.3	9,338.8	2
Total auto	17,299.7	17,202.3	1
Special lines[1]	5,345.9	5,026.7	6
Personal Lines — total	22,645.6	22,229.0	2
Commercial Lines	999.8	858.9	16
Property	2,802.2	2,566.3	9
Companywide total	26,447.6	25,654.2	3%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.
At March 31, 2022, we had about 0.8 million more policies in force compared to the same period last year. To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments. Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth.
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

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year Quarter
	2022	2021
Applications
New	(24)%	14%
Renewal	5	14
Written premium per policy - Auto	6	(3)
Policy life expectancy - Auto
Trailing 3 months	(15)	12
Trailing 12 months	(5)	13
New application growth in our Personal Lines products was down 24% during the first quarter 2022, with our personal auto new application growth down 26% and our special lines new application growth down 9% during the first quarter. The decrease in personal auto new applications is primarily attributable to the rate actions and underwriting restrictions that began in the second quarter of 2021 and continued through the first quarter 2022. The decrease in special lines new applications primarily reflects a decrease in demand for RV, boat, and motorcycle products, as compared to the first quarter 2021 when sales of these products was strong. We continued to see personal auto and special lines renewal application growth.
Results varied by consumer segment. At the end of the first quarter 2022, Robinsons saw low double-digit personal auto policy in force growth, compared to the first quarter last year, while Sams saw a nearly double-digit decline in policy in force growth. New auto applications experienced a double-digit decrease across all four consumer segments year over year. Quote volume in our Robinsons and Dianes consumer segments increased on a year-over-year basis, while quote volume in Sams and Wrights decreased, with all consumer segments seeing a decreased rate of conversion.
During the first quarter 2022, we implemented rate increases in 36 states. In the aggregate, on a countrywide basis, personal auto net rate increases were about 7% for the quarter. During the first quarter 2022, we also reduced advertising spend and tightened underwriting criteria in consumer segments where losses indicated rate inadequacy. These actions had and may continue to have a negative impact on our policy life expectancy in the near term, as indicated by the decline in the trailing 3-month and trailing 12-month policy life expectancy.
Overall, our written premium per policy increased 6% during the first quarter 2022, compared to the same period last year. The rate increases, which started in the second quarter 2021 and continued throughout the first quarter 2022, are reflected in our year-over-year comparisons for the first quarter 2022.
Our focus on achieving our target underwriting profitability takes precedence over growth. We will continue to manage growth and profitability in accordance with our long-standing goal of growing as fast as we can as long as we can provide good customer service at or below a companywide 96 combined ratio on a calendar-year basis.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel. The channel discussions below are focused on personal auto insurance since this product accounted for 95% of the Personal Lines segment net premiums written during the first quarter 2022.

The Agency Business

	Growth Over Prior Year Quarter
	2022	2021
Applications - Auto
New	(28)%	5%
Renewal	1	12
Written premium per policy - Auto	8	(2)
Policy life expectancy - Auto
Trailing 3 months	(17)	12
Trailing 12 months	(6)	13
The Agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the first quarter 2022, only two states generated new Agency auto application growth, including only one of our top 10 largest Agency states. Each of our consumer segments experienced a reduction in new applications, however, policies in force grew in all segments except Sams and Dianes, compared to the same period last year.
During the first quarter 2022, we experienced an increase in Agency auto quote volume of 5% and a 31% decrease in the rate of conversion (i.e., converting a quote to a sale). For the first quarter, each consumer segment, other than Sams, saw increases in quote volume, compared to last year. The rate of conversion was down significantly in the first quarter 2022, compared to the same period last year, reflecting rate increases and the impact from tightening underwriting criteria. Written premium per policy for new and renewal Agency auto business increased 5% and 9%, respectively, compared to the first quarter 2021. The decreases in policy life expectancy were expected given the rate actions taken over the last year, and policy life expectancy may continue to be negatively impacted by our current rate actions.
The Direct Business

	Growth Over Prior Year Quarter
	2022	2021
Applications - Auto
New	(25)%	17%
Renewal	7	18
Written premium per policy - Auto	5	(4)
Policy life expectancy - Auto
Trailing 3 months	(12)	13
Trailing 12 months	(4)	14

The Direct business includes business written directly by Progressive online, through mobile devices, and over the phone. During the quarter, only four states generated new auto application growth, with no growth in any of our top 10 largest Direct states. During the first quarter 2022, total applications were flat due to growth in policy renewals. During the first quarter, although new applications decreased in our Direct auto business, policies in force grew across all consumer segments except Sams, compared to last year.
During the first quarter 2022, we experienced a decrease in Direct auto quote volume of 14% and a rate of conversion decrease of 13%, compared to the same period last year. The decrease we experienced in our quote volume primarily reflected the decrease in advertising spending during the first quarter 2022. All consumer segments saw a decrease in quotes during the quarter, with Sams showing the largest decrease on a year-over-year basis.
During the first quarter 2022, written premium per policy for new and renewal Direct auto business increased 3% and 5%, respectively, compared to the same period last year, primarily driven by rate increases. Consistent with our Agency business, the Direct business decrease in policy life expectancy reflects the rate actions taken over the last year.

E. Commercial Lines
The following table shows our year-over-year changes for our Commercial Lines business, excluding our TNC, BOP, and Protective Insurance products:

	Growth Over Prior Year Quarter
	2022	2021
Applications
New	8%	28%
Renewal	13	13
Written premium per policy	19	12
Policy life expectancy - Trailing 12 months	7	7
Our Commercial Lines business operates in five traditional business markets, which include business auto, for-hire transportation, contractor, for-hire specialty, and tow markets, primarily written through the agency channel. We also write TNC business and BOP insurance. In the second quarter 2021, we acquired Protective Insurance, which expanded our portfolio of offerings to larger fleet, workers’ compensation insurance for trucking and public transportation fleets, along with trucking industry independent contractors, and affinity programs; these products are excluded from the table above.
During the first quarter 2022, Commercial Lines continued to experience strong new application growth, reflecting continued improvement in the economy and our competitiveness in the marketplace. The new application growth during the first quarter was primarily driven by continued growth in our for-hire transportation business market target. During the first quarter 2022, demand in the for-hire transportation market drove new customer shopping, which resulted in a 10% increase in quote volume and a 2% decrease in the rate of conversion, compared to the same period last year.
During the first quarter 2022, written premium per policy for new commercial auto business increased 18% and renewal business increased 20%, compared to the same period last year. The increases were due to more vehicles per policy and a shift in the mix of business toward higher premium coverages. Our policy life expectancy increased compared to 2021, primarily due to shifts in the mix of business and product model enhancements.
F. Property
The following table shows our year-over-year changes for our Property business:

	Growth Over Prior Year Quarter
	2022	2021
Applications
New	(6)%	26%
Renewal	12	12
Written premium per policy	5	1
Policy life expectancy - Trailing 12 months	(7)	(3)
Our Property business writes residential property insurance for homeowners, other property owners, and renters, in the agency and direct channels. During the first quarter 2022, our Property business experienced a decrease in new applications, primarily due to the rate and other actions taken to address the profitability concerns and to reduce our geographic concentration.
During 2022, we continued to make underwriting changes to reduce our concentration risks by focusing our growth efforts in states with traditionally less catastrophe exposure and limit growth in the coastal and hail prone states. In the second quarter of 2022, we will start non-renewing about 60,000 policies in Florida and expect that it will take about one year to complete the process.
The targeted rate increases taken during the last 12 months, which were taken to align this business more closely with our profitability targets in hail prone and more volatile weather states, are beginning to be earned into the book of business. In addition to rate increases, as part of the underwriting changes discussed above, during the first quarter 2022 our written premium per policy was higher due to providing higher premium coverages, compared to the same period last year. The written premium per policy impact from rate increases and underwriting changes were partially offset by a shift in the mix of business to a larger share of renters policies, which have lower written premiums per policy. Our policy life expectancy decreased from the same period last year, primarily due to the targeted underwriting changes being made in states where losses indicated rate inadequacy.

G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future period. At March 31, 2022, we reported a net federal deferred tax asset, compared to net federal deferred tax liabilities at March 31, 2021 and December 31, 2021. The change to a deferred asset from a deferred liability was primarily due to unrealized losses on securities in the fixed-income portfolio. At March 31, 2022 and 2021, we had net current income taxes payable of $201.1 million and $372.4 million, respectively, which were reported as part of accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets, partially due to the fact that estimated tax payments are not due until the second quarter of the year. At December 31, 2021, we reported recoverable income taxes of $19.2 million, which was reflected as part of other assets.
The effective tax rate for the three months ended March 31, 2022, was 19.6%, compared to 20.8% for the same period last year, in part due to our permanent tax differences having a greater impact on the effective rate given our lower pre-tax income in the first quarter 2022, compared to the same period last year.

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
The following table summarizes investment results for the periods ended March 31:

	Three Months
	2022	2021
Pretax recurring investment book yield (annualized)	2.0%	2.1%
FTE total return:
Fixed-income securities	(3.6)	(0.9)
Common stocks	(4.9)	12.5
Total portfolio	(3.8)	0.3
The decrease in the fixed-income total return, compared to last year, reflects the impact of rising interest rates during the last twelve months. The decrease in the book yield, compared to last year, reflects investing new cash from operations and portfolio turnover during last year in securities with relatively lower interest rates than the securities that matured or were sold. The total return on the equity securities reflect general market conditions.
A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended March 31, follows:

	Three Months
	2022	2021
Fixed-income securities:
U.S. Treasury Notes	(4.1)%	(1.1)%
Municipal bonds	(4.9)	(1.1)
Corporate bonds	(3.6)	(1.5)
Residential mortgage-backed securities	(0.9)	0.4
Commercial mortgage-backed securities	(4.3)	(0.8)
Other asset-backed securities	(1.5)	0.2
Preferred stocks	(3.1)	(0.1)
Short-term investments	< 0.1	< 0.1

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
March 31, 2022
U.S. government obligations	$19,528.8	36.7%	3.9	AAA
State and local government obligations	2,144.2	4.0	3.4	AA+
Foreign government obligations	17.4	0.1	4.3	AAA
Corporate debt securities	11,280.0	21.2	3.1	BBB
Residential mortgage-backed securities	951.1	1.8	0.3	A-
Commercial mortgage-backed securities	6,918.5	13.0	2.7	A+
Other asset-backed securities	5,255.9	9.9	1.2	AA
Preferred stocks	1,748.0	3.3	3.5	BBB-
Short-term investments	529.9	1.0	0.2	A-
Total fixed-income securities	48,373.8	91.0	3.1	AA-
Common equities	4,812.6	9.0	na	na
Total portfolio[2]	$53,186.4	100.0%	3.1	AA-
March 31, 2021
U.S. government obligations	$16,073.4	33.9%	3.3	AAA
State and local government obligations	2,624.1	5.6	4.2	AA
Corporate debt securities	10,436.2	22.0	3.7	BBB
Residential mortgage-backed securities	553.2	1.2	1.0	AA
Commercial mortgage-backed securities	5,892.0	12.4	3.2	AA-
Other asset-backed securities	3,323.4	7.0	1.0	AA+
Preferred stocks	1,671.7	3.5	3.7	BBB-
Short-term investments	2,243.1	4.7	0.1	A
Total fixed-income securities	42,817.1	90.3	3.1	AA-
Common equities	4,583.5	9.7	na	na
Total portfolio[2]	$47,400.6	100.0%	3.1	AA-
December 31, 2021
U.S. government obligations	$18,488.2	35.9%	3.6	AAA
State and local government obligations	2,185.3	4.2	3.6	AA+
Foreign government obligations	17.9	0.1	4.5	AAA
Corporate debt securities	10,692.1	20.7	2.9	BBB
Residential mortgage-backed securities	790.0	1.5	0.4	A-
Commercial mortgage-backed securities	6,535.6	12.7	3.2	A+
Other asset-backed securities	4,982.3	9.7	1.2	AA
Preferred stocks	1,821.6	3.6	3.6	BBB-
Short-term investments	942.6	1.8	0.2	AA
Total fixed-income securities	46,455.6	90.2	3.0	AA-
Common equities	5,058.5	9.8	na	na
Total portfolio[2]	$51,514.1	100.0%	3.0	AA-
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
2 Includes $356.0 million, $363.1 million, and $143.4 million of net unsettled security purchase transactions at March 31, 2022 and 2021, and December 31, 2021, respectively, with the offsetting payable included in other liabilities.
The total fair value of the portfolio at March 31, 2022 and 2021, and December 31, 2021, included $5.1 billion, $3.7 billion, and $4.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

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
The following table shows the composition of our Group I and Group II securities:

	March 31, 2022		March 31, 2021		December 31, 2021
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$2,265.0	4.3%	$1,254.6	2.6%	$2,032.4	3.9%
Redeemable preferred stocks[1]	110.2	0.2	94.8	0.2	90.9	0.2
Nonredeemable preferred stocks	1,527.5	2.9	1,482.2	3.1	1,639.9	3.2
Common equities	4,812.6	9.0	4,583.5	9.7	5,058.5	9.8
Total Group I securities	8,715.3	16.4	7,415.1	15.6	8,821.7	17.1
Group II securities:
Other fixed maturities	43,941.2	82.6	37,742.4	79.7	41,749.8	81.1
Short-term investments	529.9	1.0	2,243.1	4.7	942.6	1.8
Total Group II securities	44,471.1	83.6	39,985.5	84.4	42,692.4	82.9
Total portfolio	$53,186.4	100.0%	$47,400.6	100.0%	$51,514.1	100.0%
1 We did not hold any non-investment-grade redeemable preferred stocks at March 31, 2022 and 2021, or December 31, 2021.
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
Unrealized Gains and Losses
As of March 31, 2022, our fixed-maturity portfolio had pretax net unrealized losses, recorded as part of accumulated other comprehensive income, of $1,734.8 million, compared to net unrealized gains of $523.5 million and $71.4 million at March 31, 2021 and December 31, 2021, respectively. The decreases from both periods in 2021 were mainly due to increasing interest rates, which resulted in valuation declines in all fixed-maturity sectors, primarily in the U.S. government, corporate debt, and commercial mortgage-backed portfolios.
See Note 2 – Investments for a further break-out of our gross unrealized gains (losses).

Holding Period Gains and Losses
The following table provides the balance and activity for both the gross and net holding period gains (losses) for the three months ended March 31, 2022:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2021
Hybrid fixed-maturity securities	$13.0	$(5.5)	$7.5
Equity securities	3,877.2	(14.7)	3,862.5
Total holding period securities	3,890.2	(20.2)	3,870.0
Current year change in holding period securities
Hybrid fixed-maturity securities	(9.4)	(29.6)	(39.0)
Equity securities	(284.2)	(65.4)	(349.6)
Total changes in holding period securities	(293.6)	(95.0)	(388.6)
Balance at March 31, 2022
Hybrid fixed-maturity securities	3.6	(35.1)	(31.5)
Equity securities	3,593.0	(80.1)	3,512.9
Total holding period securities	$3,596.6	$(115.2)	$3,481.4
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
Following are the primary exposures for our fixed-income portfolio. Details of our policies related to these exposures can be found in the Management’s Discussion and Analysis included in our 2021 Annual Report to Shareholders.
•Interest rate risk - our duration of 3.1 years at March 31, 2022, fell within our acceptable range of 1.5 to 5 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2022	March 31, 2021	December 31, 2021
1 year	16.2%	20.2%	22.0%
2 years	18.5	17.9	18.8
3 years	24.9	25.7	23.5
5 years	20.0	18.1	17.6
7 years	14.8	11.7	13.1
10 years	5.6	6.4	5.0
Total fixed-income portfolio	100.0%	100.0%	100.0%

•Credit risk - our credit quality rating of AA- was above our minimum threshold during the first quarter 2022. The credit quality distribution of the fixed-income portfolio was:

Rating	March 31, 2022	March 31, 2021	December 31, 2021
AAA	54.2%	52.6%	54.7%
AA	8.8	8.1	8.7
A	8.8	10.6	8.6
BBB	22.2	24.7	21.7
Non-investment grade/non-rated[1]
BB	4.7	3.4	4.8
B	1.0	0.3	1.1
CCC and lower	0.1	0.1	0.1
Non-rated	0.2	0.2	0.3
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The ratings in the table above are assigned by NRSROs.

•Concentration risk - we did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our thresholds during the first quarter 2022.
•Prepayment and extension risk - we did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the first quarter 2022.
•Liquidity risk - our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements.
◦The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $3.7 billion, or 13.1%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during 2022. Cash from interest and dividend payments provides an additional source of recurring liquidity.
◦The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at March 31, 2022:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$434.4	0.6
One to two years	3,797.1	1.8
Two to three years	4,514.1	2.5
Three to five years	5,425.2	4.1
Five to seven years	4,119.9	6.1
Seven to ten years	1,238.1	8.6
Total U.S. Treasury Notes	$19,528.8	3.9

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)[1]
March 31, 2022
Residential mortgage-backed securities	$951.1	$(4.0)	7.3%	0.3	A-
Commercial mortgage-backed securities	6,918.5	(377.9)	52.7	2.7	A+
Other asset-backed securities	5,255.9	(102.5)	40.0	1.2	AA
Total asset-backed securities	$13,125.5	$(484.4)	100.0%	1.9	AA-
March 31, 2021
Residential mortgage-backed securities	$553.2	$4.9	5.7%	1.0	AA
Commercial mortgage-backed securities	5,892.0	23.7	60.3	3.2	AA-
Other asset-backed securities	3,323.4	29.9	34.0	1.0	AA+
Total asset-backed securities	$9,768.6	$58.5	100.0%	2.4	AA-
December 31, 2021
Residential mortgage-backed securities	$790.0	$1.7	6.4%	0.4	A-
Commercial mortgage-backed securities	6,535.6	(25.4)	53.1	3.2	A+
Other asset-backed securities	4,982.3	0.9	40.5	1.2	AA
Total asset-backed securities	$12,307.9	$(22.8)	100.0%	2.2	AA-
1 The credit quality ratings in the table above are assigned by NRSROs.
Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at March 31, 2022, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at March 31, 2022)
($ in millions) Rating[1]	Non-Agency	Agency	Government/GSE[2]	Total	% of Total
AAA	$166.8	$0.1	$1.4	$168.3	17.7%
AA	36.2	0	0.5	36.7	3.8
A	374.6	0	0	374.6	39.4
BBB	337.3	0	0	337.3	35.5
Non-investment grade/non-rated:
BB	8.3	0	0	8.3	0.9
B	12.4	0	0	12.4	1.3
CCC and lower	4.3	0	0	4.3	0.4
Non-rated	9.2	0	0	9.2	1.0
Total fair value	$949.1	$0.1	$1.9	$951.1	100.0%
Increase (decrease) in value	(1.2)%	(2.4)%	2.4%	(1.2)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our RMBS, 60% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.
2 The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S.Department of Veteran Affairs (VA). .

In the residential mortgage-backed sector, our portfolio consists of deals that are backed by high-credit quality borrowers or have strong structural protections through underlying loan collateralization. During the first three months of 2022, we selectively added to this sector.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at March 31, 2022, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at March 31, 2022)
($ in millions) Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$261.2	$1,787.1	$2,048.3	29.6%
AA	0	1,820.5	1,820.5	26.3
A	0	1,170.5	1,170.5	16.9
BBB	0	1,216.6	1,216.6	17.6
Non-investment grade/non-rated:
BB	0	613.3	613.3	8.9
B	0.2	49.1	49.3	0.7
Total fair value	$261.4	$6,657.1	$6,918.5	100.0%
Increase (decrease) in value	(2.0)%	(5.3)%	(5.2)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our CMBS, 38% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.

The CMBS portfolio experienced wider spreads and higher volatility in the first quarter 2022. New issuance in the single-asset single-borrower (SASB) market was robust and was the primary source of additions to our portfolio, most of which took place early in the quarter. Credit spreads moved significantly wider from the middle through the end of the quarter. As a result, our net purchases slowed as we assessed the more volatile spread environment, the outlook for the real estate market, and the outlook for the economy. Our focus continues to be on SASB with high-quality collateral in the office, self-storage, multi-family, and industrial sectors.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at March 31, 2022, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at March 31, 2022)
($ in millions) Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$1,043.8	$1,322.5	$56.6	$0	$593.2	$204.2	$3,220.3	61.3%
AA	268.9	587.9	6.3	0	147.6	11.9	1,022.6	19.4
A	20.3	0	8.0	0	109.2	151.6	289.1	5.5
BBB	6.8	0	0	642.5	0	39.0	688.3	13.1
Non-investment grade/non-rated:
BB	0	0	0	0	0	35.6	35.6	0.7
Total fair value	$1,339.8	$1,910.4	$70.9	$642.5	$850.0	$442.3	$5,255.9	100.0%
Increase (decrease) in value	(1.1)%	(0.8)%	(2.8)%	(6.0)%	(1.1)%	(4.4)%	(1.9)%
Our allocation to OABS remained fairly consistent over the last 12 months. As valuations across other asset classes were more attractive, our OABS portfolio offered less relative value.

MUNICIPAL SECURITIES
The following table details the credit quality rating of our municipal securities at March 31, 2022, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2022)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$624.0	$256.1	$880.1
AA	488.9	728.0	1,216.9
A	0	46.3	46.3
BBB	0	0.6	0.6
Non-rated	0	0.3	0.3
Total	$1,112.9	$1,031.3	$2,144.2
Included in revenue bonds were $508.6 million of single-family housing revenue bonds issued by state housing finance agencies, of which $358.3 million were supported by individual mortgages held by the state housing finance agencies and $150.3 million were supported by mortgage-backed securities.
Of the programs supported by mortgage-backed securities, 81% were collateralized by Ginnie Mae mortgages, which are fully guaranteed by the U.S. government; the remaining 19% were collateralized by Fannie Mae and Freddie Mac mortgages. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by the Federal Housing Administration, the U.S. Department of Veterans Affairs, or private mortgage insurance providers.
Municipal spreads widened during the first quarter 2022. Despite wider spreads, municipal bonds were less attractive to us on a relative basis compared to other spread sectors. Our allocation to the sector declined modestly during the quarter.
CORPORATE DEBT SECURITIES
The following table details the credit quality rating of our corporate debt securities at March 31, 2022:

Corporate Securities (at March 31, 2022)
(millions) Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AA	$22.6	$0	$0	$219.6	$13.8	$0	$45.7	$301.7
A	418.8	234.4	209.7	1,038.1	133.1	117.3	186.3	2,337.7
BBB	2,559.5	1,417.4	147.9	1,089.9	655.7	14.2	948.7	6,833.3
Non-investment grade/non-rated:
BB	526.4	243.2	213.0	162.8	67.9	33.5	107.5	1,354.3
B	347.1	28.2	0	29.0	0	0	0	404.3
CCC and lower	48.7	0	0	0	0	0	0	48.7
Total fair value	$3,923.1	$1,923.2	$570.6	$2,539.4	$870.5	$165.0	$1,288.2	$11,280.0

During the first quarter of 2022, the size of our corporate debt portfolio saw a modest increase. As credit spreads experienced significant volatility we were able to sell bonds with less attractive risk reward profiles when the spread environment was tight and purchase bonds with better risk reward profiles when spreads significantly widened. In addition, we have entered into agreements to purchase bank loan investments and have an associated open funding commitment of $16.0 million at March 31, 2022.
We slightly lengthened the maturity profile of the corporate portfolio during the first quarter of 2022. The duration of the corporate portfolio was 3.1 years at March 31, 2022, compared to 2.9 years at December 31, 2021. Overall, our corporate securities, as a percentage of the fixed-income portfolio, has remained consistent since the end of 2021 at approximately 23%.

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
The table below shows the exposure break-down by sector and rating at March 31, 2022:

Preferred Stocks (at March 31, 2022)
	Financial Services
(millions) Rating	U.S. Banks	Foreign Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$953.2	$43.9	$135.1	$42.0	$152.1	$45.9	$1,372.2
Non-investment grade/non-rated:
BB	174.8	41.7	0	0	24.6	39.4	280.5
Non-rated	0	0	35.0	26.4	33.9	0	95.3
Total fair value	$1,128.0	$85.6	$170.1	$68.4	$210.6	$85.3	$1,748.0
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
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of March 31, 2022, all of our preferred securities continued to pay their dividends in full and on time. Approximately 81% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
During the first quarter 2022, we had a small net increase to our preferred stock portfolio. We primarily purchased redeemable preferred securities that we believe had attractive risk/reward profiles. Certain holdings were called and redeemed at par value during the quarter. The portfolio valuation decreased throughout the quarter as credit spreads widened and interest rates increased.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	March 31, 2022		March 31, 2021		December 31, 2021
Common stocks	$4,792.5	99.6%	$4,580.3	99.9%	$5,041.6	99.7%
Other risk investments	20.1	0.4	3.2	0.1	16.9	0.3
Total common equities	$4,812.6	100.0%	$4,583.5	100.0%	$5,058.5	100.0%
The majority of our common stock portfolio consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 846 out of 1,023, or 83%, of the common stocks comprising the index at March 31, 2022, which made up 96% of the total market capitalization of the index. At March 31, 2022 and 2021, and December 31, 2021, the year-to-date total return, based on GAAP income, was within our targeted tracking error, which is +/- 50 basis points.
The other risk investments consist of limited partnership interests. During the first quarter 2022, we funded $1.5 million on partnership investments and have an open funding commitment of $7.3 million at March 31, 2022.

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
•the effectiveness of our reinsurance programs and the continued availability of reinsurance and performance by reinsurers;
•the highly competitive nature of property-casualty insurance markets;
•whether we innovate effectively and respond to our competitors’ initiatives;
•whether we effectively manage complexity as we develop and deliver products and customer experiences;
•how intellectual property rights affect our competitiveness and our business operations;
•whether we adjust claims accurately;
•our ability to maintain a recognized and trusted brand;
•our ability to attract, develop and retain talent and maintain appropriate staffing levels;
•compliance with complex and changing laws and regulations;
•litigation challenging our business practices, and those of our competitors and other companies;
•the impacts of a security breach or other attack involving our computer systems or the systems of one or more of our vendors;
•the secure and uninterrupted operation of the facilities, systems, and business functions that are critical to our business;
•the success of our efforts to acquire or develop new products or enter into new areas of business and navigate related risks;
•our continued ability to send and accept electronic payments;
•the possible impairment of our goodwill or intangible assets;
•the performance of our fixed-income and equity investment portfolios;
•the impact on our investment returns and strategies from regulations and societal pressures relating to environmental, social, and other public policy matters;
•the elimination of the London Interbank Offered Rate;
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
•the impacts of the COVID-19 pandemic and measures taken in response; and
•other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission, including, without limitation, the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.1 years at March 31, 2022 and 2021, and 3.0 years at December 31, 2021. The weighted average beta of the equity portfolio was 1.04 at both March 31, 2022 and December 31, 2021, and was 1.12 at March 31, 2021. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

PART II—OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes in the risk factors from those discussed in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2022 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	257,520	$102.29	1,744,396	23,255,604
February	20,318	105.48	1,764,714	23,235,286
March	2,372	107.62	1,767,086	23,232,914
Total	280,210	$102.56
In May 2021, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the first quarter 2022, all repurchases were accomplished in conjunction with our equity incentive awards at the then-current market prices; there were no open market purchases during the quarter. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under leveraged capital.
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

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	May 2, 2022	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
1	1.1
Underwriting Agreement, dated as of March 2, 2022, between The Progressive Corporation, on the one hand, and Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, and Siebert Williams Shank & Co., LLC, as Representatives of the several Underwriters, on the other hand
			Current Report on Form 8-K (filed March 9, 2022; Exhibit 1.1 therein)
4	4.1	Third Supplemental Indenture between The Progressive Corporation and U.S. Bank Trust Company, National Association, as trustee	Current Report on Form 8-K (filed March 9, 2022; Exhibit 4.1 therein)
4	4.2	Form of 2.50% Senior Note due 2027	Current Report on Form 8-K (filed March 9, 2022; Exhibit 4.2 therein)
4	4.3	Form of 3.00% Senior Note due 2032	Current Report on Form 8-K (filed March 9, 2022; Exhibit 4.3 therein)
4	4.4	Form of 3.70% Senior Note due 2052	Current Report on Form 8-K (filed March 9, 2022; Exhibit 4.4 therein)
10	10.1	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2022)	Filed herewith
10	10.2	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2022)	Filed herewith
10	10.3	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2022)	Filed herewith
10	10.4	Form of Restricted Stock Unit Award Agreement for Special Time/Performance-Based Award under The Progressive Corporation 2015 Equity Incentive Plan (for 2022)	Filed herewith
10	10.5	Second Amendment to The Progressive Corporation Executive Separation Allowance Plan (2021 Amendment and Restatement)	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith