Form 10-Q
period 2022-06-30
PROGRESSIVE CORP/OH/
filed 2022-08-02
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
Common Shares, $1.00 par value: 584,915,205 outstanding at June 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2022	2021	2022	2021
(millions — except per share amounts)
Revenues
Net premiums earned	$12,147.9	$10,982.3	$23,950.8	$21,402.5
Investment income	292.4	210.7	534.6	430.9
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	546.6	410.1	492.1	553.9
Net holding period gains (losses) on securities	(1,722.2)	54.2	(2,110.8)	495.7
Net impairment losses recognized in earnings	(2.1)	(2.5)	(4.3)	(2.5)
Total net realized gains (losses) on securities	(1,177.7)	461.8	(1,623.0)	1,047.1
Fees and other revenues	176.5	176.2	350.5	341.9
Service revenues	80.1	74.5	147.8	128.3
Total revenues	11,519.2	11,905.5	23,360.7	23,350.7
Expenses
Losses and loss adjustment expenses	9,421.1	8,406.4	18,279.5	15,516.9
Policy acquisition costs	933.6	928.8	1,897.0	1,803.2
Other underwriting expenses	1,431.2	1,440.5	2,937.5	2,921.6
Investment expenses	5.9	6.3	11.6	11.9
Service expenses	75.5	67.9	138.7	117.2
Interest expense	63.0	56.4	117.3	112.8
Goodwill impairment[1]	224.8	0	224.8	0
Total expenses	12,155.1	10,906.3	23,606.4	20,483.6
Net Income (Loss)
Income (loss) before income taxes	(635.9)	999.2	(245.7)	2,867.1
Provision (benefit) for income taxes	(93.0)	209.1	(16.7)	597.0
Net income (loss)	(542.9)	790.1	(229.0)	2,270.1
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	(822.8)	91.1	(2,249.7)	(448.5)
Net unrealized losses on forecasted transactions	0	0.3	0.2	0.5
Foreign currency translation adjustment	(0.4)	(0.5)	(0.2)	(0.5)
Other comprehensive income (loss)	(823.2)	90.9	(2,249.7)	(448.5)
Comprehensive income (loss)	$(1,366.1)	$881.0	$(2,478.7)	$1,821.6
Computation of Earnings Per Common Share
Net income (loss)	$(542.9)	$790.1	$(229.0)	$2,270.1
Less: Preferred share dividends	6.7	6.7	13.4	13.4
Net income (loss) available to common shareholders	$(549.6)	$783.4	$(242.4)	$2,256.7
Average common shares outstanding - Basic	584.3	584.6	584.3	584.7
Net effect of dilutive stock-based compensation	2.2	2.2	2.1	2.1
Total average equivalent common shares - Diluted	586.5	586.8	586.4	586.8
Basic: Earnings per common share	$(0.94)	$1.34	$(0.41)	$3.86
Diluted: Earnings per common share	$(0.94)	$1.34	$(0.41)	$3.85
1 See Note 12 – Goodwill and Intangible Assets for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31,
(millions — except per share amounts)	2022	2021	2021
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $46,028.8, $42,378.0, and $43,794.2)	$43,172.5	$43,031.0	$43,873.1
Short-term investments (amortized cost: $4,611.8, $1,710.6, and $942.6)	4,611.8	1,710.6	942.6
Total available-for-sale securities	47,784.3	44,741.6	44,815.7
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $1,522.5, $1,511.2, and $1,571.8)	1,360.5	1,609.8	1,639.9
Common equities (cost: $783.6, $1,238.4, and $1,264.1)	2,784.7	4,591.4	5,058.5
Total equity securities	4,145.2	6,201.2	6,698.4
Total investments	51,929.5	50,942.8	51,514.1
Cash and cash equivalents	226.1	99.5	187.1
Restricted cash and cash equivalents	14.4	15.1	15.0
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	240.5	114.6	202.1
Accrued investment income	216.7	179.3	181.7
Premiums receivable, net of allowance for credit losses of $265.8, $245.2, and $280.4	10,561.8	9,436.2	9,399.5
Reinsurance recoverables	4,961.2	4,709.1	4,980.5
Prepaid reinsurance premiums	464.3	620.0	457.6
Deferred acquisition costs	1,498.4	1,360.6	1,355.6
Property and equipment, net of accumulated depreciation of $1,512.6, $1,396.5, and $1,407.4	1,124.7	1,086.4	1,137.3
Goodwill	227.9	452.7	452.7
Intangible assets, net of accumulated amortization of $147.7, $354.6, and $383.8	97.2	146.5	117.3
Net federal deferred income taxes	955.6	0	0
Other assets	779.4	776.1	1,333.9
Total assets	$73,057.2	$69,824.3	$71,132.3
Liabilities and Shareholders’ Equity
Unearned premiums	$17,274.8	$15,555.9	$15,615.8
Loss and loss adjustment expense reserves	27,812.0	23,895.6	26,164.1
Net federal deferred income taxes	0	219.4	152.9
Accounts payable, accrued expenses, and other liabilities	5,931.2	6,080.3	6,069.1
Debt[1]	6,386.5	5,397.5	4,898.8
Total liabilities	57,404.5	51,148.7	52,900.7
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 212.7, 212.4, and 213.2)	584.9	585.2	584.4
Paid-in capital	1,815.2	1,712.3	1,772.9
Retained earnings	14,967.7	15,401.0	15,339.7
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	(2,193.5)	498.8	56.2
Net unrealized losses on forecasted transactions	(14.7)	(15.1)	(14.9)
Foreign currency translation adjustment	(0.8)	(0.5)	(0.6)
Total accumulated other comprehensive income (loss)	(2,209.0)	483.2	40.7
Total shareholders’ equity	15,652.7	18,675.6	18,231.6
Total liabilities and shareholders’ equity	$73,057.2	$69,824.3	$71,132.3
1 Consists of long-term debt. See Note 4 – Debt for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2022	2021	2022	2021
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$493.9	$493.9	$493.9	$493.9
Balance, end of period	493.9	493.9	493.9	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	584.9	585.2	584.4	585.2
Treasury shares purchased	0	(0.2)	(0.3)	(1.1)
Net restricted equity awards issued/vested	0	0.2	0.8	1.1
Balance, end of period	584.9	585.2	584.9	585.2
Paid-In Capital
Balance, beginning of period	1,788.6	1,685.5	1,772.9	1,672.9
Amortization of equity-based compensation	26.4	26.9	43.7	42.7
Treasury shares purchased	(0.1)	(0.3)	(0.9)	(3.0)
Net restricted equity awards issued/vested	0	(0.2)	(0.8)	(1.1)
Reinvested dividends on restricted stock units	0.3	0.4	0.3	0.8
Balance, end of period	1,815.2	1,712.3	1,815.2	1,712.3
Retained Earnings
Balance, beginning of period	15,569.6	14,679.6	15,339.7	13,354.9
Net income (loss)	(542.9)	790.1	(229.0)	2,270.1
Treasury shares purchased	(0.7)	(10.1)	(28.3)	(91.3)
Cash dividends declared on common shares ($0.10, $0.10, $0.20, and $0.20 per share)	(58.4)	(58.4)	(116.8)	(116.8)
Reinvested dividends on restricted stock units	(0.3)	(0.4)	(0.3)	(0.8)
Other, net	0.4	0.2	2.4	(15.1)
Balance, end of period	14,967.7	15,401.0	14,967.7	15,401.0
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(1,385.8)	392.3	40.7	931.7
Other comprehensive income (loss)	(823.2)	90.9	(2,249.7)	(448.5)
Balance, end of period	(2,209.0)	483.2	(2,209.0)	483.2
Total shareholders’ equity	$15,652.7	$18,675.6	$15,652.7	$18,675.6
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2022	2021
(millions)
Cash Flows From Operating Activities
Net income (loss)	$(229.0)	$2,270.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	149.6	129.4
Amortization of intangible assets	20.1	28.5
Net amortization of fixed-income securities	29.2	62.1
Amortization of equity-based compensation	43.7	42.7
Net realized (gains) losses on securities	1,623.0	(1,047.1)
Net (gains) losses on disposition of property and equipment	2.0	0.5
Goodwill impairment	224.8	0
Changes in:
Premiums receivable	(1,162.3)	(1,183.5)
Reinsurance recoverables	19.3	(237.3)
Prepaid reinsurance premiums	(6.7)	(244.6)
Deferred acquisition costs	(142.8)	(123.4)
Income taxes	(377.2)	(81.0)
Unearned premiums	1,659.0	2,051.5
Loss and loss adjustment expense reserves	1,647.9	2,481.0
Accounts payable, accrued expenses, and other liabilities	436.5	717.8
Other, net	(45.2)	71.7
Net cash provided by operating activities	3,891.9	4,938.4
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(14,332.3)	(18,364.5)
Equity securities	(91.1)	(416.1)
Sales:
Fixed maturities	9,378.7	8,703.2
Equity securities	1,350.3	590.2
Maturities, paydowns, calls, and other:
Fixed maturities	2,409.1	3,898.2
Equity securities	39.3	67.1
Net (purchases) sales of short-term investments	(3,665.1)	3,587.0
Net unsettled security transactions	(143.4)	316.6
Acquisition of Protective Insurance Corporation, net of cash, cash equivalents, and restricted cash acquired	0	(313.2)
Purchases of property and equipment	(136.7)	(98.5)
Sales of property and equipment	11.6	11.5
Net cash used in investing activities	(5,179.6)	(2,018.5)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(117.0)	(2,753.0)
Dividends paid to preferred shareholders	(13.4)	(13.4)
Acquisition of treasury shares for restricted stock tax liabilities	(29.5)	(30.4)
Acquisition of treasury shares acquired in open market	0	(65.0)
Net proceeds from debt issuances	1,486.0	0
Payment of acquired company debt	0	(20.0)
Net cash provided by (used in) financing activities	1,326.1	(2,881.8)
Increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	38.4	38.1
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	202.1	76.5
Cash, cash equivalents, restricted cash, and restricted cash equivalents – June 30	$240.5	$114.6

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation, our wholly owned insurance and non-insurance subsidiaries, and affiliates in which we have a controlling financial interest (Progressive).
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2022, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report to Shareholders).
Insurance Premiums and Receivables
We perform analyses to evaluate our premiums receivable for expected credit losses. See the 2021 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months		Six Months
Periods Ended June 30,	2022	2021	2022	2021
(millions)
Allowance for credit losses, beginning of period	$276.2	$265.3	$280.4	$356.2
Allowance acquired during period[1]	0	3.5	0	3.5
Increase in allowance[2]	95.8	87.4	189.7	148.3
Write-offs[3]	(106.2)	(111.0)	(204.3)	(262.8)
Allowance for credit losses, end of period	$265.8	$245.2	$265.8	$245.2
1 Represents the amount of the allowance acquired in the Protective Insurance Corporation and subsidiaries (Protective Insurance) acquisition.
2 Represents the incremental increase in other underwriting expenses.
3 Represents portion of allowance that is reversed when premiums receivable are written off.
The year-over-year increase in the balance of the allowance for credit losses at June 30, 2022, compared to June 30, 2021, primarily reflects a higher amount of premiums receivable determined to be at risk of being uncollectible, driven by the growth in our premiums receivable balance. During the first six months of 2021, we experienced greater collections than anticipated, in part due to changes in consumer spending habits and government stimulus spending during the period, which resulted in a lower “increase in allowance” when compared to the six months ended June 30, 2022.
Premiums receivable balances are written off once we have exhausted our collection efforts. We recognized higher write-offs during the six months ended June 30, 2021, reflecting the premiums receivable that were reserved during 2020, when moratoriums and billing leniency efforts were put into place during the novel coronavirus, COVID-19, pandemic, which delayed the write-off of these uncollectible balances into 2021.
Property and Equipment
Other assets on the consolidated balance sheets include certain long-lived assets that are considered “held for sale.” The carrying value of these held-for-sale assets was $24.9 million at June 30, 2022, $57.5 million at June 30, 2021, and $10.8 million at December 31, 2021.
Goodwill and Intangible Assets
In preparation of the second quarter 2022 financial statements, we evaluated goodwill for impairment using a quantitative approach given changes in circumstances that indicated that the carrying value of certain portions of goodwill may not be recoverable. See Note 12 – Goodwill and Intangible Assets for further discussion.
Earnings per Common Share
For the three and six months ended June 30, 2022, earnings per common share were calculated using basic average equivalent shares since diluted earnings per share would be antidilutive given the net loss reported for both periods. Amounts are reported on a diluted basis for the second quarter and first six months of 2021.

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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2022
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$19,832.3	$3.7	$(1,116.8)	$0	$18,719.2	36.0%
State and local government obligations	2,281.9	0.6	(147.1)	0	2,135.4	4.1
Foreign government obligations	17.7	0	(1.3)	0	16.4	0.1
Corporate debt securities	10,869.6	1.6	(655.0)	(48.4)	10,167.8	19.6
Residential mortgage-backed securities	826.5	0.5	(10.7)	(17.0)	799.3	1.5
Commercial mortgage-backed securities	6,739.4	1.2	(646.0)	0	6,094.6	11.7
Other asset-backed securities	5,239.4	0.1	(201.7)	(1.8)	5,036.0	9.7
Redeemable preferred stocks	222.0	0	(5.5)	(12.7)	203.8	0.4
Total fixed maturities	46,028.8	7.7	(2,784.1)	(79.9)	43,172.5	83.1
Short-term investments	4,611.8	0	0	0	4,611.8	8.9
Total available-for-sale securities	50,640.6	7.7	(2,784.1)	(79.9)	47,784.3	92.0
Equity securities:
Nonredeemable preferred stocks	1,522.5	0	0	(162.0)	1,360.5	2.6
Common equities	783.6	0	0	2,001.1	2,784.7	5.4
Total equity securities	2,306.1	0	0	1,839.1	4,145.2	8.0
Total portfolio[1]	$52,946.7	$7.7	$(2,784.1)	$1,759.2	$51,929.5	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2021
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$19,339.3	$171.3	$(72.9)	$0	$19,437.7	38.1%
State and local government obligations	2,379.1	64.7	(3.3)	0	2,440.5	4.8
Foreign government obligations	12.7	0	0	0	12.7	0.1
Corporate debt securities	10,314.8	372.1	(9.9)	1.2	10,678.2	20.9
Residential mortgage-backed securities	666.9	4.6	(1.1)	0.9	671.3	1.3
Commercial mortgage-backed securities	5,628.2	91.4	(11.5)	0	5,708.1	11.2
Other asset-backed securities	3,865.9	34.6	(1.5)	0	3,899.0	7.7
Redeemable preferred stocks	171.1	1.7	(1.4)	12.1	183.5	0.4
Total fixed maturities	42,378.0	740.4	(101.6)	14.2	43,031.0	84.5
Short-term investments	1,710.6	0	0	0	1,710.6	3.3
Total available-for-sale securities	44,088.6	740.4	(101.6)	14.2	44,741.6	87.8
Equity securities:
Nonredeemable preferred stocks	1,511.2	0	0	98.6	1,609.8	3.2
Common equities	1,238.4	0	0	3,353.0	4,591.4	9.0
Total equity securities	2,749.6	0	0	3,451.6	6,201.2	12.2
Total portfolio[1]	$46,838.2	$740.4	$(101.6)	$3,465.8	$50,942.8	100.0%

Note: Included in the table above is a $52.5 million fair value ($25.0 million cost) reclassification from nonredeemable preferred stock to common equities to reflect the prior year conversion of a security and to conform to the current year classification.

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
1 Includes $0, $412.1 million, and $143.4 million of net unsettled security purchase transactions at June 30, 2022 and 2021, and December 31, 2021, respectively, with the offsetting payable included in other liabilities.
The total fair value of the portfolio at June 30, 2022 and 2021, and December 31, 2021, included $4.9 billion, $3.3 billion, and $4.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

At June 30, 2022, bonds and certificates of deposit in the principal amount of $468.9 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at June 30, 2022 or 2021, or December 31, 2021. At June 30, 2022, we did not hold any debt securities that were non-income producing during the preceding 12 months.
Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.
We invested in repurchase and reverse repurchase transactions during 2022 and 2021, but did not have any open positions at June 30, 2022 and 2021, or December 31, 2021. To the extent we enter into repurchase or reverse repurchase transactions, consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our consolidated balance sheets, despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	June 30,
(millions)	2022	2021	December 31, 2021
Fixed Maturities:
Corporate debt securities	$513.8	$296.7	$479.1
Residential mortgage-backed securities	604.3	163.1	536.2
Other asset-backed securities	62.3	66.9	89.2
Redeemable preferred stocks	136.3	132.2	130.8
Total hybrid securities	$1,316.7	$658.9	$1,235.3
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
Fixed Maturities The composition of fixed maturities by maturity at June 30, 2022, was:

(millions)	Cost	Fair Value
Less than one year	$5,294.8	$5,210.9
One to five years	27,925.6	26,532.2
Five to ten years	12,763.0	11,389.5
Ten years or greater	45.4	39.9
Total	$46,028.8	$43,172.5
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

Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2022
U.S. government obligations	140	$17,907.2	$(1,116.8)	114	$15,254.3	$(874.0)	26	$2,652.9	$(242.8)
State and local government obligations	331	1,954.9	(147.1)	318	1,816.1	(126.1)	13	138.8	(21.0)
Foreign government obligations	1	16.4	(1.3)	1	16.4	(1.3)	0	0	0
Corporate debt securities	466	9,174.2	(655.0)	435	8,843.2	(612.0)	31	331.0	(43.0)
Residential mortgage-backed securities	39	183.7	(10.7)	32	172.1	(8.8)	7	11.6	(1.9)
Commercial mortgage-backed securities	254	6,058.4	(646.0)	234	5,624.1	(569.8)	20	434.3	(76.2)
Other asset-backed securities	289	4,915.7	(201.7)	269	4,611.8	(188.9)	20	303.9	(12.8)
Redeemable preferred stocks	5	67.5	(5.5)	4	56.7	(3.8)	1	10.8	(1.7)
Total fixed maturities	1,525	$40,278.0	$(2,784.1)	1,407	$36,394.7	$(2,384.7)	118	$3,883.3	$(399.4)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2021
U.S. government obligations	59	$10,629.4	$(72.9)	55	$10,162.4	$(66.8)	4	$467.0	$(6.1)
State and local government obligations	81	436.2	(3.3)	72	400.0	(2.6)	9	36.2	(0.7)
Corporate debt securities	292	1,142.5	(9.9)	288	1,065.2	(9.5)	4	77.3	(0.4)
Residential mortgage-backed securities	77	192.2	(1.1)	64	172.4	(0.7)	13	19.8	(0.4)
Commercial mortgage-backed securities	68	1,272.0	(11.5)	61	1,006.9	(10.5)	7	265.1	(1.0)
Other asset-backed securities	119	1,073.6	(1.5)	113	1,043.7	(1.3)	6	29.9	(0.2)
Redeemable preferred stocks	1	11.1	(1.4)	0	0	0	1	11.1	(1.4)
Total fixed maturities	697	$14,757.0	$(101.6)	653	$13,850.6	$(91.4)	44	$906.4	$(10.2)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2021
U.S. government obligations	92	$14,745.8	$(190.8)	85	$13,790.8	$(158.5)	7	$955.0	$(32.3)
State and local government obligations	127	954.2	(14.0)	122	927.3	(13.1)	5	26.9	(0.9)
Corporate debt securities	220	3,496.6	(33.4)	219	3,491.7	(33.3)	1	4.9	(0.1)
Residential mortgage-backed securities	20	138.6	(0.6)	14	135.4	(0.5)	6	3.2	(0.1)
Commercial mortgage-backed securities	168	4,315.4	(64.3)	165	4,295.0	(63.9)	3	20.4	(0.4)
Other asset-backed securities	178	3,204.7	(12.4)	176	3,200.6	(12.3)	2	4.1	(0.1)
Redeemable preferred stocks	1	12.0	(0.5)	0	0	0	1	12.0	(0.5)
Total fixed maturities	806	$26,867.3	$(316.0)	781	$25,840.8	$(281.6)	25	$1,026.5	$(34.4)
The increase in the number of securities in an unrealized loss position since both June 30, 2021 and December 31, 2021, was primarily the result of an increase in interest rates. As of June 30, 2022, we had two corporate debt securities and one residential mortgage-backed security that had their credit ratings downgraded during the quarter, with a combined fair value of $18.3 million and an unrealized loss of $2.1 million.
A review of the securities in an unrealized loss position indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible during the first six months of 2022 or 2021, and did not have a material credit loss allowance balance as of June 30, 2022 and 2021, or December 31, 2021. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included:

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
As of June 30, 2022 and 2021, and December 31, 2021, we believe none of the unrealized losses relate to material credit losses on any specific securities, or in the aggregate, based on our review. We continue to expect all the securities in our portfolio to pay their principal and interest obligations.
In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at June 30, 2022 and 2021, and December 31, 2021, to determine if the accrued interest amounts were determined to be uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal, obligations and, therefore, did not write off any accrued income as uncollectible at June 30, 2022 and 2021, or December 31, 2021.

Realized Gains (Losses) The components of net realized gains (losses) for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2022	2021	2022	2021
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$1.3	$11.3	$4.6	$77.9
State and local government obligations	0	14.1	0	44.3
Corporate and other debt securities	2.0	40.1	6.5	60.8
Residential mortgage-backed securities	0.6	0.3	0.7	0.3
Commercial mortgage-backed securities	0	9.5	0	39.3
Other asset-backed securities	0	0	0.1	0.7
Redeemable preferred stocks	0	1.5	0	1.5
Total available-for-sale securities	3.9	76.8	11.9	224.8
Equity securities:
Nonredeemable preferred stocks	0.2	6.4	17.5	23.7
Common equities	830.6	345.0	831.1	346.1
Total equity securities	830.8	351.4	848.6	369.8
Subtotal gross realized gains on security sales	834.7	428.2	860.5	594.6
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(164.3)	(6.9)	(233.5)	(26.5)
State and local government obligations	0	(2.8)	(1.0)	(3.0)
Corporate and other debt securities	(30.1)	(3.3)	(37.8)	(5.4)
Commercial mortgage-backed securities	(13.8)	(0.5)	(13.8)	(1.1)
Other asset-backed securities	(2.0)	(0.3)	(2.1)	(0.4)
Short-term investments	(0.3)	0	(0.3)	0
Total available-for-sale securities	(210.5)	(13.8)	(288.5)	(36.4)
Equity securities:
Nonredeemable preferred stocks	(0.2)	(0.4)	(1.9)	(0.4)
Common equities	(77.4)	(3.9)	(78.0)	(3.9)
Total equity securities	(77.6)	(4.3)	(79.9)	(4.3)
Subtotal gross realized losses on security sales	(288.1)	(18.1)	(368.4)	(40.7)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	(163.0)	4.4	(228.9)	51.4
State and local government obligations	0	11.3	(1.0)	41.3
Corporate and other debt securities	(28.1)	36.8	(31.3)	55.4
Residential mortgage-backed securities	0.6	0.3	0.7	0.3
Commercial mortgage-backed securities	(13.8)	9.0	(13.8)	38.2
Other asset-backed securities	(2.0)	(0.3)	(2.0)	0.3
Redeemable preferred stocks	0	1.5	0	1.5
Short-term investments	(0.3)	0	(0.3)	0
Total available-for-sale securities	(206.6)	63.0	(276.6)	188.4
Equity securities:
Nonredeemable preferred stocks	0	6.0	15.6	23.3
Common equities	753.2	341.1	753.1	342.2
Total equity securities	753.2	347.1	768.7	365.5
Subtotal net realized gains (losses) on security sales	546.6	410.1	492.1	553.9
Net holding period gains (losses)
Hybrid securities	(48.4)	9.9	(87.4)	(1.0)
Equity securities	(1,673.8)	44.3	(2,023.4)	496.7
Subtotal net holding period gains (losses)	(1,722.2)	54.2	(2,110.8)	495.7
Other asset impairment	(2.1)	(2.5)	(4.3)	(2.5)
Total net realized gains (losses) on securities	$(1,177.7)	$461.8	$(1,623.0)	$1,047.1

Realized gains (losses) on securities sold are computed using the first-in-first-out method. During the second quarter 2022, we sold securities in our common equity portfolio, which were in a realized gain position, as part of our plan to incrementally reduce risk in the portfolio in response to the likelihood of a more difficult economic environment over the near term. The majority of the sales in the fixed-maturity portfolio were from U.S. Treasuries, which were sold to shorten duration. The loss from the fixed-maturity sales reflects the continued rise in interest rates during the second quarter 2022, which resulted in valuation declines for most of our available-for-sale securities. The other asset impairment loss was recorded as a result of our investment in a federal new markets tax credit fund, which was entered into during the second quarter 2021, and reported in other assets in the consolidated balance sheets.
The following table reflects our holding period realized gains (losses) recognized on equity securities held at the respective quarter ends:

	Three Months		Six Months
(millions)	2022	2021	2022	2021
Total net gains (losses) recognized during the period on equity securities	$(920.6)	$391.4	$(1,254.7)	$862.2
Less: Net gains (losses) recognized on equity securities sold during the period	753.2	347.1	768.7	365.5
Net holding period gains (losses) recognized during the period on equity securities held at period end	$(1,673.8)	$44.3	$(2,023.4)	$496.7
Net Investment Income The components of net investment income for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2022	2021	2022	2021
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$67.9	$37.4	$119.3	$67.8
State and local government obligations	10.3	11.5	19.5	24.9
Foreign government obligations	0	0	0.1	0
Corporate debt securities	75.5	73.2	143.6	158.4
Residential mortgage-backed securities	9.6	2.8	14.4	6.2
Commercial mortgage-backed securities	46.5	34.4	89.8	70.2
Other asset-backed securities	39.3	15.1	64.4	31.0
Redeemable preferred stocks	3.0	2.3	5.5	4.8
Total fixed maturities	252.1	176.7	456.6	363.3
Short-term investments	4.4	0.7	4.8	2.2
Total available-for-sale securities	256.5	177.4	461.4	365.5
Equity securities:
Nonredeemable preferred stocks	18.1	17.3	36.3	35.2
Common equities	17.8	16.0	36.9	30.2
Total equity securities	35.9	33.3	73.2	65.4
Investment income	292.4	210.7	534.6	430.9
Investment expenses	(5.9)	(6.3)	(11.6)	(11.9)
Net investment income	$286.5	$204.4	$523.0	$419.0
On a year-over-year basis, investment income (interest and dividends) increased 39% and 24% for the first three and six months of 2022, respectively, compared to the same periods last year, due to an increase in average assets resulting from premium growth, underwriting profitability, and investing the $1.5 billion of proceeds from debt issued in March 2022. The recurring investment book yield increased 19% for the second quarter 2022 and 7% for the first six months of 2022, compared to the same periods in 2021, reflecting investing new cash and cash from maturities in higher interest rate securities given the rising interest rate environment.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2022
Fixed maturities:
U.S. government obligations	$18,719.2	$0	$0	$18,719.2	$19,832.3
State and local government obligations	0	2,135.4	0	2,135.4	2,281.9
Foreign government obligations	0	16.4	0	16.4	17.7
Corporate debt securities	0	10,167.8	0	10,167.8	10,869.6
Subtotal	18,719.2	12,319.6	0	31,038.8	33,001.5
Asset-backed securities:
Residential mortgage-backed	0	799.3	0	799.3	826.5
Commercial mortgage-backed	0	6,094.6	0	6,094.6	6,739.4
Other asset-backed	0	5,036.0	0	5,036.0	5,239.4
Subtotal asset-backed securities	0	11,929.9	0	11,929.9	12,805.3
Redeemable preferred stocks:
Financials	0	58.7	0	58.7	62.5
Utilities	0	8.8	0	8.8	10.5
Industrials	9.9	126.4	0	136.3	149.0
Subtotal redeemable preferred stocks	9.9	193.9	0	203.8	222.0
Total fixed maturities	18,729.1	24,443.4	0	43,172.5	46,028.8
Short-term investments	4,549.8	62.0	0	4,611.8	4,611.8
Total available-for-sale securities	23,278.9	24,505.4	0	47,784.3	50,640.6
Equity securities:
Nonredeemable preferred stocks:
Financials	87.8	1,099.7	64.9	1,252.4	1,402.5
Utilities	0	67.3	0	67.3	79.9
Industrials	0	23.8	17.0	40.8	40.1
Subtotal nonredeemable preferred stocks	87.8	1,190.8	81.9	1,360.5	1,522.5
Common equities:
Common stocks	2,716.8	49.4	0	2,766.2	765.1
Other risk investments	0	0	18.5	18.5	18.5
Subtotal common equities	2,716.8	49.4	18.5	2,784.7	783.6
Total equity securities	2,804.6	1,240.2	100.4	4,145.2	2,306.1
Total portfolio	$26,083.5	$25,745.6	$100.4	$51,929.5	$52,946.7
Debt	$0	$6,028.9	$0	$6,028.9	$6,386.5

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2021
Fixed maturities:
U.S. government obligations	$19,437.7	$0	$0	$19,437.7	$19,339.3
State and local government obligations	0	2,440.5	0	2,440.5	2,379.1
Foreign government obligations	0	12.7	0	12.7	12.7
Corporate debt securities	0	10,678.2	0	10,678.2	10,314.8
Subtotal	19,437.7	13,131.4	0	32,569.1	32,045.9
Asset-backed securities:
Residential mortgage-backed	0	671.3	0	671.3	666.9
Commercial mortgage-backed	0	5,708.1	0	5,708.1	5,628.2
Other asset-backed	0	3,899.0	0	3,899.0	3,865.9
Subtotal asset-backed securities	0	10,278.4	0	10,278.4	10,161.0
Redeemable preferred stocks:
Financials	0	51.3	0	51.3	50.9
Utilities	0	0	0	0	0
Industrials	10.8	121.4	0	132.2	120.2
Subtotal redeemable preferred stocks	10.8	172.7	0	183.5	171.1
Total fixed maturities	19,448.5	23,582.5	0	43,031.0	42,378.0
Short-term investments	1,679.8	30.8	0	1,710.6	1,710.6
Total available-for-sale securities	21,128.3	23,613.3	0	44,741.6	44,088.6
Equity securities:
Nonredeemable preferred stocks:
Financials	98.4	1,332.5	76.4	1,507.3	1,431.2
Utilities	0	42.5	0	42.5	39.9
Industrials	0	25.6	34.4	60.0	40.1
Subtotal nonredeemable preferred stocks	98.4	1,400.6	110.8	1,609.8	1,511.2
Common equities:
Common stocks	4,527.3	0	52.5	4,579.8	1,226.8
Other risk investments	0	0	11.6	11.6	11.6
Subtotal common equities	4,527.3	0	64.1	4,591.4	1,238.4
Total equity securities	4,625.7	1,400.6	174.9	6,201.2	2,749.6
Total portfolio	$25,754.0	$25,013.9	$174.9	$50,942.8	$46,838.2
Debt	$0	$6,446.7	$0	$6,446.7	$5,397.5

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2021
Fixed maturities:
U.S. government obligations	$18,488.2	$0	$0	$18,488.2	$18,586.1
State and local government obligations	0	2,185.3	0	2,185.3	2,162.6
Foreign government obligations	0	17.9	0	17.9	17.9
Corporate debt securities	0	10,692.1	0	10,692.1	10,526.2
Subtotal	18,488.2	12,895.3	0	31,383.5	31,292.8
Asset-backed securities:
Residential mortgage-backed	0	790.0	0	790.0	787.7
Commercial mortgage-backed	0	6,535.6	0	6,535.6	6,561.0
Other asset-backed	0	4,982.3	0	4,982.3	4,981.8
Subtotal asset-backed securities	0	12,307.9	0	12,307.9	12,330.5
Redeemable preferred stocks:
Financials	0	50.9	0	50.9	50.7
Utilities	0	0	0	0	0
Industrials	10.7	120.1	0	130.8	120.2
Subtotal redeemable preferred stocks	10.7	171.0	0	181.7	170.9
Total fixed maturities	18,498.9	25,374.2	0	43,873.1	43,794.2
Short-term investments	942.4	0.2	0	942.6	942.6
Total available-for-sale securities	19,441.3	25,374.4	0	44,815.7	44,736.8
Equity securities:
Nonredeemable preferred stocks:
Financials	115.3	1,305.7	76.4	1,497.4	1,451.7
Utilities	0	82.9	0	82.9	80.0
Industrials	0	25.2	34.4	59.6	40.1
Subtotal nonredeemable preferred stocks	115.3	1,413.8	110.8	1,639.9	1,571.8
Common equities:
Common stocks	4,991.6	50.0	0	5,041.6	1,247.2
Other risk investments	0	0	16.9	16.9	16.9
Subtotal common equities	4,991.6	50.0	16.9	5,058.5	1,264.1
Total equity securities	5,106.9	1,463.8	127.7	6,698.4	2,835.9
Total portfolio	$24,548.2	$26,838.2	$127.7	$51,514.1	$47,572.7
Debt	$0	$5,857.4	$0	$5,857.4	$4,898.8
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
At June 30, 2022, vendor-quoted prices represented 87% of our Level 1 classifications (excluding short-term investments), compared to 81% and 79% at June 30, 2021 and December 31, 2021, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At both June 30, 2022 and December 31, 2021, vendor-quoted prices comprised 98% of our Level 2 classifications (excluding short-term investments and common stock), while dealer-quoted prices represented the remaining 2%, compared to 99% and 1% at June 30, 2021. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
During 2021, we reclassified a Level 3 nonredeemable preferred stock held at December 31, 2020 to a Level 3 common stock to reflect that the security had converted during 2020. The security was transferred to Level 2 at December 31, 2021. At June 30, 2022 and 2021, and December 31, 2021, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
Other than goodwill, during the second quarter and first six months of 2022 and 2021, there were no material assets or liabilities measured at fair value on a nonrecurring basis. During the second quarter 2022, we determined that the fair value of the goodwill related to our ARX Holding Corp. (ARX) reporting unit was less than the carrying value and we wrote down $224.8 million of our total goodwill asset. See Note 12 – Goodwill and Intangible Assets for further discussion. Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2022 and 2021:

	Level 3 Fair Value
(millions)	Fair Value at March 31, 2022	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2022
Equity securities:
Nonredeemable preferred stocks:
Financials	$61.4	$0	$0	$0	$0	$3.5	$0	$64.9
Industrials	33.9	0	0	0	0	(16.9)	0	17.0
Common equities:
Other risk investments	20.1	(1.6)	0	0	0	0	0	18.5
Total Level 3 securities	$115.4	$(1.6)	$0	$0	$0	$(13.4)	$0	$100.4

	Level 3 Fair Value
(millions)	Fair Value at March 31, 2021	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2021
Equity securities:
Nonredeemable preferred stocks:
Financials	$10.0	$0	$60.2	$0	$0	$6.2	$0	$76.4
Industrials	16.6	0	5.0	(5.0)	(4.5)	22.3	0	34.4
Common equities:
Common stocks	25.0	0	0	0	0	27.5	0	52.5
Other risk investments	3.2	8.4	0	0	0	0	0	11.6
Total Level 3 securities	$54.8	$8.4	$65.2	$(5.0)	$(4.5)	$56.0	$0	$174.9

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2021	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2022
Equity securities:
Nonredeemable preferred stocks:
Financials	$76.4	$0	$0	$(15.0)	$(17.2)	$20.7	$0	$64.9
Industrials	34.4	(0.5)	0	0	0	(16.9)	0	17.0
Common equities:
Other risk investments	16.9	1.6	0	0	0	0	0	18.5
Total Level 3 securities	$127.7	$1.1	$0	$(15.0)	$(17.2)	$3.8	$0	$100.4

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2020	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2021
Equity securities:
Nonredeemable preferred stocks:
Financials	$10.0	$0	$60.2	$0	$0	$6.2	$0	$76.4
Industrials	16.7	0	5.0	(5.0)	(4.5)	22.2	0	34.4
Common equities:
Common stocks	25.0	0	0	0	0	27.5	0	52.5
Other risk investments	3.1	8.5	0	0	0	0	0	11.6
Total Level 3 securities	$54.8	$8.5	$65.2	$(5.0)	$(4.5)	$55.9	$0	$174.9

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at June 30, 2022 and 2021, and December 31, 2021:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2022	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$81.9	Market comparables	Weighted average market capitalization price change %	(47.3)% to (2.2)%	(13.3)%
Subtotal Level 3 securities	81.9
Pricing exemption securities	18.5
Total Level 3 securities	$100.4

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2021	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$110.8	Market comparables	Weighted average market capitalization price change %	(8.0)% to 9.9%	4.2%
Common stocks	52.5	Market comparables	Weighted average market capitalization price change %	(12.1)% to 24.5%	12.1%
Subtotal Level 3 securities	163.3
Pricing exemption securities	11.6
Total Level 3 securities	$174.9
Note: The table was updated to agree with the current year presentation and to reflect the purchase of a nonredeemable preferred stock security in the second quarter 2020 that was subject to an automatic conversion to common stock during third quarter 2020.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2021	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$110.8	Market comparables	Weighted average market capitalization price change %	(20.2)% to (2.3)%	(7.7)%
Subtotal Level 3 securities	110.8
Pricing exemption securities	16.9
Total Level 3 securities	$127.7

Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	June 30, 2022		June 30, 2021		December 31, 2021
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021 (issued: $500.0, August 2011)	$0	$0	$499.9	$502.5	$0	$0
2.45% Senior Notes due 2027 (issued: $500.0, August 2016)	497.9	471.3	497.5	529.9	497.7	517.9
2.50% Senior Notes due 2027 (issued: $500.0, March 2022)	497.2	472.6	0	0	0	0
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	297.3	340.6	297.0	396.1	297.2	388.2
4.00% Senior Notes due 2029 (issued: $550.0, October 2018)	546.2	543.3	545.7	631.5	545.9	621.0
3.20% Senior Notes due 2030 (issued: $500.0, March 2020)	496.7	463.0	496.3	549.0	496.5	536.3
3.00% Senior Notes due 2032 (issued: $500.0, March 2022)	495.7	448.3	0	0	0	0
6.25% Senior Notes due 2032 (issued: $400.0, November 2002)	396.3	459.2	396.1	553.7	396.2	547.9
4.35% Senior Notes due 2044 (issued: $350.0, April 2014)	346.9	324.6	346.8	434.8	346.8	428.4
3.70% Senior Notes due 2045 (issued: $400.0, January 2015)	395.7	332.4	395.6	458.1	395.6	447.1
4.125% Senior Notes due 2047 (issued: $850.0, April 2017)	842.0	769.3	841.8	1,041.4	841.9	1,029.3
4.20% Senior Notes due 2048 (issued: $600.0, March 2018)	590.3	550.5	590.1	747.0	590.2	741.3
3.95% Senior Notes due 2050 (issued: $500.0, March 2020)	490.9	437.8	490.7	602.7	490.8	600.0
3.70% Senior Notes due 2052 (issued: $500.0, March 2022)	493.4	416.0	0	0	0	0
Total	$6,386.5	$6,028.9	$5,397.5	$6,446.7	$4,898.8	$5,857.4
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
There was no short-term debt outstanding at June 30, 2022 and December 31, 2021. Short-term debt outstanding at June 30, 2021 consisted of the $500 million 3.75% Senior Notes that matured in August 2021.
The Progressive Corporation has a line of credit with PNC Bank, National Association (PNC), in the maximum principal amount of $250 million, which has the same terms as the line of credit with PNC that expired in April 2022. See the 2021 Annual Report to Shareholders for terms of this line of credit. We had no borrowings under the line of credit during the periods presented.

Note 5 Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At June 30, 2022 and 2021, and December 31, 2021, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the six months ended June 30, 2022, there have been no material changes in our reserve for uncertain tax positions.
The effective tax rate for the three and six months ended June 30, 2022, was 14.6% and 6.8%, respectively, compared to 20.9% and 20.8% for the same periods last year. Excluding the effect of the goodwill impairment, which was a one-time charge, the effective tax rate for the three and six months ended June 30, 2022, were 22.6% and 79.9%, respectively. The higher effective rates for the current quarter and year, excluding the goodwill impairment charge, are in part due to our permanent tax differences having a greater impact on the effective rate given our pretax loss, compared to pretax income in the same periods last year.
Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	June 30,
(millions)	2022	2021
Balance at January 1	$26,164.1	$20,265.8
Less reinsurance recoverables on unpaid losses	4,733.6	3,798.2
Net balance at January 1	21,430.5	16,467.6
Net loss and loss adjustment expense reserves acquired[1]	0	732.5
Total beginning reserves	21,430.5	17,200.1
Incurred related to:
Current year	18,134.6	15,319.9
Prior years	144.9	197.0
Total incurred	18,279.5	15,516.9
Paid related to:
Current year	9,298.3	7,849.6
Prior years	7,284.3	5,436.7
Total paid	16,582.6	13,286.3
Net balance at June 30	23,127.4	19,430.7
Plus reinsurance recoverables on unpaid losses	4,684.6	4,464.9
Balance at June 30	$27,812.0	$23,895.6
1 Net reserves acquired in the Protective Insurance acquisition.
We experienced unfavorable reserve development of $144.9 million and $197.0 million during the first six months of 2022 and 2021, respectively, which is reflected as “incurred related to prior years” in the table above.
Year-to-date June 30, 2022
•Approximately $97 million of the unfavorable prior year reserve development was attributable to accident year 2021, $16 million to accident year 2020, and the remainder to accident years 2019 and prior.
•Our personal auto products incurred about $45 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with the Agency and Direct auto businesses each contributing about half. The unfavorable development was primarily attributable to higher than anticipated severity and frequency of auto property damage payments on previously closed claims and late reported injury claims, partially offset by more subrogation and salvage recoveries and lower loss adjustment expenses than originally anticipated.
•Our Commercial Lines business experienced about $98 million of unfavorable development, primarily due to higher than anticipated severity and frequency of late reported claims.

Year-to-date June 30, 2021
•Approximately $100 million of the unfavorable prior year reserve development was attributable to accident year 2019 and $114 million to 2018 and prior accident years, partially offset by favorable development attributable to accident year 2020.
•Our personal auto products incurred about $111 million of unfavorable loss and LAE reserve development, with about $67 million attributable to the Agency business. The unfavorable development was primarily attributable to a higher than anticipated frequency of reopened personal injury protection (PIP) claims, primarily in Florida, and higher than anticipated bodily injury severity, partially offset by less late reported claims than anticipated for accident year 2020.
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
Note 7 Supplemental Cash Flow Information — Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries. The amount of reverse repurchase commitments, which are not considered part of the investment portfolio, held by these subsidiaries at June 30, 2022 and 2021, and December 31, 2021, were $140.6 million, $90.5 million, and $137.1 million, respectively.
Restricted cash and cash equivalents include collateral held against unpaid deductibles and cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are administrators.
Non-cash activity included the following in the respective periods:

	Six Months Ended June 30,
(millions)	2022	2021
Common share dividends[1]	$58.5	$58.5
Operating lease liabilities[2]	22.5	55.9
1 Declared but unpaid. See Note 9 – Dividends for further discussion.
2 From obtaining right-of-use assets.
We paid the following in the respective periods:

	Six Months Ended June 30,
(millions)	2022	2021
Income taxes	$363.2	$574.1
Interest	102.6	112.0
Operating lease liabilities	41.8	44.8
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

Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$4,366.5	$260.3	$4,220.3	$207.5	$8,689.8	$548.9	$8,318.5	$755.0
Direct	4,905.9	198.4	4,633.9	128.4	9,699.5	348.8	9,065.6	543.0
Total Personal Lines[1]	9,272.4	458.7	8,854.2	335.9	18,389.3	897.7	17,384.1	1,298.0
Commercial Lines	2,304.4	243.0	1,621.8	130.1	4,431.6	445.4	3,039.6	358.6
Property[2]	570.5	(156.9)	502.3	(83.3)	1,128.6	(148.6)	974.8	(154.0)
Other indemnity[3]	0.6	(6.3)	4.0	0.1	1.3	(7.2)	4.0	0.1
Total underwriting operations	12,147.9	538.5	10,982.3	382.8	23,950.8	1,187.3	21,402.5	1,502.7
Fees and other revenues[4]	176.5	NA	176.2	NA	350.5	NA	341.9	NA
Service businesses	80.1	4.6	74.5	6.6	147.8	9.1	128.3	11.1
Investments[5]	(885.3)	(891.2)	672.5	666.2	(1,088.4)	(1,100.0)	1,478.0	1,466.1
Interest expense	NA	(63.0)	NA	(56.4)	NA	(117.3)	NA	(112.8)
Property - Goodwill impairment[2]	NA	(224.8)	NA	0	NA	(224.8)	NA	0
Consolidated total	$11,519.2	$(635.9)	$11,905.5	$999.2	$23,360.7	$(245.7)	$23,350.7	$2,867.1
NA = Not applicable
1 Personal auto products accounted for 94% of the total Personal Lines segment net premiums earned during the three and six months ended June 30, 2022 and 2021; our special lines products (e.g., motorcycles, ATVs, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 The total pretax loss, including goodwill impairment, for the Property segment was $381.7 million and $373.4 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2022, pretax profit (loss) also included $5.0 million and $19.1 million, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment, and $14.1 million and $28.3 million for the same periods in 2021.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	6.0%	94.0	4.9%	95.1	6.3%	93.7	9.1%	90.9
Direct	4.0	96.0	2.8	97.2	3.6	96.4	6.0	94.0
Total Personal Lines	4.9	95.1	3.8	96.2	4.9	95.1	7.5	92.5
Commercial Lines	10.5	89.5	8.0	92.0	10.1	89.9	11.8	88.2
Property[1]	(27.5)	127.5	(16.6)	116.6	(13.2)	113.2	(15.8)	115.8
Total underwriting operations	4.4	95.6	3.5	96.5	5.0	95.0	7.0	93.0
1 Included in the three and six months ended June 30, 2022, is 0.9 points and 1.7 points, respectively, of amortization expense associated with intangible assets and 2.8 points and 2.9 points, respectively, for the three and six months ended June 30, 2021.

Note 9 Dividends — Following is a summary of our common and preferred share dividends that were declared and/or paid during the six months ended June 30, 2022 and 2021:

(millions, except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Common - Quarterly Dividends:
May 2022	July 2022	$0.10	$58.5
March 2022	April 2022	0.10	58.5
December 2021	January 2022	0.10	58.5
May 2021	July 2021	0.10	58.5
March 2021	April 2021	0.10	58.5
December 2020	January 2021	0.10	58.6

Common - Annual Variable Dividends:
December 2020	January 2021	4.50	2,635.9

Preferred Dividends:
December 2021	March 2022	26.875	13.4
December 2020	March 2021	26.875	13.4
1 The accrual is based on an estimate of common shares outstanding as of the record date and the common share accrual is recorded as a part of accounts payable, accrued expenses, and other liabilities on the consolidated balance sheets.
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
Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment
Balance at March 31, 2022	$(1,753.4)	$367.6	$(1,385.8)	$(1,370.7)	$(14.7)	$(0.4)
Other comprehensive income (loss) before reclassifications:
Investment securities	(1,246.7)	261.8	(984.9)	(984.9)	0	0
Foreign currency translation adjustment	(0.5)	0.1	(0.4)	0	0	(0.4)
Total other comprehensive income (loss) before reclassifications	(1,247.2)	261.9	(985.3)	(984.9)	0	(0.4)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(205.1)	43.0	(162.1)	(162.1)	0	0
Interest expense	0	0	0	0	0	0
Total reclassification adjustment for amounts realized in net income	(205.1)	43.0	(162.1)	(162.1)	0	0
Total other comprehensive income (loss)	(1,042.1)	218.9	(823.2)	(822.8)	0	(0.4)
Balance at June 30, 2022	$(2,795.5)	$586.5	$(2,209.0)	$(2,193.5)	$(14.7)	$(0.8)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment
Balance at March 31, 2021	$504.6	$(112.3)	$392.3	$407.7	$(15.4)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	174.7	(36.7)	138.0	138.0	0	0
Foreign currency translation adjustment	(0.6)	0.1	(0.5)	0	0	(0.5)
Total other comprehensive income (loss) before reclassifications	174.1	(36.6)	137.5	138.0	0	(0.5)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	59.4	(12.5)	46.9	46.9	0	0
Interest expense	(0.3)	0	(0.3)	0	(0.3)	0
Total reclassification adjustment for amounts realized in net income	59.1	(12.5)	46.6	46.9	(0.3)	0
Total other comprehensive income (loss)	115.0	(24.1)	90.9	91.1	0.3	(0.5)
Balance at June 30, 2021	$619.6	$(136.4)	$483.2	$498.8	$(15.1)	$(0.5)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2021	$52.3	$(11.6)	$40.7	$56.2	$(14.9)	$(0.6)
Other comprehensive income (loss) before reclassifications:
Investment securities	(3,098.4)	650.7	(2,447.7)	(2,447.7)	0	0
Foreign currency translation adjustment	(0.2)	0	(0.2)	0	0	(0.2)
Total other comprehensive income (loss) before reclassifications	(3,098.6)	650.7	(2,447.9)	(2,447.7)	0	(0.2)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(250.6)	52.6	(198.0)	(198.0)	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	(250.8)	52.6	(198.2)	(198.0)	(0.2)	0
Total other comprehensive income (loss)	(2,847.8)	598.1	(2,249.7)	(2,249.7)	0.2	(0.2)
Balance at June 30, 2022	$(2,795.5)	$586.5	$(2,209.0)	$(2,193.5)	$(14.7)	$(0.8)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2020	$1,187.4	$(255.7)	$931.7	$947.3	$(15.6)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	(376.7)	79.1	(297.6)	(297.6)	0	0
Foreign currency translation adjustment	(0.6)	0.1	(0.5)	0	0	(0.5)
Total other comprehensive income (loss) before reclassifications	(377.3)	79.2	(298.1)	(297.6)	0	(0.5)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	191.1	(40.2)	150.9	150.9	0	0
Interest expense	(0.6)	0.1	(0.5)	0	(0.5)	0
Total reclassification adjustment for amounts realized in net income	190.5	(40.1)	150.4	150.9	(0.5)	0
Total other comprehensive income (loss)	(567.8)	119.3	(448.5)	(448.5)	0.5	(0.5)
Balance at June 30, 2021	$619.6	$(136.4)	$483.2	$498.8	$(15.1)	$(0.5)
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

With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at June 30, 2022 and 2021, or December 31, 2021, and there were no material settlements during 2021 or the first six months of 2022. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2021 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2021 Annual Report to Shareholders.
Note 12 Goodwill and Intangible Assets
Goodwill
The majority of the goodwill recorded as of June 30, 2022 and 2021, and December 31, 2021, related to the April 1, 2015, acquisition of a controlling interest in ARX. In connection with the preparation of our second quarter 2022 financial results, we recorded an impairment loss of $224.8 million, which is disclosed as a separate line item in our consolidated statements of comprehensive income. The impairment loss was fully allocated to our Property segment. There were no previously recorded accumulated impairment losses and there are no other accumulated goodwill impairment losses on any of the outstanding goodwill.
We performed the interim test of our goodwill for impairment for the ARX reporting unit. The indicators of impairment primarily related to the magnitude of recent weather events relative to forecasted expectations, as well as other factors impacting our plans to restore our Property business to target profitability in a timely fashion and the subsequent reduced forecasted profitability of ARX. As a result, we determined it was more likely than not that the fair value of the ARX reporting unit was less than its carrying value.
The quantitative goodwill impairment assessment consisted of comparing the fair value of the reporting unit to its carrying value. To determine the fair value of a reporting unit, we use a discounted cash flow model. The model uses assumptions including, but not limited to, discount rate, and forecasted growth, profitability, investment return, and capital requirements. The assumptions and estimates are consistent with those we believe other non-related marketplace participants would use and are based on management’s best estimates at the time of the analysis. The calculated fair value of the ARX reporting unit was below its carrying value at June 30, 2022, which resulted in recording a goodwill impairment. There was no indication of impairment on the remaining $227.9 million goodwill, of which 98% was attributable to our Personal Lines Agency business and related to the ARX acquisition.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets:

(millions)	June 30, 2022	June 30, 2021	December 31, 2021
Intangible assets subject to amortization	$84.8	$134.1	$104.9
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$97.2	$146.5	$117.3
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.
Intangible assets subject to amortization consisted of the following:

(millions)	June 30, 2022			June 30, 2021			December 31, 2021
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$0	$0	$0	$256.2	$228.7	$27.5	$256.2	$247.1	$9.1
Agency relationships	159.2	82.5	76.7	159.2	71.1	88.1	159.2	76.8	82.4
Software rights	69.1	62.6	6.5	69.1	54.0	15.1	69.1	58.3	10.8
Trade name	3.6	2.0	1.6	3.6	0.2	3.4	3.6	1.0	2.6
Total	$231.9	$147.1	$84.8	$488.1	$354.0	$134.1	$488.1	$383.2	$104.9
Amortization expense was $5.5 million and $20.1 million for the three and six months ended June 30, 2022, respectively, compared to $14.3 million and $28.5 million during the same periods last year. During the first quarter 2022, the policies in force intangible asset, with a gross carrying value of $256.2 million, was fully amortized.
Note 13 New Accounting Standards — We did not adopt any new accounting standards during the six months ended June 30, 2022. We assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on our consolidated financial statements as well as material updates to previous assessments, if any, from our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no new material accounting standards issued in the six months ended June 30, 2022, that are expected to impact The Progressive Corporation or its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized growth in premiums during the second quarter 2022, compared to the same period last year, driven primarily by rate increases taken during 2021 and the first half of 2022. On a companywide basis, policies in force were relatively flat year over year. During the second quarter 2022, we generated an underwriting profit margin of 4.4%, which was above our 4.0% underwriting profit goal and 0.9 points better than the same period last year.
During the quarter, we generated $12.4 billion of net premiums written, which is an increase of $0.9 billion, or 8%, compared to second quarter 2021. We ended the second quarter 2022 with 26.5 million companywide policies in force, which is 130 thousand more policies than were in force at June 30, 2021. Personal auto policies in force decreased 2% year over year, while our Commercial Lines, Property, and special lines products grew policies 12%, 6%, and 5%, respectively. The decrease in our personal auto policies reflects the significant decrease experienced in new personal auto applications during the first half of 2022, compared to the same period last year, reflecting the personal auto rate increases taken since the first quarter of 2021 and decreased advertising spend, on a year-over-year basis, during the last 12 months.
On a year-over-year basis, for the second quarter 2022, net income and comprehensive income decreased 169% and 255%, respectively. The decrease in net income was primarily driven by a $1,722.2 million net holding period loss on securities during the period, due to the change in equity market valuations, compared to a net holding period gain of $54.2 million in the second quarter of 2021. In addition, while preparing our financial statements for the second quarter 2022, we analyzed our goodwill for impairment given our revised forecasted profitability in our Property segment in light of the magnitude of recent weather events and the slower projected pace to restore profitability to this segment. Based on this analysis, we determined the carrying value of the ARX Holding Corp. (ARX) reporting unit exceeded its fair value and, therefore, recorded a $224.8 million goodwill impairment charge during the second quarter.
Similar to the decrease in net income, the decrease in comprehensive income was also primarily driven by changes in the value of our investment portfolio, as we recognized net unrealized losses on our fixed-maturity securities of $822.8 million in the second quarter of 2022, compared to net unrealized gains of $91.1 million in the prior year, primarily reflecting an increase in interest rates throughout 2021 and into the second quarter 2022.
We ended the quarter with $22.0 billion of total capital (debt plus shareholders’ equity), a decrease of $1.1 billion from year-end 2021. The decrease is primarily due to the comprehensive loss for the six months ended June 30, 2022, partially offset by the issuance of $1.5 billion of senior notes during the first quarter 2022.
A. Insurance Operations
For the second quarter 2022, we experienced a companywide underwriting profit margin of 4.4%, compared to our target profit margin of 4% and an underwriting profit margin of 3.5% for the same period last year. Net premiums written grew 8% over the second quarter last year, reflecting rate increases taken since the first quarter of 2021, while policies in force growth was flat on a companywide basis. The distribution of profitability and growth varied by segment during the second quarter 2022 as discussed below.
During the second quarter 2022, our Personal and Commercial Lines operating segments generated an underwriting profit margin of 4.9% and 10.5%, respectively, while our Property business generated an underwriting loss margin of 27.5%, due to significant catastrophe losses incurred during the quarter. Our personal auto incurred accident frequency was down about 8% for the second quarter 2022, compared to the prior year, in part reflecting a modest tailwind from reduced driving resulting from record high fuel costs. We continued to see inflationary pressure in the average costs to settle a claim, which, along with the increase in the valuation of used vehicles on a year-over-year basis, contributed to an increase in severity of about 16% over the second quarter last year. During the quarter, catastrophe losses were fairly consistent on a year-over-year basis in our Personal Lines and Commercial Lines businesses but were up substantially in our Property business. For the second quarter 2022, our Property business recognized 40.9 points of weather-related catastrophe losses, primarily due to thunderstorms, hail, and tornadoes throughout the United States, compared to 25.5 points during same period in the prior year.
During the quarter, we continued to take actions to address profitability, in response to the continued rising loss costs and other factors, and to strive to achieve our target goal of a 96 combined ratio on a calendar-year basis. During the second quarter 2022, we implemented personal auto rate increases in 17 states that represented nearly 40% of our trailing 12-month written premium. In the aggregate, rate changes for personal auto during the second quarter increased rates on a countrywide basis about 2%, which follows an increase of about 7% in the first quarter 2022 and a full year increase of about 8% in 2021. Of the rate increases that we elevated in prior periods, we estimate that we have nearly 5 points still to earn into our underwriting results. We currently believe that, with the exception of a few key states, the major personal auto rate increases are behind us for the remainder of 2022. However, management continues to assess used car prices, miles driven, driving patterns, loss severity, weather events, inflation, and other components of expected loss costs on a state-by-state basis for our personal auto business and will file for rate adjustments where deemed necessary. We believe a key element in improving the accuracy of our rating is Snapshot®, our usage-based insurance offering. During the first six months of 2022, the adoption rates for consumers enrolling in the program, when given the option, increased nearly 20% in Agency auto and nearly 10% in Direct auto, compared to the same period last year. Our latest model is available in states that represented about 70% of our countrywide personal auto premium. We continue to invest in our mobile application, with mobile devices being chosen for Snapshot monitoring for the majority of new enrollments.
In addition to rate actions, during the second quarter 2022, we also continued to tighten underwriting criteria, limit bill plan payment options, and reduce advertising spend during the period in states where losses indicated rates are not meeting our profitability goals in our personal auto business. We reduced total advertising spend 7%, or 0.9 combined ratio points, compared to the second quarter last year, based on performance against our media and underwriting targets in certain types of advertising. Consistent with rate actions, management will continue to assess where additional non-rate actions may be needed. These rate and non-rate measures resulted in fewer new business auto applications during the year and could continue to impact personal auto growth in net premiums written and policies in force in future periods.
During the second quarter 2022, our Property business continued to experience high volatility in underwriting profitability, primarily attributable to the impact from weather-related catastrophe losses. We remain focused on taking rate and non-rate actions in our Property business to reduce volatility in our underwriting results. We increased rates in our Property businesses 7% and 8% during the second quarter and first six months of 2022, respectively, and 10% during the last 12 months. These targeted rate increases are continuing to be earned into the book of business.
We continue to focus our Property growth efforts in states with traditionally less catastrophe exposure and limit growth in the coastal and hail prone states. In response to this effort, in 2021, we announced plans to non-renew about 60,000 policies in Florida, which we started doing in the second quarter 2022. This effort to non-renew Florida policies was curtailed, in part, as new legislation was introduced in Florida potentially prohibiting the non-renewal of certain policies based on the age of the roof of the insured structure. While the outcome is still pending, we believe we will non-renew significantly less of the policies previously intended for non-renewal, which will slow our efforts to reduce the volatility in Property underwriting results.
We realized that our current pricing actions and underwriting activities to reduce our exposure in states with traditionally less catastrophe exposure and limit growth in the coastal and hail prone states will require more time than originally anticipated for our efforts to take effect to achieve our target combined ratio for the Property business. This information, combined with the continued extent of the weather-related losses, prompted us to reevaluate the forecasted combined ratio assumptions used in our 2021 annual goodwill impairment model for the ARX reporting unit as we were preparing our financial results for the second quarter 2022. In performing an interim goodwill impairment quantitative assessment, we determined the carrying value of ARX exceeded its currently forecasted fair value and recorded a non-cash goodwill impairment charge of $224.8 million during the quarter, which represented the entire amount of goodwill assigned to the ARX reporting unit. The write down is a nonrecurring item and did not impact underwriting profitability for the second quarter 2022. There are no indications of impairment on the remaining $227.9 million of goodwill, which is predominantly related to the ARX acquisition and assigned to our Personal Lines Agency auto business, since the primary intent of the acquisition was to give us the ability to better penetrate the Robinsons segment (i.e., bundled auto and home) within our independent agency distribution channel.
We evaluate growth in terms of both net premiums written and policies in force growth. The rate and non-rate actions that began in 2021, and continued into the second quarter 2022, impacted premium and volume growth on a year-over-year basis. For the second quarter 2022, our companywide net premiums written grew 8%, with Personal Lines growing 6%, Commercial Lines 16%, and Property 8%, primarily reflecting higher average written premium per policy. On a companywide basis, policies in force growth was flat, with Personal Lines decreasing 1%, and Commercial Lines and Property growing 12% and 6%, respectively. Within Personal Lines, policies in force in Agency auto decreased 5% and were flat in Direct auto year over year, while the special lines policies increased 5%. The decrease in our personal auto policy in force growth is attributable to the decrease in the growth of new applications during the six months ended June 30, 2022, as discussed below, as well as a decrease in the rate of growth in our renewal applications.
During the second quarter 2022, on a year-over-year basis, average written premiums grew 11% in personal auto, 14% in commercial auto (excluding our transportation network company (TNC), business owners policy (BOP), and Protective Insurance Corporation and subsidiaries (Protective Insurance) products), and 4% in Property, reflecting rate increases taken beginning in 2021 in response to rising loss costs. Growth may continue to be impacted by the actions we are taking to address profitability in response to rising loss costs and increasing severity trends. Given that our Property policies are 12-month terms, compared to primarily 6-month policies in our personal auto business, these rate actions will take longer to earn in.
The rate and non-rate measures we started taking during 2021, which continued into the second quarter 2022, resulted in fewer new business personal auto applications. During the second quarter 2022, new applications (i.e., issued policies) decreased 13% in our Personal Lines segment, with total new personal auto applications decreasing 15%. Agency auto new applications decreased 20% and Direct auto decreased 11%. We began to see slight improvement in new business auto applications toward the end of the second quarter as our competitors have more recently begun to increase rates. New applications for our special lines products were down 7% during the second quarter 2022, primarily reflecting the significant new application growth experienced during 2021, due to growth in RV, boat, and motorcycle demand. On a year-over-year basis for the second quarter 2022, renewal applications increased 2% in Personal Lines, with total personal auto renewal applications up 1% over the second quarter last year.
On a year-over-year basis for the second quarter 2022, in our Commercial Lines business (excluding our TNC, BOP, and Protective Insurance products) new applications decreased 6%, primarily reflecting the significant new application growth experienced during 2021, while renewal applications increased 15%. In addition, we have begun to see growth headwinds in our for-hire transportation product as the transportation freight market softens. In our Property business, new applications decreased 5% and renewal applications increased 8% on a year-over-year basis for the second quarter.
While the rate and non-rate actions resulted in fewer new business personal auto applications during the quarter, we strongly believe that achieving our target profit margin takes precedence over growing premiums and that the actions discussed above are necessary to position us well for the future. Nevertheless, we remain focused on growth and realize that to grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention continues to be one of our most important priorities. Our efforts to increase our share of multi-product households remains a key initiative and we will continue to make investments to improve the customer experience in order to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is our primary measure of customer retention in our Personal Lines, Commercial Lines, and Property businesses.
We evaluate total auto retention using a trailing 12-month and a trailing 3-month policy life expectancy. The latter does not address seasonality and can reflect more volatility. As of the end of the second quarter 2022, our trailing 12-month total personal auto policy life expectancy decreased 11%, compared to last year, with the Agency channel down 13% and the Direct channel down 9%, respectively. Our trailing 3-month policy life expectancy for total personal auto was down 32% compared to the same period last year. The decreases in policy life expectancy reflect the impact of the rate actions we have taken, beginning in the second quarter 2021. Our Commercial Lines and special lines trailing 12-month policy life expectancy increased 1% and 6%, respectively, year over year, and Property decreased 8%.
B. Investments
The fair value of our investment portfolio was $51.9 billion at June 30, 2022, compared to $51.5 billion at December 31, 2021. Declines in valuations of our portfolio nearly offset the increase in invested assets generated from the solid cash flows from our underwriting operations and the proceeds of the $1.5 billion debt offering in March.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At June 30, 2022, 11% of our portfolio was allocated to Group I securities and 89% to Group II securities, compared to 17% and 83%, respectively, at December 31, 2021. The decrease in the percentage of Group I securities since year end was primarily driven by sales in our common equity portfolio with proceeds reinvested in Group II short-term investments.

Our recurring investment income generated a pretax book yield of 2.3% for the second quarter 2022, compared to 1.9% for the same period in 2021, due to the increase in interest rates on our floating-rate securities and the investment of cash and maturities at current higher interest rates. Our investment portfolio produced a fully taxable equivalent (FTE) total return of (3.6)% and 1.7% for the second quarter 2022 and 2021, respectively. Our fixed-income and common stock portfolios had FTE total returns of (2.4)% and (16.3)%, respectively, for the second quarter 2022, compared to 1.1% and 7.3%, respectively, last year. The fixed-income return variance reflects the impact of higher interest rates and wider credit spreads during the last twelve months. The common stock return variance reflects general market conditions.
At June 30, 2022, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 2.8 years, compared to AA- and 3.1 years at June 30, 2021 and AA- and 3.0 years at December 31, 2021. We have shortened our portfolio duration over the previous twelve months, which we believe provides some protection against further increases in interest rates.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. As primarily an auto insurer, our claims liabilities generally have a short-term duration. Operations generated positive cash flows of $3.9 billion and $4.9 billion for the six months ended June 30, 2022 and 2021, respectively. While we continued to collect premiums at a faster rate than losses were paid, the decrease in operating cash flow for the six months ended June 30, 2022, is primarily driven by higher paid losses as the costs of losses continue to rise, compared to last year. We believe cash flows are expected to remain positive in the reasonably foreseeable future and do not expect we will have a need to raise capital to support our operations in that timeframe, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
Our total capital (debt plus shareholders’ equity) was $22.0 billion, at book value, at June 30, 2022, compared to $24.1 billion at June 30, 2021, and $23.1 billion at December 31, 2021. The decrease from the prior periods primarily reflects our comprehensive loss for the first half of 2022, driven by the negative market impact on the valuation of our investment portfolio, and the maturity of our 3.75% Senior Notes during the third quarter 2021, in part offset by the issuance in March 2022 of $500 million of 2.50% Senior Notes due 2027, $500 million of 3.00% Senior Notes due 2032, and $500 million of 3.70% Senior Notes due 2052. Our debt-to-total capital ratio was 29.0% at June 30, 2022, 22.4% at June 30, 2021, and 21.2% at December 31, 2021. While our financial policies include maintaining debt below 30% of total capital at book value, which we achieved for all periods presented, a continued rise in interest rates, widening credits spreads, further declines in the equity markets, or erosion in operating results may result in that ratio exceeding 30% at times. We may choose to remain above 30% for some time, dependent upon market conditions and capital needs of our operating business. However, in such a situation, we would expect to return to being consistent with our stated policy in an appropriate timeframe.
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
During the first six months of 2022, we returned capital to shareholders primarily through common share dividends. Our Board of Directors declared a $0.10 per common share dividend in both the first and second quarters of 2022. These dividends, which were each $58.5 million in the aggregate, were paid in April 2022 and July 2022, respectively. In January 2022, we also paid common share dividends in the aggregate amount of $58.5 million, or $0.10 per share (see Note 9 – Dividends for further discussion). In addition to the common share dividends, in March 2022, we paid Series B Preferred Share dividends in the aggregate amount of $13.4 million.
Pursuant to our financial policies, we will repurchase common shares to neutralize dilution from equity-based compensation granted during the year and opportunistically when we believe our shares are trading below our determination of long-term fair value. During the first six months of 2022, we did not repurchase any shares in the open market and repurchased 0.3 million common shares, at a total cost of $29.5 million, to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our capital position and potential capital needs to expand our business operations.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
Based upon our capital planning and forecasting efforts, we believe we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, anticipated quarterly dividends on our common shares and Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future. We did not experience a significant change in our liquidity needs during the first six months of 2022. At all times measured during the first six months of 2022 and during 2021, which at a minimum occurs at the end of each month, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report to Shareholders). As of June 30, 2022, our estimated consolidated statutory surplus was $16.6 billion.
During the first six months of 2022, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2021 Annual Report to Shareholders. Pursuant to our critical accounting policy for goodwill, we test our goodwill balance for impairment at the reporting unit level annually as of October 1, or more frequently if indicators of impairment exist. In conjunction with the preparation of our second quarter 2022 financial results, we performed a quantitative analysis of the goodwill attributable to our Property segment based on indications that impairment might exist. Based on this analysis, we wrote down $224.8 million of goodwill during the second quarter 2022. See Note 12 – Goodwill and Intangible Assets for further discussion. There have not been any material changes in off-balance-sheet leverage, which includes purchase obligations and catastrophe excess of loss reinsurance contracts, from those discussed in our 2021 Annual Report to Shareholders.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in three segments: Personal Lines, Commercial Lines, and Property. As a component of our Personal Lines segment, we report our Agency and Direct business results to provide further understanding of our products by distribution channel.
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Personal Lines
Agency	36%	38%	35%	38%
Direct	40	40	40	41
Total Personal Lines[1]	76	78	75	79
Commercial Lines	19	17	20	16
Property	5	5	5	5
Total underwriting operations	100%	100%	100%	100%
1 Personal auto products accounted for 91% of the total Personal Lines segment net premiums written during the three months and 93% during the six months ended June 30, 2022 and 2021, and our special lines products accounted for the balance.
The shift between our Personal Lines and Commercial Lines segments during both the second quarter and first six months of 2022, compared to the same periods last year, reflects Commercial Lines (including Protective Insurance products) growing at a faster rate than Personal Lines.
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
While our personal auto policies are primarily written for 6-month terms, we write 12-month auto policies in our Platinum agencies to promote bundled auto and home growth. At June 30, 2022, 14% of our Agency auto policies in force were 12-month policies, compared to 13% a year earlier. While the shift to 12-month policies is slow, to the extent our Agency application mix of annual policies grows, that shift in policy term could increase our written premium mix by channel as 12-month policies have about twice the amount of net premiums written compared to 6-month policies. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related liability and physical damage insurance, workers’ compensation insurance primarily for the transportation industry, and business-related general liability and property insurance, predominately for small businesses. The majority of our Commercial Lines business is written through the independent agency channel, although our direct business is growing. To serve our direct channel customers, we continued to expand our product offerings, including adding states where we offer BOP and include the product on our digital platform serving direct small business consumers (BusinessQuote Explorer®). The amount of commercial auto business written through the direct channel, excluding our TNC business, grew 4% on a quarter-over-prior-year-quarter basis. However, given the growth in our commercial auto agency book of business, which includes the Protective Insurance products, the direct commercial auto business represented 9% of our commercial auto premiums, compared to 10% a year earlier. We write about 90% of Commercial Lines policies for 12-month terms.
Our Property business writes residential property insurance for homeowners, other property owners, and renters. We write the majority of our Property business through the independent agency channel; however, we continue to expand the distribution of our Property product offerings in the direct channel, which represented about 24% of premiums written for the second quarter 2022, compared to 22% for the same period last year. Property policies are written for 12-month terms.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$260.3	6.0%	$207.5	4.9%	$548.9	6.3%	$755.0	9.1%
Direct	198.4	4.0	128.4	2.8	348.8	3.6	543.0	6.0
Total Personal Lines	458.7	4.9	335.9	3.8	897.7	4.9	1,298.0	7.5
Commercial Lines	243.0	10.5	130.1	8.0	445.4	10.1	358.6	11.8
Property[1]	(156.9)	(27.5)	(83.3)	(16.6)	(148.6)	(13.2)	(154.0)	(15.8)
Other indemnity[2]	(6.3)	NM	0.1	NM	(7.2)	NM	0.1	NM
Total underwriting operations	$538.5	4.4%	$382.8	3.5%	$1,187.3	5.0%	$1,502.7	7.0%
1 For the three and six months ended June 30, 2022, underwriting profit (loss) includes $5.0 million and $19.1 million, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment, compared to $14.1 million and $28.3 million for the respective periods last year.
2 Underwriting margins for our other indemnity business are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such business.
During the second quarter 2022, the increase in our underwriting profitability primarily reflected a decrease in our expenses, which in part were due to a decrease in advertising spend and personnel costs, reflecting a decrease in our annual cash-incentive Gainshare program accrual. For the first six months of 2022, our profitability decreased from the same period last year primarily driven by higher accident severity and catastrophe losses. See the Losses and Loss Adjustment Expenses (LAE) section below for further discussion of our frequency and severity trends and catastrophe losses incurred during the period.
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

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Performance[1]	2022	2021	Change	2022	2021	Change
Personal Lines – Agency
Loss & loss adjustment expense ratio	77.3	76.5	0.8	76.3	72.2	4.1
Underwriting expense ratio	16.7	18.6	(1.9)	17.4	18.7	(1.3)
Combined ratio	94.0	95.1	(1.1)	93.7	90.9	2.8
Personal Lines – Direct
Loss & loss adjustment expense ratio	77.9	77.0	0.9	77.5	72.8	4.7
Underwriting expense ratio	18.1	20.2	(2.1)	18.9	21.2	(2.3)
Combined ratio	96.0	97.2	(1.2)	96.4	94.0	2.4
Total Personal Lines
Loss & loss adjustment expense ratio	77.7	76.8	0.9	76.9	72.5	4.4
Underwriting expense ratio	17.4	19.4	(2.0)	18.2	20.0	(1.8)
Combined ratio	95.1	96.2	(1.1)	95.1	92.5	2.6
Commercial Lines
Loss & loss adjustment expense ratio	70.4	71.8	(1.4)	70.6	67.9	2.7
Underwriting expense ratio	19.1	20.2	(1.1)	19.3	20.3	(1.0)
Combined ratio	89.5	92.0	(2.5)	89.9	88.2	1.7
Property
Loss & loss adjustment expense ratio	101.7	87.5	14.2	86.4	86.2	0.2
Underwriting expense ratio[2]	25.8	29.1	(3.3)	26.8	29.6	(2.8)
Combined ratio[2]	127.5	116.6	10.9	113.2	115.8	(2.6)
Total Underwriting Operations
Loss & loss adjustment expense ratio	77.4	76.5	0.9	76.2	72.5	3.7
Underwriting expense ratio	18.2	20.0	(1.8)	18.8	20.5	(1.7)
Combined ratio	95.6	96.5	(0.9)	95.0	93.0	2.0
Accident year – Loss & loss adjustment expense ratio[3]	77.8	75.8	2.0	75.6	71.6	4.0
1 Ratios are expressed as a percentage of net premiums earned. The portion of fees and other revenues related to our loss adjustment activities are netted against loss adjustment expenses and the portion of fees and other revenues related to our underwriting operations are netted against underwriting expenses in the ratio calculations.
2 Included in the three and six months ended June 30, 2022, are 0.9 points and 1.7 points, respectively, of amortization expense on acquisition-related intangible assets attributable to our Property segment, and 2.8 points and 2.9 points for the respective periods last year. Excluding this expense, for the three months ended June 30, 2022 and 2021, the Property business would have reported expense ratios of 24.9 and 26.3, respectively, and combined ratios of 126.6 and 113.8, respectively. For the six months ended June 30, 2022 and 2021, excluding this expense, the Property business would have reported expense ratios of 25.1 and 26.7, respectively, and combined ratios of 111.5 and 112.9, respectively.
3 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2022	2021	2022	2021
Change in net loss and LAE reserves	$1,131.6	$1,603.1	$1,696.9	$2,230.6
Paid losses and LAE	8,289.5	6,803.3	16,582.6	13,286.3
Total incurred losses and LAE	$9,421.1	$8,406.4	$18,279.5	$15,516.9
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
Our total loss and LAE ratio increased 0.9 points for the second quarter 2022, compared to the same period last year, and 3.7 points on a year-to-date basis, primarily due to increased accident severity in both our personal and commercial auto businesses and higher catastrophe losses, partially offset by lower accident frequency in our personal auto business and the higher premium per vehicle due to rate increases in both our personal and commercial auto businesses.
The following table shows our consolidated catastrophe losses and related combined ratio point impact, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
($ in millions)	$	Point	$	Point	$	Point	$	Point
Personal Lines	$285.2	3.1	$211.8	2.4	$329.7	1.8	$276.9	1.6
Commercial Lines	9.6	0.4	6.6	0.4	12.4	0.3	8.4	0.3
Property	233.5	40.9	128.0	25.5	332.8	29.5	272.6	28.0
Total net catastrophe losses incurred	$528.3	4.3	$346.4	3.2	$674.9	2.8	$557.9	2.6
During the second quarter 2022, the majority of catastrophe losses were due to thunderstorms, hail, and tornadoes, throughout the United States. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
Future catastrophes could have a material impact on our financial condition, cash flows, or results of operations. As a result, we reinsure various risks including, but not limited to, catastrophic losses. We do not have catastrophe-specific reinsurance for our Personal Lines or commercial auto businesses, but we reinsure portions of our Property business. The Property business reinsurance programs include catastrophe occurrence excess of loss contracts and aggregate excess of loss contracts. We also purchase non-weather-related catastrophe reinsurance on our Protective Insurance workers’ compensation insurance.
We evaluate our reinsurance programs during the renewal process, if not more frequently, to ensure our programs continue to effectively address the company’s risk tolerance. During the second quarter 2022, we entered into new reinsurance contracts under our per occurrence excess of loss program for our Property business. The reinsurance program has retention thresholds for losses and allocated loss adjustment expense (ALAE) from a single catastrophic event of $200 million, which is unchanged from the retention threshold on the prior contracts. During 2022, we also entered into a new aggregate excess of loss reinsurance contract that increased our retention from $475 million to $575 million and reduced aggregate potential coverage by $50 million, to a total of $175 million, compared to our 2021 program. In our view, our capital position and growing balance sheet enabled us to assume more of these risks via higher retention levels. While the total coverage limit and per-event retention will evolve to fit the growth of our business, we expect to remain a consistent purchaser of reinsurance coverage. Consistent with this history, we were able to fully place our desired coverage at both January 1st and June 1st renewal events. See Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of our various reinsurance programs. During the second quarter and first six months of 2022, we did not experience significant excess of loss reinsurance activity and we have not exceeded the annual retention thresholds under our 2022 catastrophe aggregate excess of loss program.

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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 16% during the second quarter and first six months of 2022, compared to the same periods last year. These increases reflect the impact of inflation, which continues to increase in the valuation of used vehicles and our total loss and repair costs.
Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:
•Collision increased 23% and 26% for the second quarter and first six months of 2022, respectively, and auto property damage increased about 24% and 23%, respectively, in part due to increased used car prices.
•Bodily injury increased about 9% and 8% for the second quarter and first six months of 2022, respectively, due in part to increasing non-medical losses.
•Personal injury protection (PIP) decreased about 7% during the second quarter and first six months of 2022, due in part to coverage reform in Michigan and high reopen activity in Florida during the first half of 2021.
To address inherent seasonality trends and lessen the effects of month-to-month variability in the commercial auto products, we use a trailing 12-month period in assessing severity. In the second quarter 2022, our commercial auto products’ incurred severity, excluding our TNC business, increased 12% compared to the same period last year. In addition to general trends in the marketplace, the increase in our commercial auto products’ severity primarily reflects shifts in the mix of business to for-hire transportation, which has higher average severity than the business auto and contractor business market targets. Since the loss patterns in the TNC business are not indicative of our other commercial auto products, disclosing severity and frequency trends excluding that business is more representative of our overall experience for the majority of our commercial auto products.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our personal auto incurred frequency, on a year-over-year basis, decreased about 8% and 4% for the second quarter and first six months of 2022, respectively, compared to the same periods last year. Following are the frequency changes we experienced by coverage:
•PIP and bodily injury decreased about 11% and 9%, respectively, for the second quarter 2022 and 5% for the first six months of 2022.
•Collision and auto property damage decreased about 10% and 8%, respectively, for the second quarter and 5% and 3% for the first six months of 2022.
On a trailing 12-month basis, our commercial auto products’ incurred frequency, excluding our TNC business, increased 5% during the second quarter 2022, compared to the same period last year. The frequency increase was in part due to an uneven recovery across different commercial auto business markets, many of which have not yet returned to pre-pandemic levels and are continuing to see increasing frequency since the COVID-19 pandemic lows.
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

The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2022		2021		2022		2021
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$(65.5)		$(22.1)		$(50.4)		$(44.2)
Current accident year	(14.4)		15.5		(53.2)		18.4
Calendar year actuarial adjustments	$(79.9)		$(6.6)		$(103.6)		$(25.8)
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustments	$(65.5)		$(22.1)		$(50.4)		$(44.2)
All other development	111.4		(50.5)		(94.5)		(152.8)
Total development	$45.9		$(72.6)		$(144.9)		$(197.0)
(Increase) decrease to calendar year combined ratio	0.4	pts.	(0.7)	pts.	(0.6)	pts.	(0.9)	pts.
Total development consists of both actuarial adjustments and “all other development” on prior accident years. The actuarial adjustments represent the net changes made by our actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in the projected frequency and severity trends, which allow them to adjust the reserves to reflect the current cost trends. For our Property business, 100% of catastrophe losses are reviewed monthly, and any development on catastrophe reserves are included as part of the actuarial adjustments. For the Personal Lines and Commercial Lines businesses, development for catastrophe losses in the vehicle businesses would be reflected in “all other development,” discussed below, to the extent they relate to prior year reserves. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years development.
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
Underwriting Expenses
The companywide underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses, net of certain fees and other revenues, expressed as a percentage of net premiums earned) decreased 1.8 points for the second quarter 2022, compared to the same period last year, and 1.7 points on a year-to-date basis, primarily reflecting a decrease in our advertising spend and a decrease in personnel costs. In total, our advertising spend decreased 7% for both the second quarter and first six months of 2022, compared to the same periods last year in an effort to improve profitability to reach our 96 combined ratio goal, and had a 0.9 and 1.0 point, respectively, impact on our companywide expense ratio. We experienced a decrease in personnel costs primarily resulting from a decrease in our annual cash-incentive Gainshare program accrual, reflecting lower year-to-date segment profitability, which had a 0.9 and 0.8 point, respective, impact on our companywide expense ratio.
To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to policy acquisition, including advertising and agency commissions, from our underwriting expense ratio. By excluding acquisition costs from our underwriting expense ratio, we are able to understand costs other than those necessary to acquire new policies and grow the business. During the second quarter, our NAER decreased 0.5 points, 0.6 points, and 0.8 points in our Personal Lines, Commercial Lines, and Property businesses, respectively, compared to the same period last year. On a year-to-date basis, our NAER decreased 0.2 points, 0.4 points, and 0.7 points in our Personal Lines, Commercial Lines, and Property businesses, respectively, compared to the same period last year.

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

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2022	2021	% Growth	2022	2021	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$4,493.6	$4,326.1	4%	$9,010.0	$8,784.8	3%
Direct	4,978.9	4,574.1	9	10,181.4	9,576.8	6
Total Personal Lines	9,472.5	8,900.2	6	19,191.4	18,361.6	5
Commercial Lines	2,308.8	1,986.3	16	5,234.5	3,780.4	38
Property	639.6	590.9	8	1,175.7	1,064.5	10
Other indemnity[1]	1.2	2.9	(59)	1.5	2.9	(48)
Total underwriting operations	$12,422.1	$11,480.3	8%	$25,603.1	$23,209.4	10%
NET PREMIUMS EARNED
Personal Lines
Agency	$4,366.5	$4,220.3	3%	$8,689.8	$8,318.5	4%
Direct	4,905.9	4,633.9	6	9,699.5	9,065.6	7
Total Personal Lines	9,272.4	8,854.2	5	18,389.3	17,384.1	6
Commercial Lines	2,304.4	1,621.8	42	4,431.6	3,039.6	46
Property	570.5	502.3	14	1,128.6	974.8	16
Other indemnity[1]	0.6	4.0	(85)	1.3	4.0	(68)
Total underwriting operations	$12,147.9	$10,982.3	11%	$23,950.8	$21,402.5	12%
[1] Represents Protective Insurance’s run-off business.
				June 30,
(thousands)				2022	2021	% Growth
POLICIES IN FORCE
Personal Lines
Agency auto				7,619.5	8,014.2	(5)%
Direct auto				9,557.0	9,581.3	0
Total auto				17,176.5	17,595.5	(2)
Special lines[1]				5,485.0	5,211.7	5
Personal Lines — total				22,661.5	22,807.2	(1)
Commercial Lines				1,024.6	916.6	12
Property				2,823.0	2,655.5	6
Companywide total				26,509.1	26,379.3	0%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments. Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth.
As shown in the tables below, we measure retention by policy life expectancy. We review our customer retention for our personal auto products using both a trailing 3-month and a trailing 12-month period. We believe changes in policy life expectancy using a trailing 12-month period measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. Although using a trailing 3-month measure does not address seasonality and can reflect more volatility, this measure is more responsive to current experience and generally can be an indicator of how our retention rates are moving. We believe the second quarter 2021 year-over-year change in the trailing 3-month policy life expectancy is not representative of true retention activity due to the significant renewal activity during the second quarter 2020, as a result of suspending cancellations of policies for non-payment, and, therefore, we have chosen not to disclose this measure in the tables below as we do not believe the change is meaningful.

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2022	2021	2022	2021
Applications
New	(13)%	7%	(18)%	11%
Renewal	2	9	4	11
Written premium per policy - Auto	11	(2)	8	(3)
Policy life expectancy - Auto
Trailing 3 months	(32)	NM
Trailing 12 months	(11)	3
NM = Not meaningful
New application growth in our Personal Lines products were down during the second quarter and first six months of 2022, with our personal auto new application growth down 15% and 21%, respectively, and our special lines new application growth down 7% and 8%. The decrease in personal auto new applications is primarily attributable to the rate actions and underwriting restrictions that began in the second quarter of 2021 and continued through the second quarter 2022. The decrease in special lines new applications primarily reflects a decrease in demand for RV, boat, and motorcycle products, as compared to the first half 2021 when sales of these products was strong. We continued to see personal auto and special lines renewal application growth.
Results varied by consumer segment. At the end of the second quarter 2022, Robinsons saw single-digit personal auto policy in force growth, compared to the second quarter last year, while Sams saw a low double-digit decline in policy in force growth. New auto applications experienced a decrease across all four consumer segments in the second quarter, year over year. Quote volume increased in the second quarter, on a year-over-year basis, in all of our consumer segments, except Sams, with all consumer segments seeing a decreased rate of conversion.
During the second quarter 2022, we implemented rate increases in 17 states. In the aggregate, on a countrywide basis, personal auto net rate increases were about 2% for the quarter. During the second quarter 2022, we also reduced advertising spend and tightened underwriting criteria in consumer segments where losses indicated rates are not meeting our profitability goals. These actions had and may continue to have a negative impact on our new and renewal business applications and policy life expectancy in the near term, as indicated by the decline in the trailing 3-month and trailing 12-month policy life expectancy.
Our written premium per policy increased during the second quarter and first six months of 2022, primarily due to the rate increases, which started in the second quarter 2021 and continued throughout the first half of 2022. Our focus on achieving our target underwriting profitability takes precedence over growth. We will continue to manage growth and profitability in accordance with our long-standing goal of growing as fast as we can as long as we can provide great customer service at or below a companywide 96 combined ratio on a calendar-year basis.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel. The channel discussions below are focused on personal auto insurance since this product accounted for 91% and 93% of the Personal Lines segment net premiums written during the second quarter and first six months of 2022, respectively.

The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2022	2021	2022	2021
Applications - Auto
New	(20)%	9%	(24)%	7%
Renewal	(2)	6	(1)	9
Written premium per policy - Auto	12	(1)	10	(1)
Policy life expectancy - Auto
Trailing 3 months	(34)	NM
Trailing 12 months	(13)	3
NM = Not meaningful
The Agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the second quarter 2022, only four states generated new Agency auto application growth, including only one of our top 10 largest Agency states. During the second quarter, each of our consumer segments experienced a reduction in new applications and policies in force compared to the same period last year.
During the second quarter and first six months of 2022, we experienced an increase in Agency auto quote volume of 9% and 7%, respectively, with a rate of conversion (i.e., converting a quote to a sale) decrease of 26% and 29%, compared to the same periods last year. For the second quarter and year-to-date periods, each consumer segment, other than Sams, saw increases in quote volume, compared to last year. The rate of conversion was down significantly in the second quarter and first six months of 2022, compared to the same periods last year, reflecting rate increases and the impact from tightening underwriting criteria. Written premium per policy for new and renewal Agency auto business increased 6% and 14%, respectively, compared to the second quarter 2021. The decreases in policy life expectancy were expected given the rate actions taken over the last year, and policy life expectancy may continue to be negatively impacted by our current rate actions.
The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2022	2021	2022	2021
Applications - Auto
New	(11)%	10%	(19)%	13%
Renewal	4	12	6	15
Written premium per policy - Auto	10	(4)	7	(4)
Policy life expectancy - Auto
Trailing 3 months	(29)	NM
Trailing 12 months	(9)	3
NM = Not meaningful
The Direct business includes business written directly by Progressive online, through mobile devices, and over the phone. During the quarter, 21 states generated new auto application growth, including three of our top 10 largest Direct states. During the second quarter 2022, total applications increased 1% due to growth in policy renewals. During the second quarter, new applications decreased across all consumer segments except Robinsons, while policies in force grew in our Wrights and Robinsons consumer segments, compared to last year.
During the second quarter and first six months of 2022, we experienced an increase in Direct auto quote volume of 5% and a decrease of 6%, respectively, while our rate of conversion decreased 14%, compared to the same periods last year for both the quarter and year-to-date periods. The decrease we experienced in our quote volume primarily reflected the decrease in advertising spending during the first half of 2022. All consumer segments saw an increase in quotes during the quarter except for Sams, with all consumer segments experiencing decreased quote volume, except Robinsons, during the first six months of 2022.

During the second quarter 2022, written premium per policy for new and renewal Direct auto business increased 6% and 10%, respectively, compared to the same period last year, primarily driven by rate increases. Consistent with our Agency business, the Direct business decrease in policy life expectancy reflects the rate actions taken over the last year.
E. Commercial Lines
The following table shows our year-over-year changes for our Commercial Lines business, excluding our TNC, BOP, and Protective Insurance products:

	Growth Over Prior Year
	Quarter		Year-to-date
	2022	2021	2022	2021
Applications
New	(6)%	52%	1%	40%
Renewal	15	8	14	10
Written premium per policy	14	20	17	16
Policy life expectancy - Trailing 12 months	1	5
Our Commercial Lines business operates in five traditional business markets, which include business auto, for-hire transportation, contractor, for-hire specialty, and tow markets, primarily written through the agency channel. We also write TNC business and BOP insurance. In the second quarter 2021, we acquired Protective Insurance, which expanded our portfolio of offerings to larger fleet and workers’ compensation insurance for trucking, along with trucking industry independent contractors, and affinity programs; these products are excluded from the table above.
During the second quarter 2022, the decrease in Commercial Lines new application growth primarily reflected a slow down from the significant amount of growth experienced in 2021, primarily in our for-hire transportation business market. During the second quarter 2022, we experienced a 2% decline in quote volume and a 4% decline in the rate of conversion, compared to the same period last year, primarily driven by the for-hire transportation market. During the first six months of 2022, quote volume increased 4%, while conversion decreased 3%, compared to the same period last year.
During the second quarter, written premium per policy for new commercial auto business increased 8%, while renewal business increased 20%, compared to the same period last year. The increases in written premiums were primarily due to rate increases. Our policy life expectancy increased primarily due to product model enhancements, compared to 2021.
F. Property
The following table shows our year-over-year changes for our Property business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2022	2021	2022	2021
Applications
New	(5)%	29%	(6)%	28%
Renewal	8	8	9	10
Written premium per policy	4	0	4	0
Policy life expectancy - Trailing 12 months	(8)	(6)
Our Property business writes residential property insurance for homeowners, other property owners, and renters, in the agency and direct channels. During the second quarter and first six months of 2022, our Property business experienced a decrease in new applications, primarily due to the rate and other actions taken to address the profitability concerns.
During 2022, we continued to make underwriting changes to reduce our concentration risks by focusing our growth efforts in states with traditionally less catastrophe exposure and limit growth in the coastal and hail prone states. During 2021, we announced plans to non-renew about 60,000 policies in Florida, starting during the second quarter 2022. During the second quarter 2022, new legislation was introduced prohibiting the non-renewal of certain policies. In response, we changed our process to provide impacted policyholders the opportunity to have their policy renewed if meeting certain criteria. We expect to non-renew significantly less of the policies previously intended for non-renewal.

The targeted rate increases taken during the last 12 months, are beginning to be earned into the book of business; however, we realize that our current pricing actions and underwriting activities to limit growth in the coastal and hail prone states and to increase our exposure in states with traditionally less catastrophe exposure will require more time than originally anticipated. This information, combined with the continued extent of the weather-related losses, prompted us to reevaluate the portion of goodwill assigned to our Property business for impairment, resulting in a non-cash goodwill impairment charge of $224.8 million during the second quarter 2022, which represented the entire amount of goodwill assigned to the ARX reporting unit.
In addition to rate increases, as part of the underwriting changes discussed above, during the second quarter 2022 our written premium per policy increased, compared to the same period last year, primarily due to a shift in the mix of business toward providing coverage to higher valued properties. The written premium per policy impact from rate increases and underwriting changes were partially offset by a shift in the mix of business to a larger share of renters policies, which have lower written premiums per policy. Our policy life expectancy decreased from the same period last year, primarily due to the targeted rate increases in states where we were not achieving our profitability targets. We intend to continue to make targeted rate increases in states where we believe it is necessary to achieve our profitability targets.
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future period. At June 30, 2022, we reported a net federal deferred tax asset, compared to net federal deferred tax liabilities at June 30, 2021 and December 31, 2021. The change to a deferred asset from a deferred liability was primarily due to unrealized losses on securities in the fixed-income and equity portfolios. At June 30, 2022 and 2021, we had net current income taxes payable of $114.0 million and $37.2 million, respectively, which were reported as part of accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. At December 31, 2021, we reported recoverable income taxes of $19.2 million, which was reflected as part of other assets. The taxes payable/recoverable vary from period to period based on the amount of estimated taxes paid.
The effective tax rate for the three and six months ended June 30, 2022, was 14.6% and 6.8%, respectively, compared to 20.9% and 20.8% for the same periods last year. Excluding the effect of the goodwill impairment, which was a one-time charge, the effective tax rate for the three and six months ended June 30, 2022, were 22.6% and 79.9%, respectively. The higher effective rates for the current quarter and year, excluding the goodwill impairment charge, are in part due to our permanent tax differences having a greater impact on the effective rate given our pretax loss, compared to pretax income in the same periods last year.

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
The following table summarizes investment results for the periods ended June 30:

	Three Months		Six Months
	2022	2021	2022	2021
Pretax recurring investment book yield (annualized)	2.3%	1.9%	2.1%	2.0%
FTE total return:
Fixed-income securities	(2.4)	1.1	(5.9)	0.2
Common stocks	(16.3)	7.3	(20.4)	20.7
Total portfolio	(3.6)	1.7	(7.2)	1.9
The increase in the book yield, compared to last year, for both periods, reflected investing new cash from operations at higher interest rates and an increase in interest rates on our floating rate securities. The decrease in the fixed-income total return, compared to last year, reflected the impact of rising interest rates during the last twelve months, as well as widening credit spreads.
A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended June 30, follows:

	Three Months		Six Months
	2022	2021	2022	2021
Fixed-income securities:
U.S. Treasury Notes	(1.7)%	0.4%	(5.8)%	(0.7)%
Municipal bonds	(1.9)	1.4	(6.7)	0.4
Corporate bonds	(3.1)	1.3	(6.7)	(0.3)
Residential mortgage-backed securities	(0.6)	0.5	(1.5)	0.9
Commercial mortgage-backed securities	(3.6)	1.8	(7.7)	1.0
Other asset-backed securities	(1.2)	0.5	(2.7)	0.7
Preferred stocks	(8.1)	6.2	(10.9)	6.1
Short-term investments	0.1	0	0.2	0.1

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
June 30, 2022
U.S. government obligations	$18,719.2	36.0%	3.7	AAA
State and local government obligations	2,135.4	4.1	3.7	AA+
Foreign government obligations	16.4	0.1	4.0	AAA
Corporate debt securities	10,167.8	19.6	3.0	BBB
Residential mortgage-backed securities	799.3	1.5	0.4	A
Commercial mortgage-backed securities	6,094.6	11.7	2.7	A+
Other asset-backed securities	5,036.0	9.7	1.1	AA
Preferred stocks	1,564.3	3.0	3.0	BBB-
Short-term investments	4,611.8	8.9	<0.1	AA
Total fixed-income securities	49,144.8	94.6	2.8	AA-
Common equities	2,784.7	5.4	na	na
Total portfolio[2]	$51,929.5	100.0%	2.8	AA-
June 30, 2021
U.S. government obligations	$19,437.7	38.1%	3.4	AAA
State and local government obligations	2,440.5	4.8	3.8	AA
Foreign government obligations	12.7	0.1	1.6	AA+
Corporate debt securities	10,678.2	20.9	3.3	BBB
Residential mortgage-backed securities	671.3	1.3	1.2	AA-
Commercial mortgage-backed securities	5,708.1	11.2	3.6	A+
Other asset-backed securities	3,899.0	7.7	1.3	AA
Preferred stocks	1,793.3	3.6	3.6	BBB-
Short-term investments	1,710.6	3.3	0.1	A+
Total fixed-income securities	46,351.4	91.0	3.1	AA-
Common equities	4,591.4	9.0	na	na
Total portfolio[2]	$50,942.8	100.0%	3.1	AA-
December 31, 2021
U.S. government obligations	$18,488.2	35.9%	3.6	AAA
State and local government obligations	2,185.3	4.2	3.6	AA+
Foreign government obligations	17.9	0.1	4.5	AAA
Corporate debt securities	10,692.1	20.7	2.9	BBB
Residential mortgage-backed securities	790.0	1.5	0.4	A-
Commercial mortgage-backed securities	6,535.6	12.7	3.2	A+
Other asset-backed securities	4,982.3	9.7	1.2	AA
Preferred stocks	1,821.6	3.6	3.6	BBB-
Short-term investments	942.6	1.8	0.2	AA
Total fixed-income securities	46,455.6	90.2	3.0	AA-
Common equities	5,058.5	9.8	na	na
Total portfolio[2]	$51,514.1	100.0%	3.0	AA-
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
2 Includes $0, $412.1 million, and $143.4 million of net unsettled security purchase transactions at June 30, 2022 and 2021, and December 31, 2021, respectively, with the offsetting payable included in other liabilities.
The total fair value of the portfolio at June 30, 2022 and 2021, and December 31, 2021, included $4.9 billion, $3.3 billion, and $4.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

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
The following table shows the composition of our Group I and Group II securities:

	June 30, 2022		June 30, 2021		December 31, 2021
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$1,648.7	3.2%	$1,834.2	3.6%	$2,032.4	3.9%
Redeemable preferred stocks[1]	101.9	0.2	91.7	0.2	90.9	0.2
Nonredeemable preferred stocks	1,360.5	2.6	1,609.8	3.2	1,639.9	3.2
Common equities	2,784.7	5.4	4,591.4	9.0	5,058.5	9.8
Total Group I securities	5,895.8	11.4	8,127.1	16.0	8,821.7	17.1
Group II securities:
Other fixed maturities	41,421.9	79.7	41,105.1	80.7	41,749.8	81.1
Short-term investments	4,611.8	8.9	1,710.6	3.3	942.6	1.8
Total Group II securities	46,033.7	88.6	42,815.7	84.0	42,692.4	82.9
Total portfolio	$51,929.5	100.0%	$50,942.8	100.0%	$51,514.1	100.0%
1 We did not hold any non-investment-grade redeemable preferred stocks at June 30, 2022 and 2021, or December 31, 2021.
To determine the allocation between Group I and Group II, we use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) to classify our residential and commercial mortgage-backed securities, excluding interest-only securities, and the credit ratings from nationally recognized statistical rating organizations (NRSRO) to classify all other debt securities. NAIC ratings are based on a model that considers the book price of our securities when assessing the probability of future losses in assigning a credit rating. As a result, NAIC ratings can vary from credit ratings issued by NRSROs. Management believes NAIC ratings more accurately reflect our risk profile when determining the asset allocation between Group I and Group II securities.

The decrease in the percentage of Group I securities since year end was driven by sales and valuation declines in our common equity portfolio with the proceeds from the common stock sales and the $1.5 billion debt offering in March 2022, reinvested in Group II short-term investments.
Unrealized Gains and Losses
As of June 30, 2022, our fixed-maturity portfolio had pretax net unrealized losses, recorded as part of accumulated other comprehensive income, of $2,776.4 million, compared to net unrealized gains of $638.8 million and $71.4 million at June 30, 2021 and December 31, 2021, respectively. The decreases from both periods in 2021 were due to increasing interest rates across our fixed-maturity portfolio and wider credit spreads outside of our short-term and Treasury portfolios.
See Note 2 – Investments for a further break-out of our gross unrealized gains (losses).

Holding Period Gains and Losses
The following table provides the balance and activity for both the gross and net holding period gains (losses) for the six months ended June 30, 2022:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2021
Hybrid fixed-maturity securities	$13.0	$(5.5)	$7.5
Equity securities	3,877.2	(14.7)	3,862.5
Total holding period securities	3,890.2	(20.2)	3,870.0
Current year change in holding period securities
Hybrid fixed-maturity securities	(13.0)	(74.4)	(87.4)
Equity securities	(1,859.8)	(163.6)	(2,023.4)
Total changes in holding period securities	(1,872.8)	(238.0)	(2,110.8)
Balance at June 30, 2022
Hybrid fixed-maturity securities	0	(79.9)	(79.9)
Equity securities	2,017.4	(178.3)	1,839.1
Total holding period securities	$2,017.4	$(258.2)	$1,759.2
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
•Interest rate risk - our duration of 2.8 years at June 30, 2022, fell within our acceptable range of 1.5 to 5 years. We shortened our portfolio duration from 3.0 years at December 31, 2021, which we believe provides some protection against further increases in interest rates. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	June 30, 2022	June 30, 2021	December 31, 2021
1 year	18.4%	21.9%	22.0%
2 years	17.9	18.5	18.8
3 years	23.6	24.4	23.5
5 years	20.8	17.1	17.6
7 years	14.3	12.2	13.1
10 years	5.0	5.9	5.0
Total fixed-income portfolio	100.0%	100.0%	100.0%

•Credit risk - our credit quality rating of AA- was above our minimum threshold during the second quarter 2022. The credit quality distribution of the fixed-income portfolio was:

Rating	June 30, 2022	June 30, 2021	December 31, 2021
AAA	57.7%	55.8%	54.7%
AA	8.5	7.5	8.7
A	8.4	9.3	8.6
BBB	21.0	22.1	21.7
Non-investment grade/non-rated[1]
BB	3.5	4.3	4.8
B	0.6	0.5	1.1
CCC and lower	0.1	0.1	0.1
Non-rated	0.2	0.4	0.3
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The ratings in the table above are assigned by NRSROs.

•Concentration risk - we did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our thresholds during the second quarter 2022.
•Prepayment and extension risk - we did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the second quarter 2022.
•Liquidity risk - our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements.
◦The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $2.6 billion, or 9.9%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during 2022. Cash from interest and dividend payments and our short-term portfolio provide additional sources of recurring liquidity.
◦The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at June 30, 2022:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$219.5	0.5
One to two years	4,094.7	1.6
Two to three years	4,102.8	2.5
Three to five years	5,235.1	4.0
Five to seven years	3,946.2	5.8
Seven to ten years	1,120.9	8.3
Total U.S. Treasury Notes	$18,719.2	3.7

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)[1]
June 30, 2022
Residential mortgage-backed securities	$799.3	$(10.2)	6.7%	0.4	A
Commercial mortgage-backed securities	6,094.6	(644.8)	51.1	2.7	A+
Other asset-backed securities	5,036.0	(201.6)	42.2	1.1	AA
Total asset-backed securities	$11,929.9	$(856.6)	100.0%	1.9	AA-
June 30, 2021
Residential mortgage-backed securities	$671.3	$3.5	6.5%	1.2	AA-
Commercial mortgage-backed securities	5,708.1	79.9	55.6	3.6	A+
Other asset-backed securities	3,899.0	33.1	37.9	1.3	AA
Total asset-backed securities	$10,278.4	$116.5	100.0%	2.6	AA-
December 31, 2021
Residential mortgage-backed securities	$790.0	$1.7	6.4%	0.4	A-
Commercial mortgage-backed securities	6,535.6	(25.4)	53.1	3.2	A+
Other asset-backed securities	4,982.3	0.9	40.5	1.2	AA
Total asset-backed securities	$12,307.9	$(22.8)	100.0%	2.2	AA-
1 The credit quality ratings in the table above are assigned by NRSROs.
Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at June 30, 2022, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at June 30, 2022)
($ in millions) Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$138.4	$1.3	$139.7	17.5%
AA	34.6	0.4	35.0	4.4
A	400.1	0	400.1	50.0
BBB	213.0	0	213.0	26.6
Non-investment grade/non-rated:
BB	0.6	0	0.6	0.1
B	0	0	0	0
CCC and lower	3.2	0	3.2	0.4
Non-rated	7.7	0	7.7	1.0
Total fair value	$797.6	$1.7	$799.3	100.0%
Increase (decrease) in value	(3.3)%	0.7%	(3.3)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our RMBS, 92.6% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.
2 The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S.Department of Veteran Affairs (VA). .

In the residential mortgage-backed sector, our portfolio consists of deals that are backed by high-credit quality borrowers or have strong structural protections through underlying loan collateralization. During the second quarter 2022, we selectively added to our portfolio and opportunistically tendered some of the securities at attractive levels.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at June 30, 2022, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at June 30, 2022)
($ in millions) Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$246.5	$1,536.0	$1,782.5	29.2%
AA	0	1,754.5	1,754.5	28.9
A	0	1,034.8	1,034.8	17.0
BBB	0	1,026.2	1,026.2	16.8
Non-investment grade/non-rated:
BB	0	496.4	496.4	8.1
B	0.2	0	0.2	0
Total fair value	$246.7	$5,847.9	$6,094.6	100.0%
Increase (decrease) in value	(3.4)%	(9.8)%	(9.6)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our CMBS, 36.9% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.

The CMBS portfolio experienced wider spreads and high volatility in the second quarter of 2022. New issuances in the single-asset single-borrower (SASB) market slowed significantly due to less favorable market conditions, as well as low trading volumes and liquidity in the secondary trading market. Given ongoing uncertainty about the future trajectory of the economy and its impact on real estate, we did not add to our portfolio during the quarter, and reduced certain positions that we believe will be sensitive to potential future economic weakness. Our focus continues to be on SASB with high-quality collateral in the office, self-storage, multi-family, and industrial sectors.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at June 30, 2022, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at June 30, 2022)
($ in millions) Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$1,094.7	$1,207.8	$48.9	$0	$561.8	$200.3	$3,113.5	61.8%
AA	217.9	570.2	5.7	0	146.3	29.9	970.0	19.3
A	17.7	0	7.7	0	107.4	146.0	278.8	5.5
BBB	6.6	0	0	598.6	0	36.3	641.5	12.7
Non-investment grade/non-rated:
BB	0	0	0	0	0	32.2	32.2	0.7
Total fair value	$1,336.9	$1,778.0	$62.3	$598.6	$815.5	$444.7	$5,036.0	100.0%
Increase (decrease) in value	(1.6)%	(3.3)%	(5.0)%	(9.8)%	(1.9)%	(7.6)%	(3.9)%

Our allocation to OABS remained fairly consistent over the last 12 months. As valuations across other asset classes were more attractive, our OABS portfolio offered less relative value.

MUNICIPAL SECURITIES
The following table details the credit quality rating of our municipal securities at June 30, 2022, without the benefit of credit or bond insurance:

Municipal Securities (at June 30, 2022)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$629.2	$248.4	$877.6
AA	506.0	709.8	1,215.8
A	0	41.1	41.1
BBB	0	0.7	0.7
Non-rated	0	0.2	0.2
Total	$1,135.2	$1,000.2	$2,135.4
Included in revenue bonds were $498.8 million of single-family housing revenue bonds issued by state housing finance agencies, of which $352.5 million were supported by individual mortgages held by the state housing finance agencies and $146.3 million were supported by mortgage-backed securities.
Of the programs supported by mortgage-backed securities, 82% were collateralized by Ginnie Mae mortgages, which are fully guaranteed by the U.S. government; the remaining 18% were collateralized by Fannie Mae and Freddie Mac mortgages. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by the Federal Housing Administration, the U.S. Department of Veterans Affairs, or private mortgage insurance providers.
Credit spreads for tax-exempt municipal bonds tightened during the second quarter 2022, while spreads for taxable municipal bonds widened. Our allocation to the sector declined modestly and we were not active during the quarter.
CORPORATE DEBT SECURITIES
The following table details the credit quality rating of our corporate debt securities at June 30, 2022:

Corporate Securities (at June 30, 2022)
(millions) Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AA	$22.5	$0	$0	$223.1	$13.6	$0	$43.0	$302.2
A	325.7	271.4	203.6	1,093.2	44.8	114.7	183.5	2,236.9
BBB	2,305.8	1,314.2	123.3	1,040.5	618.0	12.8	912.0	6,326.6
Non-investment grade/non-rated:
BB	362.7	195.9	195.1	96.5	37.7	30.8	60.0	978.7
B	245.8	24.7	0	8.9	0	0	0	279.4
CCC and lower	44.0	0	0	0	0	0	0	44.0
Total fair value	$3,306.5	$1,806.2	$522.0	$2,462.2	$714.1	$158.3	$1,198.5	$10,167.8

During the second quarter of 2022, the size of our corporate debt portfolio saw a modest decrease primarily due to sales of securities with less attractive risk/reward profiles and securities that matured. The portfolio valuation also declined due to the increase in interest rates and wider credit spreads. In addition, we have agreements to purchase bank loan investments and have an associated open funding commitment of $14.0 million at June 30, 2022.
We slightly shortened the maturity profile of the corporate portfolio during the second quarter 2022. The duration of the corporate portfolio was 3.0 years at June 30, 2022, compared to 3.1 years at March 31, 2022. Overall, our corporate securities, as a percentage of the fixed-income portfolio decreased during the second quarter 2022. At June 30, 2022, our corporate securities made up approximately 21% of the fixed-income portfolio, compared to approximately 23% at March 31, 2022.

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
The table below shows the exposure break-down by sector and rating at June 30, 2022:

Preferred Stocks (at June 30, 2022)
	Financial Services
(millions) Rating	U.S. Banks	Foreign Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$874.7	$33.6	$111.2	$37.6	$136.3	$41.7	$1,235.1
Non-investment grade/non-rated:
BB	151.4	37.7	0	0	23.8	34.4	247.3
Non-rated	0	0	43.8	21.1	17.0	0	81.9
Total fair value	$1,026.1	$71.3	$155.0	$58.7	$177.1	$76.1	$1,564.3
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
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of June 30, 2022, all of our preferred securities continued to pay their dividends in full and on time. Approximately 81% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
During the second quarter 2022, the portfolio market valuation decreased as credit spreads widened, interest rates increased, and we sold some preferred positions. We primarily sold nonredeemable preferred securities with less attractive risk/reward profiles.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	June 30, 2022		June 30, 2021		December 31, 2021
Common stocks	$2,766.2	99.3%	$4,579.8	99.7%	$5,041.6	99.7%
Other risk investments	18.5	0.7	11.6	0.3	16.9	0.3
Total common equities	$2,784.7	100.0%	$4,591.4	100.0%	$5,058.5	100.0%
The majority of our common stock portfolio consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 783 out of 1,020, or 77%, of the common stocks comprising the index at June 30, 2022, which made up 94% of the total market capitalization of the index. At June 30, 2022 and 2021, and December 31, 2021, the year-to-date total return, based on GAAP income, was within our targeted tracking error, which is +/- 50 basis points.
The other risk investments consist of limited partnership interests. During the second quarter 2022, we did not fund any partnership investments, and we have an open funding commitment of $7.3 million at June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.8 years at June 30, 2022, 3.1 years at June 30, 2021, and 3.0 years at December 31, 2021. The weighted average beta of the equity portfolio was 1.00 at June 30, 2022 and was 1.04 at both June 30, 2021 and December 31, 2021. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2022 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	3,486	$112.36	1,770,572	23,229,428
May - prior authorization	2,529	109.01	1,773,101	—
May - current authorization	—	—	—	25,000,000
June	1,169	117.42	1,169	24,998,831
Total	7,184	$112.00
In May 2022, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization, which does not have an expiration date, terminated the 23,226,899 shares that remained under the Board’s May 2021 authorization to repurchase 25 million shares.
Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the second quarter 2022, all repurchases were accomplished in conjunction with our equity incentive awards at the then-current market prices; there were no open market purchases during the quarter.
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

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	August 2, 2022	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10	10.1	The Progressive Corporation 2017 Directors Equity Incentive Plan (2022 Amendment and Restatement)	Current Report on Form 8-K (filed May 16, 2022; Exhibit 10 therein)
10	10.2	Form of Restricted Stock Award Agreement under The Progressive Corporation 2017 Directors Equity Incentive Plan (for 2022)	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith