Form 10-Q
period 2022-09-30
PROGRESSIVE CORP/OH/
filed 2022-11-01
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
Common Shares, $1.00 par value: 585,069,712 outstanding at September 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Nine Months
Periods Ended September 30,	2022	2021	2022	2021
(millions — except per share amounts)
Revenues
Net premiums earned	$12,398.9	$11,364.8	$36,349.7	$32,767.3
Investment income	333.6	208.9	868.2	639.8
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	(62.1)	53.9	430.0	607.8
Net holding period gains (losses) on securities	(152.1)	(15.9)	(2,262.9)	479.8
Net impairment losses recognized in earnings	(2.2)	(1.2)	(6.5)	(3.7)
Total net realized gains (losses) on securities	(216.4)	36.8	(1,839.4)	1,083.9
Fees and other revenues	181.4	174.9	531.9	516.8
Service revenues	82.7	73.8	230.5	202.1
Total revenues	12,780.2	11,859.2	36,140.9	35,209.9
Expenses
Losses and loss adjustment expenses	10,018.7	9,250.7	28,298.2	24,767.6
Policy acquisition costs	970.9	951.5	2,867.9	2,754.7
Other underwriting expenses	1,496.4	1,384.4	4,433.9	4,306.0
Investment expenses	5.8	6.6	17.4	18.5
Service expenses	82.8	72.8	221.5	190.0
Interest expense	63.1	54.2	180.4	167.0
Goodwill impairment[1]	0	0	224.8	0
Total expenses	12,637.7	11,720.2	36,244.1	32,203.8
Net Income (Loss)
Income (loss) before income taxes	142.5	139.0	(103.2)	3,006.1
Provision for income taxes	18.4	20.5	1.7	617.5
Net income (loss)	124.1	118.5	(104.9)	2,388.6
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	(920.3)	(129.8)	(3,170.0)	(578.3)
Net unrealized losses on forecasted transactions	0.1	0.1	0.3	0.6
Foreign currency translation adjustment	(0.7)	(0.2)	(0.9)	(0.7)
Other comprehensive income (loss)	(920.9)	(129.9)	(3,170.6)	(578.4)
Comprehensive income (loss)	$(796.8)	$(11.4)	$(3,275.5)	$1,810.2
Computation of Earnings Per Common Share
Net income (loss)	$124.1	$118.5	$(104.9)	$2,388.6
Less: Preferred share dividends	6.7	6.7	20.1	20.1
Net income (loss) available to common shareholders	$117.4	$111.8	$(125.0)	$2,368.5
Average common shares outstanding - Basic	584.5	584.7	584.4	584.7
Net effect of dilutive stock-based compensation	2.6	2.4	2.7	2.6
Total average equivalent common shares - Diluted	587.1	587.1	587.1	587.3
Basic: Earnings per common share	$0.20	$0.19	$(0.21)	$4.05
Diluted: Earnings per common share	$0.20	$0.19	$(0.21)	$4.03
1 See Note 12 – Goodwill and Intangible Assets for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31,
(millions — except per share amounts)	2022	2021	2021
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $48,205.7, $44,556.0, and $43,794.2)	$44,173.1	$45,045.7	$43,873.1
Short-term investments (amortized cost: $4,237.6, $1,088.7, and $942.6)	4,237.6	1,088.7	942.6
Total available-for-sale securities	48,410.7	46,134.4	44,815.7
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $1,417.6, $1,479.9, and $1,571.8)	1,254.4	1,572.8	1,639.9
Common equities (cost: $803.7, $1,238.4, and $1,264.1)	2,665.3	4,580.2	5,058.5
Total equity securities	3,919.7	6,153.0	6,698.4
Total investments	52,330.4	52,287.4	51,514.1
Cash and cash equivalents	350.9	270.6	187.1
Restricted cash and cash equivalents	14.4	14.9	15.0
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	365.3	285.5	202.1
Accrued investment income	217.4	168.6	181.7
Premiums receivable, net of allowance for credit losses of $295.0, $257.3, and $280.4	10,867.7	10,246.7	9,399.5
Reinsurance recoverables	6,306.8	5,044.9	4,980.5
Prepaid reinsurance premiums	367.5	661.1	457.6
Deferred acquisition costs	1,585.2	1,430.7	1,355.6
Property and equipment, net of accumulated depreciation of $1,499.0, $1,422.2, and $1,407.4	1,067.1	1,161.0	1,137.3
Goodwill	227.9	452.7	452.7
Intangible assets, net of accumulated amortization of $153.1, $369.2, and $383.8	91.8	131.9	117.3
Net federal deferred income taxes	1,269.5	0	0
Other assets	827.6	747.6	1,333.9
Total assets	$75,524.2	$72,618.1	$71,132.3
Liabilities and Shareholders’ Equity
Unearned premiums	$17,796.9	$16,671.4	$15,615.8
Loss and loss adjustment expense reserves	30,631.8	25,926.3	26,164.1
Net federal deferred income taxes	0	110.7	152.9
Accounts payable, accrued expenses, and other liabilities	5,931.9	6,453.4	6,069.1
Debt[1]	6,387.4	4,898.2	4,898.8
Total liabilities	60,748.0	54,060.0	52,900.7
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 212.5, 212.6, and 213.2)	585.1	585.0	584.4
Paid-in capital	1,839.6	1,735.9	1,772.9
Retained earnings	14,987.5	15,390.0	15,339.7
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	(3,113.8)	369.0	56.2
Net unrealized losses on forecasted transactions	(14.6)	(15.0)	(14.9)
Foreign currency translation adjustment	(1.5)	(0.7)	(0.6)
Total accumulated other comprehensive income (loss)	(3,129.9)	353.3	40.7
Total shareholders’ equity	14,776.2	18,558.1	18,231.6
Total liabilities and shareholders’ equity	$75,524.2	$72,618.1	$71,132.3
1 Consists of long-term debt. See Note 4 – Debt for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months		Nine Months
Periods Ended September 30,	2022	2021	2022	2021
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$493.9	$493.9	$493.9	$493.9
Balance, end of period	493.9	493.9	493.9	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	584.9	585.2	584.4	585.2
Treasury shares purchased	(0.4)	(0.7)	(0.7)	(1.8)
Net restricted equity awards issued/vested	0.6	0.5	1.4	1.6
Balance, end of period	585.1	585.0	585.1	585.0
Paid-In Capital
Balance, beginning of period	1,815.2	1,712.3	1,772.9	1,672.9
Amortization of equity-based compensation	26.0	26.0	69.7	68.7
Treasury shares purchased	(1.3)	(2.3)	(2.2)	(5.3)
Net restricted equity awards issued/vested	(0.6)	(0.5)	(1.4)	(1.6)
Reinvested dividends on restricted stock units	0.3	0.4	0.6	1.2
Balance, end of period	1,839.6	1,735.9	1,839.6	1,735.9
Retained Earnings
Balance, beginning of period	14,967.7	15,401.0	15,339.7	13,354.9
Net income (loss)	124.1	118.5	(104.9)	2,388.6
Treasury shares purchased	(47.4)	(68.8)	(75.7)	(160.1)
Cash dividends declared on common shares ($0.10, $0.10, $0.30, and $0.30 per share)	(58.4)	(58.4)	(175.2)	(175.2)
Cash dividends declared on Serial Preferred Shares, Series B ($26.875, $26.875, $26.875, and $26.875 per share)	(13.4)	(13.4)	(13.4)	(13.4)
Reinvested dividends on restricted stock units	(0.3)	(0.4)	(0.6)	(1.2)
Other, net	15.2	11.5	17.6	(3.6)
Balance, end of period	14,987.5	15,390.0	14,987.5	15,390.0
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(2,209.0)	483.2	40.7	931.7
Other comprehensive income (loss)	(920.9)	(129.9)	(3,170.6)	(578.4)
Balance, end of period	(3,129.9)	353.3	(3,129.9)	353.3
Total shareholders’ equity	$14,776.2	$18,558.1	$14,776.2	$18,558.1
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2022	2021
(millions)
Cash Flows From Operating Activities
Net income (loss)	$(104.9)	$2,388.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	227.5	203.9
Amortization of intangible assets	25.5	43.1
Net amortization of fixed-income securities	1.6	97.2
Amortization of equity-based compensation	69.7	68.7
Net realized (gains) losses on securities	1,839.4	(1,083.9)
Net (gains) losses on disposition of property and equipment	5.3	(4.0)
Goodwill impairment	224.8	0
Changes in:
Premiums receivable	(1,468.2)	(1,994.0)
Reinsurance recoverables	(1,326.3)	(573.1)
Prepaid reinsurance premiums	90.1	(278.4)
Deferred acquisition costs	(229.6)	(193.5)
Income taxes	(591.6)	(156.2)
Unearned premiums	2,181.1	3,167.0
Loss and loss adjustment expense reserves	4,467.7	4,511.7
Accounts payable, accrued expenses, and other liabilities	546.5	1,033.0
Other, net	(39.4)	79.5
Net cash provided by operating activities	5,919.2	7,309.6
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(18,672.7)	(25,222.2)
Equity securities	(126.5)	(464.9)
Sales:
Fixed maturities	9,737.6	11,747.1
Equity securities	1,467.0	625.2
Maturities, paydowns, calls, and other:
Fixed maturities	4,158.5	5,545.5
Equity securities	39.3	119.1
Net (purchases) sales of short-term investments	(3,266.6)	4,209.3
Net unsettled security transactions	(68.7)	304.2
Acquisition of Protective Insurance Corporation, net of cash, cash equivalents, and restricted cash equivalents acquired	0	(313.2)
Purchases of property and equipment	(245.0)	(188.3)
Sales of property and equipment	16.0	63.1
Net cash used in investing activities	(6,961.1)	(3,575.1)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(175.5)	(2,811.5)
Dividends paid to preferred shareholders	(26.8)	(26.8)
Acquisition of treasury shares for restricted stock tax liabilities	(76.2)	(66.9)
Acquisition of treasury shares acquired in open market	(2.4)	(100.3)
Net proceeds from debt issuances	1,486.0	0
Payment of acquired company debt	0	(20.0)
Payments of debt	0	(500.0)
Net cash provided by (used in) financing activities	1,205.1	(3,525.5)
Increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	163.2	209.0
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	202.1	76.5
Cash, cash equivalents, restricted cash, and restricted cash equivalents – September 30	$365.3	$285.5

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
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2022, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report to Shareholders).
Insurance Premiums and Receivables
We perform analyses to evaluate our premiums receivable for expected credit losses. See the 2021 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2022	2021	2022	2021
Allowance for credit losses, beginning of period	$265.8	$245.2	$280.4	$356.2
Allowance acquired during period[1]	0	0	0	3.5
Increase in allowance[2]	130.9	107.2	320.6	255.5
Write-offs[3]	(101.7)	(95.1)	(306.0)	(357.9)
Allowance for credit losses, end of period	$295.0	$257.3	$295.0	$257.3
1 Represents the amount of the allowance acquired in the Protective Insurance Corporation and subsidiaries (Protective Insurance) acquisition.
2 Represents the incremental increase in other underwriting expenses.
3 Represents portion of allowance that is reversed when premiums receivable are written off. Premiums receivable balances are written off once we have exhausted our collection efforts.
Property and Equipment
Other assets on the consolidated balance sheets include certain long-lived assets that are considered “held for sale.” The carrying value of these held-for-sale assets was $47.4 million at September 30, 2022, $12.6 million at September 30, 2021, and $10.8 million at December 31, 2021.
Goodwill and Intangible Assets
We evaluate goodwill for impairment using a qualitative or quantitative approach annually and when changes in circumstances indicate the carrying value of certain portions of goodwill may not be recoverable. See Note 12 – Goodwill and Intangible Assets for further discussion.
Earnings per Common Share
When a net loss is reported, earnings per common share are calculated using basic average equivalent shares since diluted earnings per share would be antidilutive given the net loss reported for the period. Amounts are reported on a diluted basis for all other periods presented.

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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2022
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$24,260.9	$0	$(1,855.4)	$0	$22,405.5	42.8%
State and local government obligations	2,140.9	0	(215.4)	0	1,925.5	3.7
Foreign government obligations	16.7	0	(1.4)	0	15.3	0.1
Corporate debt securities	10,119.8	0	(832.5)	(58.9)	9,228.4	17.6
Residential mortgage-backed securities	754.2	0.4	(16.5)	(15.1)	723.0	1.4
Commercial mortgage-backed securities	5,833.9	1.4	(747.4)	0	5,087.9	9.7
Other asset-backed securities	4,876.7	0	(268.9)	(1.9)	4,605.9	8.8
Redeemable preferred stocks	202.6	0	(5.6)	(15.4)	181.6	0.3
Total fixed maturities	48,205.7	1.8	(3,943.1)	(91.3)	44,173.1	84.4
Short-term investments	4,237.6	0	0	0	4,237.6	8.1
Total available-for-sale securities	52,443.3	1.8	(3,943.1)	(91.3)	48,410.7	92.5
Equity securities:
Nonredeemable preferred stocks	1,417.6	0	0	(163.2)	1,254.4	2.4
Common equities	803.7	0	0	1,861.6	2,665.3	5.1
Total equity securities	2,221.3	0	0	1,698.4	3,919.7	7.5
Total portfolio[1]	$54,664.6	$1.8	$(3,943.1)	$1,607.1	$52,330.4	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2021
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$21,093.1	$144.9	$(95.9)	$0	$21,142.1	40.3%
State and local government obligations	2,123.8	48.8	(6.7)	0	2,165.9	4.1
Foreign government obligations	12.3	0	0	0	12.3	0.1
Corporate debt securities	10,556.4	314.6	(10.5)	1.2	10,861.7	20.7
Residential mortgage-backed securities	624.4	3.4	(0.9)	1.0	627.9	1.2
Commercial mortgage-backed securities	5,739.4	70.2	(20.6)	0	5,789.0	11.1
Other asset-backed securities	4,235.6	29.4	(2.8)	0	4,262.2	8.2
Redeemable preferred stocks	171.0	1.3	(0.7)	13.0	184.6	0.4
Total fixed maturities	44,556.0	612.6	(138.1)	15.2	45,045.7	86.1
Short-term investments	1,088.7	0	0	0	1,088.7	2.1
Total available-for-sale securities	45,644.7	612.6	(138.1)	15.2	46,134.4	88.2
Equity securities:
Nonredeemable preferred stocks	1,479.9	0	0	92.9	1,572.8	3.0
Common equities	1,238.4	0	0	3,341.8	4,580.2	8.8
Total equity securities	2,718.3	0	0	3,434.7	6,153.0	11.8
Total portfolio[1]	$48,363.0	$612.6	$(138.1)	$3,449.9	$52,287.4	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2021
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$18,586.1	$92.9	$(190.8)	$0	$18,488.2	35.9%
State and local government obligations	2,162.6	36.7	(14.0)	0	2,185.3	4.2
Foreign government obligations	17.9	0	0	0	17.9	0.1
Corporate debt securities	10,526.2	202.6	(33.4)	(3.3)	10,692.1	20.7
Residential mortgage-backed securities	787.7	2.3	(0.6)	0.6	790.0	1.5
Commercial mortgage-backed securities	6,561.0	38.9	(64.3)	0	6,535.6	12.7
Other asset-backed securities	4,981.8	13.3	(12.4)	(0.4)	4,982.3	9.7
Redeemable preferred stocks	170.9	0.7	(0.5)	10.6	181.7	0.4
Total fixed maturities	43,794.2	387.4	(316.0)	7.5	43,873.1	85.2
Short-term investments	942.6	0	0	0	942.6	1.8
Total available-for-sale securities	44,736.8	387.4	(316.0)	7.5	44,815.7	87.0
Equity securities:
Nonredeemable preferred stocks	1,571.8	0	0	68.1	1,639.9	3.2
Common equities	1,264.1	0	0	3,794.4	5,058.5	9.8
Total equity securities	2,835.9	0	0	3,862.5	6,698.4	13.0
Total portfolio[1]	$47,572.7	$387.4	$(316.0)	$3,870.0	$51,514.1	100.0%
1 Includes $74.7 million, $399.7 million, and $143.4 million of net unsettled security purchase transactions at September 30, 2022 and 2021, and December 31, 2021, respectively, with the offsetting payable included in other liabilities.
The total fair value of the portfolio at September 30, 2022 and 2021, and December 31, 2021, included $4.2 billion, $2.9 billion, and $4.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

At September 30, 2022, bonds and certificates of deposit in the principal amount of $468.7 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at September 30, 2022 or 2021, or December 31, 2021. At September 30, 2022, we did not hold any debt securities that were non-income producing during the preceding 12 months.
Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.
We invested in repurchase and reverse repurchase transactions during 2022 and 2021, but did not have any open positions at September 30, 2022 and 2021, or December 31, 2021. To the extent we enter into repurchase or reverse repurchase transactions, consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis in our consolidated balance sheets, despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	September 30,
(millions)	2022	2021	December 31, 2021
Fixed Maturities:
Corporate debt securities	$500.4	$363.3	$479.1
Residential mortgage-backed securities	550.8	217.0	536.2
Other asset-backed securities	51.4	104.5	89.2
Redeemable preferred stocks	133.0	133.2	130.8
Total hybrid securities	$1,235.6	$818.0	$1,235.3
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
Fixed Maturities The composition of fixed maturities by maturity at September 30, 2022, was:

(millions)	Cost	Fair Value
Less than one year	$5,461.3	$5,321.6
One to five years	29,752.3	27,694.2
Five to ten years	12,946.4	11,119.1
Ten years or greater	45.7	38.2
Total	$48,205.7	$44,173.1
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

Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2022
U.S. government obligations	157	$22,385.4	$(1,855.4)	103	$16,085.8	$(1,095.6)	54	$6,299.6	$(759.8)
State and local government obligations	353	1,911.0	(215.4)	292	1,363.1	(129.8)	61	547.9	(85.6)
Foreign government obligations	1	15.3	(1.4)	1	15.3	(1.4)	0	0	0
Corporate debt securities	452	8,885.6	(832.5)	391	7,875.5	(699.0)	61	1,010.1	(133.5)
Residential mortgage-backed securities	44	165.1	(16.5)	34	126.0	(11.8)	10	39.1	(4.7)
Commercial mortgage-backed securities	234	5,074.3	(747.4)	182	3,856.0	(425.4)	52	1,218.3	(322.0)
Other asset-backed securities	277	4,544.8	(268.9)	217	3,597.1	(183.4)	60	947.7	(85.5)
Redeemable preferred stocks	4	48.6	(5.6)	3	37.7	(4.0)	1	10.9	(1.6)
Total fixed maturities	1,522	$43,030.1	$(3,943.1)	1,223	$32,956.5	$(2,550.4)	299	$10,073.6	$(1,392.7)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2021
U.S. government obligations	73	$13,352.8	$(95.9)	65	$12,152.6	$(70.1)	8	$1,200.2	$(25.8)
State and local government obligations	96	710.3	(6.7)	81	635.9	(4.9)	15	74.4	(1.8)
Corporate debt securities	227	1,581.3	(10.5)	225	1,551.5	(10.0)	2	29.8	(0.5)
Residential mortgage-backed securities	63	149.3	(0.9)	53	135.1	(0.6)	10	14.2	(0.3)
Commercial mortgage-backed securities	70	1,758.8	(20.6)	65	1,543.6	(19.9)	5	215.2	(0.7)
Other asset-backed securities	114	1,625.9	(2.8)	109	1,614.2	(2.7)	5	11.7	(0.1)
Redeemable preferred stocks	1	11.8	(0.7)	0	0	0	1	11.8	(0.7)
Total fixed maturities	644	$19,190.2	$(138.1)	598	$17,632.9	$(108.2)	46	$1,557.3	$(29.9)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2021
U.S. government obligations	92	$14,745.8	$(190.8)	85	$13,790.8	$(158.5)	7	$955.0	$(32.3)
State and local government obligations	127	954.2	(14.0)	122	927.3	(13.1)	5	26.9	(0.9)
Corporate debt securities	220	3,496.6	(33.4)	219	3,491.7	(33.3)	1	4.9	(0.1)
Residential mortgage-backed securities	20	138.6	(0.6)	14	135.4	(0.5)	6	3.2	(0.1)
Commercial mortgage-backed securities	168	4,315.4	(64.3)	165	4,295.0	(63.9)	3	20.4	(0.4)
Other asset-backed securities	178	3,204.7	(12.4)	176	3,200.6	(12.3)	2	4.1	(0.1)
Redeemable preferred stocks	1	12.0	(0.5)	0	0	0	1	12.0	(0.5)
Total fixed maturities	806	$26,867.3	$(316.0)	781	$25,840.8	$(281.6)	25	$1,026.5	$(34.4)
The increase in the number of securities in an unrealized loss position since both September 30, 2021 and December 31, 2021, was primarily the result of an increase in interest rates. As of September 30, 2022, we had five corporate debt securities that had their credit ratings downgraded during the quarter, with a combined fair value of $99.3 million and an unrealized loss of $23.7 million.
A review of the securities in an unrealized loss position indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible during the first nine months of 2022 or 2021, and did not have a material credit loss allowance balance as of September 30, 2022 and 2021, or December 31, 2021. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included:

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
As of September 30, 2022 and 2021, and December 31, 2021, we believe none of the unrealized losses relate to material credit losses on any specific securities, or in the aggregate. We continue to expect all the securities in our portfolio to pay their principal and interest obligations.
In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at September 30, 2022 and 2021, and December 31, 2021, to determine if the accrued interest amounts were determined to be uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal, obligations and, therefore, did not write off any accrued income as uncollectible at September 30, 2022 and 2021, or December 31, 2021.

Realized Gains (Losses) The components of net realized gains (losses) for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2022	2021	2022	2021
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$0	$19.6	$4.6	$97.5
State and local government obligations	0	6.0	0	50.3
Corporate and other debt securities	0.3	23.6	6.8	84.4
Residential mortgage-backed securities	0	0	0.7	0.3
Commercial mortgage-backed securities	0	1.4	0	40.7
Other asset-backed securities	0	0.3	0.1	1.0
Redeemable preferred stocks	0	0	0	1.5
Total available-for-sale securities	0.3	50.9	12.2	275.7
Equity securities:
Nonredeemable preferred stocks	0.1	2.3	17.6	26.0
Common equities	1.4	6.2	832.5	352.3
Total equity securities	1.5	8.5	850.1	378.3
Subtotal gross realized gains on security sales	1.8	59.4	862.3	654.0
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	0	(2.0)	(233.5)	(28.5)
State and local government obligations	0	0	(1.0)	(3.0)
Corporate and other debt securities	(14.0)	(0.7)	(51.8)	(6.1)
Residential mortgage-backed securities	0	(0.3)	0	(0.3)
Commercial mortgage-backed securities	(44.8)	(0.5)	(58.6)	(1.6)
Other asset-backed securities	0	0	(2.1)	(0.4)
Short-term investments	0	0	(0.3)	0
Total available-for-sale securities	(58.8)	(3.5)	(347.3)	(39.9)
Equity securities:
Nonredeemable preferred stocks	(5.1)	(0.3)	(7.0)	(0.7)
Common equities	0	(1.7)	(78.0)	(5.6)
Total equity securities	(5.1)	(2.0)	(85.0)	(6.3)
Subtotal gross realized losses on security sales	(63.9)	(5.5)	(432.3)	(46.2)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	0	17.6	(228.9)	69.0
State and local government obligations	0	6.0	(1.0)	47.3
Corporate and other debt securities	(13.7)	22.9	(45.0)	78.3
Residential mortgage-backed securities	0	(0.3)	0.7	0
Commercial mortgage-backed securities	(44.8)	0.9	(58.6)	39.1
Other asset-backed securities	0	0.3	(2.0)	0.6
Redeemable preferred stocks	0	0	0	1.5
Short-term investments	0	0	(0.3)	0
Total available-for-sale securities	(58.5)	47.4	(335.1)	235.8
Equity securities:
Nonredeemable preferred stocks	(5.0)	2.0	10.6	25.3
Common equities	1.4	4.5	754.5	346.7
Total equity securities	(3.6)	6.5	765.1	372.0
Subtotal net realized gains (losses) on security sales	(62.1)	53.9	430.0	607.8
Net holding period gains (losses)
Hybrid securities	(11.4)	1.0	(98.8)	0
Equity securities	(140.7)	(16.9)	(2,164.1)	479.8
Subtotal net holding period gains (losses)	(152.1)	(15.9)	(2,262.9)	479.8
Other asset impairment	(2.2)	(1.2)	(6.5)	(3.7)
Total net realized gains (losses) on securities	$(216.4)	$36.8	$(1,839.4)	$1,083.9

Realized gains (losses) on securities sold are computed using the first-in-first-out method. The loss from the fixed-maturity sales reflected the continued rise in interest rates throughout 2022, which resulted in valuation declines for most of our available-for-sale securities. The majority of the sales in the fixed-maturity portfolio during the first nine months of 2022 were from U.S. Treasuries, which were sold to shorten duration. During the third quarter 2022, we selectively sold securities, which were primarily commercial mortgage-backed securities. During the first nine months of 2022, we sold common equity securities, which were in a realized gain position, as part of our plan to incrementally reduce risk in the portfolio in response to the likelihood of a more difficult economic environment over the near term. The other asset impairment loss was recorded as a result of our investment in a federal new markets tax credit fund, which was entered into during the second quarter 2021, and reported in other assets in the consolidated balance sheets.
The following table reflects our holding period realized gains (losses) recognized on equity securities held at the respective quarter ends:

	Three Months		Nine Months
(millions)	2022	2021	2022	2021
Total net gains (losses) recognized during the period on equity securities	$(144.3)	$(10.4)	$(1,399.0)	$851.8
Less: Net gains (losses) recognized on equity securities sold during the period	(3.6)	6.5	765.1	372.0
Net holding period gains (losses) recognized during the period on equity securities held at period end	$(140.7)	$(16.9)	$(2,164.1)	$479.8
Net Investment Income The components of net investment income for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2022	2021	2022	2021
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$86.1	$39.0	$205.4	$106.8
State and local government obligations	9.8	9.7	29.3	34.6
Foreign government obligations	0.1	0	0.2	0
Corporate debt securities	71.8	70.2	215.4	228.6
Residential mortgage-backed securities	8.8	3.2	23.2	9.4
Commercial mortgage-backed securities	48.3	35.0	138.1	105.2
Other asset-backed securities	52.1	16.1	116.5	47.1
Redeemable preferred stocks	3.0	2.3	8.5	7.1
Total fixed maturities	280.0	175.5	736.6	538.8
Short-term investments	24.8	0.4	29.6	2.6
Total available-for-sale securities	304.8	175.9	766.2	541.4
Equity securities:
Nonredeemable preferred stocks	17.3	17.3	53.6	52.5
Common equities	11.5	15.7	48.4	45.9
Total equity securities	28.8	33.0	102.0	98.4
Investment income	333.6	208.9	868.2	639.8
Investment expenses	(5.8)	(6.6)	(17.4)	(18.5)
Net investment income	$327.8	$202.3	$850.8	$621.3
On a year-over-year basis for the three and nine months ended September 30, 2022, investment income (interest and dividends) increased 60% and 36%, respectively, compared to the same periods last year, primarily due to an increase in interest rates on floating-rate securities in our portfolio and purchases of new investments with higher coupon rates. The recurring investment book yield increased 39% for the third quarter 2022 and 16% for the first nine months of 2022, compared to the same periods in 2021, reflecting investing new cash and cash from maturities in higher interest rate securities given the rising interest rate environment.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2022
Fixed maturities:
U.S. government obligations	$22,405.5	$0	$0	$22,405.5	$24,260.9
State and local government obligations	0	1,925.5	0	1,925.5	2,140.9
Foreign government obligations	0	15.3	0	15.3	16.7
Corporate debt securities	0	9,228.4	0	9,228.4	10,119.8
Subtotal	22,405.5	11,169.2	0	33,574.7	36,538.3
Asset-backed securities:
Residential mortgage-backed	0	723.0	0	723.0	754.2
Commercial mortgage-backed	0	5,087.9	0	5,087.9	5,833.9
Other asset-backed	0	4,605.9	0	4,605.9	4,876.7
Subtotal asset-backed securities	0	10,416.8	0	10,416.8	11,464.8
Redeemable preferred stocks:
Financials	0	39.8	0	39.8	43.6
Utilities	0	8.8	0	8.8	10.5
Industrials	8.9	124.1	0	133.0	148.5
Subtotal redeemable preferred stocks	8.9	172.7	0	181.6	202.6
Total fixed maturities	22,414.4	21,758.7	0	44,173.1	48,205.7
Short-term investments	4,219.6	18.0	0	4,237.6	4,237.6
Total available-for-sale securities	26,634.0	21,776.7	0	48,410.7	52,443.3
Equity securities:
Nonredeemable preferred stocks:
Financials	60.9	1,015.6	64.9	1,141.4	1,297.6
Utilities	0	71.3	0	71.3	79.9
Industrials	0	24.7	17.0	41.7	40.1
Subtotal nonredeemable preferred stocks	60.9	1,111.6	81.9	1,254.4	1,417.6
Common equities:
Common stocks	2,597.3	49.3	0	2,646.6	785.0
Other risk investments	0	0	18.7	18.7	18.7
Subtotal common equities	2,597.3	49.3	18.7	2,665.3	803.7
Total equity securities	2,658.2	1,160.9	100.6	3,919.7	2,221.3
Total portfolio	$29,292.2	$22,937.6	$100.6	$52,330.4	$54,664.6
Debt	$0	$5,634.7	$0	$5,634.7	$6,387.4

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2021
Fixed maturities:
U.S. government obligations	$21,142.1	$0	$0	$21,142.1	$21,093.1
State and local government obligations	0	2,165.9	0	2,165.9	2,123.8
Foreign government obligations	0	12.3	0	12.3	12.3
Corporate debt securities	0	10,861.7	0	10,861.7	10,556.4
Subtotal	21,142.1	13,039.9	0	34,182.0	33,785.6
Asset-backed securities:
Residential mortgage-backed	0	627.9	0	627.9	624.4
Commercial mortgage-backed	0	5,789.0	0	5,789.0	5,739.4
Other asset-backed	0	4,262.2	0	4,262.2	4,235.6
Subtotal asset-backed securities	0	10,679.1	0	10,679.1	10,599.4
Redeemable preferred stocks:
Financials	0	51.4	0	51.4	50.8
Utilities	0	0	0	0	0
Industrials	10.6	122.6	0	133.2	120.2
Subtotal redeemable preferred stocks	10.6	174.0	0	184.6	171.0
Total fixed maturities	21,152.7	23,893.0	0	45,045.7	44,556.0
Short-term investments	1,078.5	10.2	0	1,088.7	1,088.7
Total available-for-sale securities	22,231.2	23,903.2	0	46,134.4	45,644.7
Equity securities:
Nonredeemable preferred stocks:
Financials	89.8	1,304.6	76.4	1,470.8	1,399.8
Utilities	0	42.1	0	42.1	40.0
Industrials	0	25.5	34.4	59.9	40.1
Subtotal nonredeemable preferred stocks	89.8	1,372.2	110.8	1,572.8	1,479.9
Common equities:
Common stocks	4,513.1	0	54.5	4,567.6	1,225.8
Other risk investments	0	0	12.6	12.6	12.6
Subtotal common equities	4,513.1	0	67.1	4,580.2	1,238.4
Total equity securities	4,602.9	1,372.2	177.9	6,153.0	2,718.3
Total portfolio	$26,834.1	$25,275.4	$177.9	$52,287.4	$48,363.0
Debt	$0	$5,881.7	$0	$5,881.7	$4,898.2

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2021
Fixed maturities:
U.S. government obligations	$18,488.2	$0	$0	$18,488.2	$18,586.1
State and local government obligations	0	2,185.3	0	2,185.3	2,162.6
Foreign government obligations	0	17.9	0	17.9	17.9
Corporate debt securities	0	10,692.1	0	10,692.1	10,526.2
Subtotal	18,488.2	12,895.3	0	31,383.5	31,292.8
Asset-backed securities:
Residential mortgage-backed	0	790.0	0	790.0	787.7
Commercial mortgage-backed	0	6,535.6	0	6,535.6	6,561.0
Other asset-backed	0	4,982.3	0	4,982.3	4,981.8
Subtotal asset-backed securities	0	12,307.9	0	12,307.9	12,330.5
Redeemable preferred stocks:
Financials	0	50.9	0	50.9	50.7
Utilities	0	0	0	0	0
Industrials	10.7	120.1	0	130.8	120.2
Subtotal redeemable preferred stocks	10.7	171.0	0	181.7	170.9
Total fixed maturities	18,498.9	25,374.2	0	43,873.1	43,794.2
Short-term investments	942.4	0.2	0	942.6	942.6
Total available-for-sale securities	19,441.3	25,374.4	0	44,815.7	44,736.8
Equity securities:
Nonredeemable preferred stocks:
Financials	115.3	1,305.7	76.4	1,497.4	1,451.7
Utilities	0	82.9	0	82.9	80.0
Industrials	0	25.2	34.4	59.6	40.1
Subtotal nonredeemable preferred stocks	115.3	1,413.8	110.8	1,639.9	1,571.8
Common equities:
Common stocks	4,991.6	50.0	0	5,041.6	1,247.2
Other risk investments	0	0	16.9	16.9	16.9
Subtotal common equities	4,991.6	50.0	16.9	5,058.5	1,264.1
Total equity securities	5,106.9	1,463.8	127.7	6,698.4	2,835.9
Total portfolio	$24,548.2	$26,838.2	$127.7	$51,514.1	$47,572.7
Debt	$0	$5,857.4	$0	$5,857.4	$4,898.8
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
At September 30, 2022, vendor-quoted prices represented 90% of our Level 1 classifications (excluding short-term investments), compared to 82% and 79% at September 30, 2021 and December 31, 2021, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At both September 30, 2022 and December 31, 2021, vendor-quoted prices comprised 98% of our Level 2 classifications (excluding short-term investments and common stock), while dealer-quoted prices represented the remaining 2%, compared to 97% and 3% at September 30, 2021. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
For structured debt securities, including commercial, residential, and other asset-backed securities, we evaluate available market-related data for these and similar securities related to collateral, delinquencies, and defaults for historical trends and reasonably estimable projections, as well as historical prepayment rates and current prepayment assumptions and cash flow estimates. We further stratify each class of our structured debt securities into more finite sectors (e.g., planned amortization class, first pay, second pay, senior, subordinated, etc.) and use duration, credit quality, and coupon to determine if the fair value is appropriate.
For corporate debt and preferred stock (redeemable and nonredeemable) portfolios, as well as the notes issued by The Progressive Corporation (see Note 4 – Debt), we review securities by duration, coupon, and credit quality, as well as changes in interest rate and credit spread movements within that stratification. The review also includes recent trades, including: volume traded at various levels that establish a market; issuer specific fundamentals; and industry specific economic news as it comes to light.
For municipal securities (e.g., general obligations, revenue, and housing), we stratify the portfolio to evaluate securities by type, coupon, credit quality, and duration to review price changes relative to credit spread and interest rate changes. Additionally, we look to economic data as it relates to geographic location as an indication of price-to-call or maturity predictors. For municipal housing securities, we look to changes in cash flow projections, both historical and reasonably estimable projections, to understand yield changes and their effect on valuation.
For short-term securities, we look at acquisition price relative to the coupon or yield. Since our short-term securities are typically 90 days or less to maturity, with the majority listed in Level 2 being 30 days or less to redemption, we believe that acquisition price is the best estimate of fair value.
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
The Level 3 common stock held at September 30, 2021 was transferred to Level 2 at December 31, 2021. At September 30, 2022 and 2021, and December 31, 2021, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
Other than goodwill, during the third quarter and first nine months of 2022 and 2021, there were no material assets or liabilities measured at fair value on a nonrecurring basis. During the second quarter 2022, we determined that the fair value of the goodwill related to our ARX Holding Corp. (ARX) reporting unit was less than the carrying value and we wrote down $224.8 million of our total goodwill asset. See Note 12 – Goodwill and Intangible Assets for further discussion. Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2022 and 2021:

	Level 3 Fair Value
(millions)	Fair Value at June 30, 2022	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2022
Equity securities:
Nonredeemable preferred stocks:
Financials	$64.9	$0	$0	$0	$0	$0	$0	$64.9
Industrials	17.0	0	0	0	0	0	0	17.0
Common equities:
Other risk investments	18.5	0.2	0	0	0	0	0	18.7
Total Level 3 securities	$100.4	$0.2	$0	$0	$0	$0	$0	$100.6

	Level 3 Fair Value
(millions)	Fair Value at June 30, 2021	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2021
Equity securities:
Nonredeemable preferred stocks:
Financials	$76.4	$0	$0	$0	$0	$0	$0	$76.4
Industrials	34.4	0	0	0	0	0	0	34.4
Common equities:
Common stocks	52.5	0	2.0	0	0	0	0	54.5
Other risk investments	11.6	1.0	0	0	0	0	0	12.6
Total Level 3 securities	$174.9	$1.0	$2.0	$0	$0	$0	$0	$177.9

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2021	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2022
Equity securities:
Nonredeemable preferred stocks:
Financials	$76.4	$0	$0	$(15.0)	$(17.2)	$20.7	$0	$64.9
Industrials	34.4	(0.5)	0	0	0	(16.9)	0	17.0
Common equities:
Other risk investments	16.9	1.8	0	0	0	0	0	18.7
Total Level 3 securities	$127.7	$1.3	$0	$(15.0)	$(17.2)	$3.8	$0	$100.6

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2020	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2021
Equity securities:
Nonredeemable preferred stocks:
Financials	$10.0	$0	$60.2	$0	$0	$6.2	$0	$76.4
Industrials	16.7	0	5.0	(5.0)	(4.5)	22.2	0	34.4
Common equities:
Common stocks	25.0	0	2.0	0	0	27.5	0	54.5
Other risk investments	3.1	9.5	0	0	0	0	0	12.6
Total Level 3 securities	$54.8	$9.5	$67.2	$(5.0)	$(4.5)	$55.9	$0	$177.9

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at September 30, 2022 and 2021, and December 31, 2021:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2022	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$81.9	Market comparables	Weighted average market capitalization price change %	(20.7)% to (1.1)%	(6.6)%
Subtotal Level 3 securities	81.9
Pricing exemption securities	18.7
Total Level 3 securities	$100.6

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$110.8	Market comparables	Weighted average market capitalization price change %	(8.5)% to 19.8%	6.5%
Common stocks	54.5	Market comparables	Weighted average market capitalization price change %	(1.6)% to 55.8%	0.9%
Subtotal Level 3 securities	165.3
Pricing exemption securities	12.6
Total Level 3 securities	$177.9

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2021	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$110.8	Market comparables	Weighted average market capitalization price change %	(20.2)% to (2.3)%	(7.7)%
Subtotal Level 3 securities	110.8
Pricing exemption securities	16.9
Total Level 3 securities	$127.7

Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	September 30, 2022		September 30, 2021		December 31, 2021
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
2.45% Senior Notes due 2027 (issued: $500.0, August 2016)	$498.1	$459.7	$497.6	$530.6	$497.7	$517.9
2.50% Senior Notes due 2027 (issued: $500.0, March 2022)	497.4	451.6	0	0	0	0
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	297.4	322.1	297.1	390.9	297.2	388.2
4.00% Senior Notes due 2029 (issued: $550.0, October 2018)	546.3	519.5	545.8	627.9	545.9	621.0
3.20% Senior Notes due 2030 (issued: $500.0, March 2020)	496.8	439.3	496.4	543.2	496.5	536.3
3.00% Senior Notes due 2032 (issued: $500.0, March 2022)	495.8	418.8	0	0	0	0
6.25% Senior Notes due 2032 (issued: $400.0, November 2002)	396.4	426.0	396.1	545.5	396.2	547.9
4.35% Senior Notes due 2044 (issued: $350.0, April 2014)	346.9	298.5	346.8	433.6	346.8	428.4
3.70% Senior Notes due 2045 (issued: $400.0, January 2015)	395.7	305.7	395.6	456.2	395.6	447.1
4.125% Senior Notes due 2047 (issued: $850.0, April 2017)	842.0	710.3	841.9	1,018.5	841.9	1,029.3
4.20% Senior Notes due 2048 (issued: $600.0, March 2018)	590.3	505.9	590.2	736.3	590.2	741.3
3.95% Senior Notes due 2050 (issued: $500.0, March 2020)	490.9	396.6	490.7	599.0	490.8	600.0
3.70% Senior Notes due 2052 (issued: $500.0, March 2022)	493.4	380.7	0	0	0	0
Total	$6,387.4	$5,634.7	$4,898.2	$5,881.7	$4,898.8	$5,857.4
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
There was no short-term debt outstanding at September 30, 2022 and 2021, and December 31, 2021.
The Progressive Corporation has a line of credit with PNC Bank, National Association (PNC), in the maximum principal amount of $250 million, which has the same terms as the line of credit with PNC that expired in April 2022. See the 2021 Annual Report to Shareholders for a discussion of the terms of this line of credit. We had no borrowings under the line of credit during the periods presented.

Note 5 Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At September 30, 2022 and 2021, and December 31, 2021, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the nine months ended September 30, 2022, there have been no material changes in our reserve for uncertain tax positions.
The effective tax rate for the three and nine months ended September 30, 2022, was 12.9% and (1.6)%, respectively, compared to 14.7% and 20.5% for the same periods last year. The difference between our effective tax rate and the statutory rate, for the three months ended September 30, 2022 and 2021, and the nine months ended September 30, 2022, is primarily driven by the low amount of income (loss) before taxes during those periods. The provision for income taxes differed from the statutory rate as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2022		2021		2022		2021
Income (loss) before income taxes	$142.5		$139.0		$(103.2)		$3,006.1
Tax at statutory federal rate	$29.9	21.0%	$29.2	21.0%	$(21.7)	21.0%	$631.3	21.0%
Tax effect of:
Goodwill impairment	0	0	0	0	47.2	(45.7)	0	0
Stock-based compensation	(9.6)	(6.7)	(7.9)	(5.7)	(17.7)	17.2	(19.2)	(0.6)
State income taxes, net of federal taxes	4.5	3.2	5.5	4.0	9.7	(9.4)	17.7	0.6
Tax-preferenced investment income	(2.8)	(2.0)	(3.3)	(2.4)	(9.5)	9.2	(10.0)	(0.3)
Tax credits	(5.2)	(3.6)	(3.7)	(2.7)	(9.4)	9.1	(6.1)	(0.2)
Nondeductible compensation expense	1.8	1.3	1.9	1.4	5.4	(5.2)	5.6	0.2
Tax deductible dividends	(0.4)	(0.3)	(0.5)	(0.4)	(1.4)	1.4	(1.6)	(0.1)
Other items, net	0.2	0	(0.7)	(0.5)	(0.9)	0.8	(0.2)	(0.1)
Total income tax provision	$18.4	12.9%	$20.5	14.7%	$1.7	(1.6)%	$617.5	20.5%

Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	September 30,
(millions)	2022	2021
Balance at January 1	$26,164.1	$20,265.8
Less reinsurance recoverables on unpaid losses	4,733.6	3,798.2
Net balance at January 1	21,430.5	16,467.6
Net loss and loss adjustment expense reserves acquired[1]	0	732.5
Total beginning reserves	21,430.5	17,200.1
Incurred related to:
Current year	28,245.4	24,610.8
Prior years	52.8	156.8
Total incurred	28,298.2	24,767.6
Paid related to:
Current year	15,712.4	13,650.6
Prior years	9,418.5	7,213.3
Total paid	25,130.9	20,863.9
Net balance at September 30	24,597.8	21,103.8
Plus reinsurance recoverables on unpaid losses	6,034.0	4,822.5
Balance at September 30	$30,631.8	$25,926.3
1 Net reserves acquired in the Protective Insurance acquisition.
We experienced unfavorable reserve development of $52.8 million and $156.8 million during the first nine months of 2022 and 2021, respectively, which is reflected as “incurred related to prior years” in the table above.
Year-to-date September 30, 2022
•The unfavorable prior year reserve development included approximately $45 million attributable to accident year 2021 and $29 million to 2019 and prior accident years, partially offset by $21 million favorable development attributable to accident year 2020.
•Our personal auto products incurred about $28 million of favorable loss and loss adjustment expense (LAE) reserve development, with about $25 million attributable to the Direct business. The favorable development was primarily attributable to more subrogation and salvage recoveries and lower loss adjustment expenses than originally anticipated, partially offset by higher than anticipated severity and frequency of auto property damage payments on previously closed claims and late reported injury claims.
•Our Commercial Lines business experienced about $77 million of unfavorable development, primarily due to higher than anticipated severity of injury case reserves and higher than anticipated severity and frequency of late reported claims in our transportation network company business.
•Our Property business experienced minimal unfavorable prior accident year development, which was almost completely offset by minimal favorable development in our special lines products.
Year-to-date September 30, 2021
•The unfavorable prior year reserve development included $109 million attributable to accident year 2019 and $113 million to 2018 and prior accident years, partially offset by favorable development attributable to accident year 2020.
•Our personal auto products incurred $48 million of unfavorable loss and LAE reserve development, with about $44 million attributable to the Agency business. The unfavorable development was primarily attributable to a higher than anticipated frequency of reopened personal injury protection claims, primarily in Florida, and higher than anticipated bodily injury severity, partially offset by less late reported claims than anticipated for accident year 2020 and lower adjusting expenses than anticipated.
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
•Our special lines products experienced about $12 million of favorable development.

Note 7 Supplemental Cash Flow Information — Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries. The amount of reverse repurchase commitments, which are not considered part of the investment portfolio, held by these subsidiaries at September 30, 2022 and 2021, and December 31, 2021, were $123.0 million, $134.6 million, and $137.1 million, respectively.
Restricted cash and cash equivalents include collateral held against unpaid deductibles and cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are administrators.
Non-cash activity included the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2022	2021
Common share dividends[1]	$58.5	$58.5
Operating lease liabilities[2]	29.7	79.5
1 Declared but unpaid. See Note 9 – Dividends for further discussion.
2 From obtaining right-of-use assets.

We paid the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2022	2021
Income taxes	$595.9	$669.5
Interest	191.3	186.3
Operating lease liabilities	62.5	67.8
Note 8 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles (our special lines products). Our Commercial Lines segment writes auto-related liability and physical damage insurance, workers’ compensation insurance primarily for the transportation industry, and business-related general liability and property insurance, predominately for small businesses. Our Property segment writes residential property insurance for homeowners, other property owners, and renters. Our service businesses provide insurance-related services, including processing Commercial Automobile Insurance Procedures/Plans (CAIP) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance, among other products, through programs in our direct Personal Lines and Commercial Lines businesses. As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, during the third quarter 2022, our CAIP service contract expired and we did not renew the contract. This non-renewal will not materially affect our financial condition, results of operations, or cash flows. All segment revenues are generated from external customers; all intercompany transactions are eliminated in consolidation.

Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$4,441.9	$(41.3)	$4,267.9	$41.0	$13,131.7	$507.6	$12,586.4	$796.0
Direct	5,077.4	40.6	4,690.2	(62.4)	14,776.9	389.4	13,755.8	480.6
Total Personal Lines[1]	9,519.3	(0.7)	8,958.1	(21.4)	27,908.6	897.0	26,342.2	1,276.6
Commercial Lines	2,317.9	238.1	1,877.4	197.5	6,749.5	683.5	4,917.0	556.1
Property[2]	561.0	(141.0)	526.5	(222.7)	1,689.6	(289.6)	1,501.3	(376.7)
Other indemnity[3]	0.7	(2.1)	2.8	(0.3)	2.0	(9.3)	6.8	(0.2)
Total underwriting operations	12,398.9	94.3	11,364.8	(46.9)	36,349.7	1,281.6	32,767.3	1,455.8
Fees and other revenues[4]	181.4	NA	174.9	NA	531.9	NA	516.8	NA
Service businesses	82.7	(0.1)	73.8	1.0	230.5	9.0	202.1	12.1
Investments[5]	117.2	111.4	245.7	239.1	(971.2)	(988.6)	1,723.7	1,705.2
Interest expense	NA	(63.1)	NA	(54.2)	NA	(180.4)	NA	(167.0)
Property - Goodwill impairment[2]	NA	0	NA	0	NA	(224.8)	NA	0
Consolidated total	$12,780.2	$142.5	$11,859.2	$139.0	$36,140.9	$(103.2)	$35,209.9	$3,006.1
NA = Not applicable
1 Personal auto products accounted for 94% of the total Personal Lines segment net premiums earned during the three and nine months ended September 30, 2022 and 2021; our special lines products (e.g., motorcycles, ATVs, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 The total pretax loss, including goodwill impairment, for the Property segment was $514.4 million for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2022, pretax profit (loss) also included $5.0 million and $24.1 million, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment, and $14.2 million and $42.5 million for the same periods in 2021.
See Note 12 – Goodwill and Intangible Assets for further discussion.
3 Primarily includes run-off business operations.
4 Pretax profit (loss) for fees and other revenues is allocated to operating segments.
5 Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit (loss) is net of investment expense.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	(0.9)%	100.9	1.0%	99.0	3.9%	96.1	6.3%	93.7
Direct	0.8	99.2	(1.3)	101.3	2.6	97.4	3.5	96.5
Total Personal Lines	0	100.0	(0.2)	100.2	3.2	96.8	4.9	95.1
Commercial Lines	10.3	89.7	10.5	89.5	10.1	89.9	11.3	88.7
Property[1]	(25.1)	125.1	(42.3)	142.3	(17.1)	117.1	(25.1)	125.1
Total underwriting operations	0.8	99.2	(0.4)	100.4	3.5	96.5	4.4	95.6
1 Included in the three and nine months ended September 30, 2022, is 0.9 points and 1.4 points, respectively, of amortization expense associated with intangible assets and 2.7 points and 2.8 points, respectively, for the same periods in 2021.

Note 9 Dividends — Following is a summary of our common and preferred share dividends that were declared and/or paid during the nine months ended September 30, 2022 and 2021:

(millions, except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Common - Quarterly Dividends:
August 2022	October 2022	$0.10	$58.5
May 2022	July 2022	0.10	58.5
March 2022	April 2022	0.10	58.5
December 2021	January 2022	0.10	58.5
August 2021	October 2021	0.10	58.5
May 2021	July 2021	0.10	58.5
March 2021	April 2021	0.10	58.5
December 2020	January 2021	0.10	58.6

Common - Annual Variable Dividends:
December 2020	January 2021	4.50	2,635.9

Preferred Dividends:
August 2022	September 2022	26.875	13.4
December 2021	March 2022	26.875	13.4
August 2021	September 2021	26.875	13.4
December 2020	March 2021	26.875	13.4
1 The common share dividend accrual is based on an estimate of common shares outstanding as of the record date and all accruals are recorded as a part of accounts payable, accrued expenses, and other liabilities on the consolidated balance sheets until paid.
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
Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at June 30, 2022	$(2,795.5)	$586.5	$(2,209.0)	$(2,193.5)	$(14.7)	$(0.8)
Other comprehensive income (loss) before reclassifications:
Investment securities	(1,223.3)	256.9	(966.4)	(966.4)	0	0
Foreign currency translation adjustment	(0.9)	0.2	(0.7)	0	0	(0.7)
Total other comprehensive income (loss) before reclassifications	(1,224.2)	257.1	(967.1)	(966.4)	0	(0.7)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(58.4)	12.3	(46.1)	(46.1)	0	0
Interest expense	(0.2)	0.1	(0.1)	0	(0.1)	0
Total reclassification adjustment for amounts realized in net income	(58.6)	12.4	(46.2)	(46.1)	(0.1)	0
Total other comprehensive income (loss)	(1,165.6)	244.7	(920.9)	(920.3)	0.1	(0.7)
Balance at September 30, 2022	$(3,961.1)	$831.2	$(3,129.9)	$(3,113.8)	$(14.6)	$(1.5)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at June 30, 2021	$619.6	$(136.4)	$483.2	$498.8	$(15.1)	$(0.5)
Other comprehensive income (loss) before reclassifications:
Investment securities	(117.9)	24.8	(93.1)	(93.1)	0	0
Foreign currency translation adjustment	(0.3)	0.1	(0.2)	0	0	(0.2)
Total other comprehensive income (loss) before reclassifications	(118.2)	24.9	(93.3)	(93.1)	0	(0.2)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	46.4	(9.7)	36.7	36.7	0	0
Interest expense	(0.2)	0.1	(0.1)	0	(0.1)	0
Total reclassification adjustment for amounts realized in net income	46.2	(9.6)	36.6	36.7	(0.1)	0
Total other comprehensive income (loss)	(164.4)	34.5	(129.9)	(129.8)	0.1	(0.2)
Balance at September 30, 2021	$455.2	$(101.9)	$353.3	$369.0	$(15.0)	$(0.7)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2021	$52.3	$(11.6)	$40.7	$56.2	$(14.9)	$(0.6)
Other comprehensive income (loss) before reclassifications:
Investment securities	(4,321.7)	907.6	(3,414.1)	(3,414.1)	0	0
Foreign currency translation adjustment	(1.1)	0.2	(0.9)	0	0	(0.9)
Total other comprehensive income (loss) before reclassifications	(4,322.8)	907.8	(3,415.0)	(3,414.1)	0	(0.9)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(309.0)	64.9	(244.1)	(244.1)	0	0
Interest expense	(0.4)	0.1	(0.3)	0	(0.3)	0
Total reclassification adjustment for amounts realized in net income	(309.4)	65.0	(244.4)	(244.1)	(0.3)	0
Total other comprehensive income (loss)	(4,013.4)	842.8	(3,170.6)	(3,170.0)	0.3	(0.9)
Balance at September 30, 2022	$(3,961.1)	$831.2	$(3,129.9)	$(3,113.8)	$(14.6)	$(1.5)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2020	$1,187.4	$(255.7)	$931.7	$947.3	$(15.6)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	(494.6)	103.9	(390.7)	(390.7)	0	0
Foreign currency translation adjustment	(0.9)	0.2	(0.7)	0	0	(0.7)
Total other comprehensive income (loss) before reclassifications	(495.5)	104.1	(391.4)	(390.7)	0	(0.7)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	237.5	(49.9)	187.6	187.6	0	0
Interest expense	(0.8)	0.2	(0.6)	0	(0.6)	0
Total reclassification adjustment for amounts realized in net income	236.7	(49.7)	187.0	187.6	(0.6)	0
Total other comprehensive income (loss)	(732.2)	153.8	(578.4)	(578.3)	0.6	(0.7)
Balance at September 30, 2021	$455.2	$(101.9)	$353.3	$369.0	$(15.0)	$(0.7)
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
In addition, The Progressive Corporation and/or its subsidiaries are named as defendants in a number of class action or individual lawsuits that challenge certain of the operations of the subsidiaries. These cases include and/or typically have included those alleging damages as a result of, among other things: our subsidiaries’ methods used for evaluating and paying medical or injury claims or benefits, including, but not limited to, certain bodily injury, personal injury protection, uninsured motorist/underinsured motorist (UM/UIM), and medical payment claims and for reimbursing medical costs incurred by Medicare/Medicaid beneficiaries; other claims handling procedures, including, but not limited to, challenges relating to our network of repair facilities, our methods used for estimating physical damage to vehicles for repair purposes and for evaluating the actual cash value of total loss vehicles, our payment of fees and taxes, our subrogation practices, our salvage practices, and our handling of diminution of value claims; homeowner claims handling practices and procedures; our assessment of fees related to insufficient funds or reversed payments; interpretations of the provisions of our insurance policies; our insurance product design; certain of our premium actions, including those in response to the COVID-19 pandemic; rating practices; certain marketing, sales, services, implementation and renewal practices and procedures, including with respect to accessibility; our usage-based insurance program; certain relationships with independent insurance agents; patent matters; alleged violation of the Telephone Consumer Protection Act; commercial disputes, including breach of contract; and certain employment practices, including claims relating to pay practices and fair employment practices, among other matters. Other insurance companies face many of these same issues.
The nature and volume of litigation pending against The Progressive Corporation and/or its insurance subsidiaries is similar to that which was disclosed in Note 12 – Litigation in our 2021 Annual Report to Shareholders.
We plan to contest the pending lawsuits vigorously, but may pursue settlement negotiations in some cases, as we deem appropriate. Although outcomes of pending cases are uncertain until final disposition, we establish accruals for these lawsuits when it is probable that a loss has been or will be incurred and we can reasonably estimate potential loss exposure, which may include a range of loss. As to lawsuits for which the loss is considered neither probable nor estimable, or is considered probable but not estimable, we do not establish an accrual. Nevertheless, we continue to evaluate pending litigation to determine if any losses not deemed probable and estimable become so, at which point we would establish an accrual at our best estimate of the loss or range of loss.

With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at September 30, 2022 and 2021, or December 31, 2021, and there were no material settlements during 2021 or the first nine months of 2022. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2021 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2021 Annual Report to Shareholders.
Note 12 Goodwill and Intangible Assets
Goodwill
The majority of the goodwill recorded as of September 30, 2022 and 2021, and December 31, 2021, related to the April 1, 2015, acquisition of a controlling interest in ARX. In the second quarter 2022, we performed an interim impairment test of our goodwill allocated to the ARX reporting unit and recorded an impairment loss of $224.8 million, which is disclosed as a separate line item in our consolidated statements of comprehensive income. The impairment loss was fully allocated to our Property segment. There were no previously recorded goodwill impairment losses on any of the outstanding goodwill.
The indicators of impairment primarily related to the magnitude of recent weather events relative to forecasted expectations, as well as other factors impacting our plans to restore our Property business to target profitability in a timely fashion and the subsequent reduced forecasted profitability of ARX.
The quantitative goodwill impairment assessment consisted of comparing the fair value of the reporting unit to its carrying value. To determine the fair value of a reporting unit, we use a discounted cash flow model. The model uses assumptions including, but not limited to, discount rate, forecasted growth, profitability, investment return, and capital requirements. The assumptions and estimates were consistent with those we believe other non-related marketplace participants would use and were based on management’s best estimates at the time of the analysis. The calculated fair value of the ARX reporting unit was below its carrying value at June 30, 2022, which resulted in recording the goodwill impairment. There was no indication of impairment on the remaining $227.9 million goodwill, of which 98% was attributable to our Personal Lines Agency business and related to the ARX acquisition.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets:

(millions)	September 30, 2022	September 30, 2021	December 31, 2021
Intangible assets subject to amortization	$79.4	$119.5	$104.9
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$91.8	$131.9	$117.3
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.
Intangible assets subject to amortization consisted of the following:

(millions)	September 30, 2022			September 30, 2021			December 31, 2021
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$0	$0	$0	$256.2	$237.9	$18.3	$256.2	$247.1	$9.1
Agency relationships	159.2	85.3	73.9	159.2	73.9	85.3	159.2	76.8	82.4
Software rights	69.1	64.8	4.3	69.1	56.2	12.9	69.1	58.3	10.8
Trade name	3.6	2.4	1.2	3.6	0.6	3.0	3.6	1.0	2.6
Total	$231.9	$152.5	$79.4	$488.1	$368.6	$119.5	$488.1	$383.2	$104.9
Amortization expense was $5.4 million and $25.5 million for the three and nine months ended September 30, 2022, respectively, compared to $14.6 million and $43.1 million during the same periods last year. During the first quarter 2022, the policies in force intangible asset, with a gross carrying value of $256.2 million, was fully amortized.

Note 13 New Accounting Standards — We did not adopt any new accounting standards during the nine months ended September 30, 2022. We assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on our consolidated financial statements as well as material updates to previous assessments, if any, from our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no new material accounting standards issued in the nine months ended September 30, 2022, that are expected to impact The Progressive Corporation or its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized growth in both premiums written and policies in force during the third quarter 2022, compared to the same period last year. For the third quarter 2022, our underwriting profit margin of 0.8% fell short of our targets in large part due to the impact from Hurricane Ian and was better than the underwriting loss margin of 0.4% recognized during the same period last year. For the third quarter 2022, our underwriting profit was $94.3 million, compared to an underwriting loss of $46.9 million for the third quarter last year. The increase in underwriting profitability contributed to the 5% increase in net income on a year-over-year basis. Our comprehensive loss for the third quarter 2022 was $785 million greater than the comprehensive loss incurred in the third quarter 2021, due to the significant decline in the market value of our fixed-maturity securities, reflecting higher interest rates and wider credit spreads over the last 12 months. Total capital (debt plus shareholders’ equity) at September 30, 2022, was $21.2 billion, which was down $2.0 billion from year-end 2021, primarily due to our $3.3 billion comprehensive loss for the first nine months of 2022, in part offset by our $1.5 billion debt issuance in the first quarter 2022.
During the third quarter, we generated $13.0 billion of net premiums written, which is an increase of $0.6 billion, or 5%, compared to third quarter 2021, primarily reflecting rate increases taken during 2021 and the first nine months of 2022. We ended the third quarter 2022 with 26.9 million companywide policies in force, which is 300,000 more policies than were in force at September 30, 2021. Personal auto policies in force decreased 1% year over year, while our Commercial Lines, special lines, and Property products grew policies 9%, 5%, and 4%, respectively. On a year-over-year basis, new personal auto applications increased for the third quarter and were down the first nine months of 2022. During the quarter, we believe targeted advertising spend and competitor rate increases spurred the new personal auto application growth, which partially offset the decreases in renewal applications during the quarter and the decreases in new auto applications experienced during the first half of 2022 that reflected rate increases and decreased advertising spend during that period.
During the third quarter 2022, we generated an underwriting profit margin of 0.8%, which was below our 4.0% underwriting target profit goal. Catastrophe losses reduced our profit margin by about seven loss ratio points for the third quarter with Hurricane Ian, which mostly impacted Florida, accounting for 86% of catastrophe losses during the period. Excluding loss adjustment expenses, we incurred $585 million of vehicle losses and $175 million of net Property losses after reflecting the catastrophe reinsurance coverage we have on our Property business. Special Lines catastrophe losses, primarily boat losses, accounted for nearly $290 million of the total vehicle losses and personal auto accounted for about $285 million. The balance of the vehicle losses from the storm were minimal and were incurred in our commercial auto products. On the Property side, we retained $25 million of allocated loss adjustment expenses. Under our excess of loss reinsurance program, our total retention for combined losses and allocated loss adjustment expenses is $200 million.
A. Insurance Operations
For the third quarter 2022, we experienced a companywide underwriting profit margin of 0.8%, compared to our target profit margin of 4% and an underwriting loss margin of 0.4% for the same period last year. Net premiums written grew 5% over the third quarter last year, reflecting rate increases that began in the second quarter of 2021 and continued through the third quarter 2022, while policies in force increased 1% on a companywide basis. The distribution of profitability and growth varied by segment during the third quarter 2022 as discussed below.
During the third quarter 2022, Commercial Lines was our only profitable operating segment, generating an underwriting profit margin of 10.3%, while our Personal Lines business broke even and our Property operating segment generated a 25.1% underwriting loss margin due to the significant losses incurred from Hurricane Ian during the quarter. Special lines products contributed about 3 points of underwriting loss to the Personal Lines results for the third quarter. In total for the third quarter, catastrophe losses were up 0.7 points on a year-over-year basis with catastrophe losses up nearly 60% in Personal Lines and down about 35% in our Property business. Our Commercial Lines business represented less than 2% of our total catastrophe losses given the nature of the business and that most commercial auto customers move their vehicles out of the path of the storms to protect their businesses. For the third quarter 2022, our personal auto incurred accident frequency was down about 9%, compared to the prior year. We continued to see inflationary pressure in the average costs to settle a claim, driven primarily by the increase in the valuation of new and used vehicles on a year-over-year basis, which led to an increase in severity of about 13% over the third quarter last year.
In the aggregate, we raised our personal auto rates during 2021 by about 8% and for the first half of 2022 by 9%. During the third quarter, in addition to raising personal auto rates about 2% in the aggregate countrywide, we shifted our focus to evaluating underwriting restrictions, bill plans, and media spend to identify growth opportunities. During the quarter, quotes increased more than 20% in both the Agent and Direct auto channels and total personal auto new business applications increased 20%. Our competitors continued to raise rates to address their underwriting profitability issues, which also had a positive impact on our competitive positioning and we believe contributed to our new business application growth. We currently believe that, with the exception of a few key states, the major personal auto rate increases are behind us for the remainder of 2022. However, management continues to assess new and used car prices, miles driven, driving patterns, loss severity, weather events, inflation, and other components of expected loss costs on a state-by-state basis for our personal auto business and will file for rate adjustments where deemed necessary.
We believe a key element in improving the accuracy of our rating is Snapshot®, our usage-based insurance offering. During the first nine months of 2022, the adoption rates for consumers enrolling in the program, when given the option, increased nearly 20% in Agency auto and nearly 15% in Direct auto, compared to the same period last year. Our latest model is available in states that represented about 11% of our countrywide personal auto premium. We continue to invest in our mobile application, with mobile devices being chosen for Snapshot monitoring for the majority of new enrollments.
During the third quarter 2022, we remained focused on taking rate and non-rate actions in our Property business to reduce volatility in our underwriting results, as discussed below. We increased rates in our Property businesses about 2% and 9% during the third quarter and first nine months of 2022, respectively, and 9% during the last 12 months. These targeted rate increases are continuing to be earned into the book of business.
We continue to focus our Property growth efforts in states with traditionally less catastrophe exposure and limit growth in the coastal and hail-prone states. In response to this effort, in 2021, we announced plans to non-renew about 60,000 policies in Florida, which we started doing in the second quarter 2022. This effort to non-renew Florida policies was curtailed, in part, as new legislation was introduced in Florida potentially prohibiting the non-renewal of certain policies based on the age of the roof of the insured structure. We believe there is a potential we may non-renew less of the policies than previously intended. While the extent to which the legislation will impact our intentions to non-renew policies is not fully known, we are identifying other opportunities to reduce weather-related volatility in Property underwriting results, including actively managing the new business we will write. In addition, in response to Hurricane Ian, a moratorium suspending non-renewals and cancellations of policies for nonpayment was put into place in Florida, which will also have a temporary impact on our plans to limit our growth in the coastal states until the moratorium is lifted.
We evaluate growth in terms of both net premiums written and policies in force growth. The rate and non-rate actions that began in 2021, and continued into the third quarter 2022, impacted premium and volume growth on a year-over-year basis. For the third quarter 2022, our companywide net premiums written grew 5%, with Personal Lines growing 9% and Property 3%, primarily reflecting higher average written premium per policy, on a year-over-year basis. In our Commercial Lines business, net premiums written decreased 13% during the third quarter 2022, primarily reflecting the timing of renewal events for certain transportation network company (TNC) policies on a year-over-year basis and a shift in the length of the policy terms. During October 2022, we renewed certain TNC policies that were previously renewed in September 2021. During the first quarter 2022, we renewed certain TNC polices on a 12-month basis that were previously written on a 6-month basis and, therefore, had renewed in prior years during the third quarter. As a result, Commercial Lines premiums written growth was positively impacted in the first quarter 2022, while the third quarter 2022 premium growth experienced an unfavorable impact. Excluding the impact of TNC, Commercial Lines net premiums written grew 2% during the third quarter 2022 and 16% year to date, compared to the prior year. The lower growth during the third quarter relative to the year-to-date growth primarily reflected a decrease in our for-hire transportation business market target due to less demand for the product than last year, driven by the general weakening of the economy.
On a companywide basis, as of September 30, 2022, policies in force grew 1%, with Commercial Lines and Property growing 9% and 4%, respectively, compared to the prior year, and very minimal growth in our Personal Lines business. Within Personal Lines, policies in force decreased 5% in Agency auto, increased 2% in Direct auto, and increased 5% in special lines on a year-over-year basis. The overall decrease in our personal auto policy in force growth is attributable to the decrease in the growth of new applications during the nine months ended September 30, 2022, compared to the prior year, and a decline in renewal applications during the third quarter 2022.
During the third quarter 2022, on a year-over-year basis, average written premiums grew 10% in personal auto, 8% in commercial auto [excluding our TNC, business owners policy (BOP), and Protective Insurance Corporation and subsidiaries (Protective Insurance) products], and 5% in Property, reflecting rate increases taken beginning in 2021 and continuing into 2022, in response to rising loss costs. Growth may continue to be impacted by the actions we are taking to address profitability and volatility in our results. Given that our Property policies are 12-month terms, compared to primarily 6-month policies in our personal auto business, these rate actions take longer to earn in.
During the third quarter 2022, new applications (i.e., issued policies) increased 16% in our Personal Lines segment, with total new personal auto applications increasing 20%. Agency auto new applications increased 9% and Direct auto increased 26%, as we continued to experience improvement in new business auto applications, as our competitors continued to raise rates and we re-evaluated our media spend to identify growth opportunities. Despite the strong new application growth during the quarter, our personal auto new applications are still down in both the Agency and Direct channels for the first nine months of 2022, compared to the same period last year. New applications for our special lines products were flat during the third quarter 2022, primarily reflecting the significant new application growth experienced during 2021, due to growth in RV, boat, and motorcycle demand. On a year-over-year basis for the third quarter 2022, renewal applications decreased 2% in Personal Lines, with total personal auto renewal applications down 3% over the third quarter last year, primarily due to rate increases taken beginning in 2021.
For the third quarter 2022, our Commercial Lines business (excluding our TNC, BOP, and Protective Insurance products) new applications decreased 6% and renewal applications increased 10%, on a year-over-year basis. The decrease during the quarter was primarily driven by a decreased demand in our for-hire transportation product, as the transportation freight market softened, and the significant new application growth experienced during 2021. We have observed declining trends in several macroeconomic factors that could impact our business, with home sales, freight tonnage, and aggregate deliveries all experiencing a decrease in activity compared to the prior year. We will continue to monitor these and other economic factors. On a year-over-year basis, new applications in our Property business decreased 9% and renewal applications increased 7% for the third quarter.
While we remain focused on growth, we strongly believe that achieving our target profit margin takes precedence over growing premiums. We realize that to grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention continues to be one of our most important priorities. Our efforts to increase our share of multi-product households remains a key initiative and we will continue to make investments to improve the customer experience in order to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is our primary measure of customer retention in our Personal Lines, Commercial Lines, and Property businesses.
We evaluate total auto retention using a trailing 12-month and a trailing 3-month policy life expectancy. The latter can reflect more volatility and is more sensitive to seasonality. As of the end of the third quarter 2022, our trailing 12-month total personal auto policy life expectancy decreased 21%, compared to last year, with the Agency channel down 23% and the Direct channel down 18%, respectively. Our trailing 3-month policy life expectancy for total personal auto was down 30% compared to the same period last year. We believe that the decreases in policy life expectancy primarily reflect the impact of the rate actions we have taken, beginning in the second quarter 2021. Our special lines trailing 12-month policy life expectancy increased 4%, year over year, while Commercial Lines and Property both decreased 9%, primarily due to a decrease in for-hire transportation business market target demand and rate increases taken in 2021 and 2022, respectively.
B. Investments
The fair value of our investment portfolio was $52.3 billion at September 30, 2022, compared to $51.5 billion at December 31, 2021. Declines in valuations of our portfolio nearly offset the increase in invested assets generated from the cash flows from our underwriting operations and the proceeds of the $1.5 billion debt offering in March.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At September 30, 2022, 10% of our portfolio was allocated to Group I securities and 90% to Group II securities, compared to 17% and 83%, respectively, at December 31, 2021. The decrease in the percentage of Group I securities since year end was primarily driven by sales in our common equity portfolio and, to a lesser extent, high-yield bonds and preferred stocks with proceeds reinvested in Group II short-term investments.
Our recurring investment income generated a pretax book yield of 2.5% for the third quarter 2022, compared to 1.8% for the same period in 2021, due to the increase in interest rates on our floating-rate securities and the investment of cash and maturities at relatively higher interest rates. Our investment portfolio produced a fully taxable equivalent (FTE) total return of (1.9)% and 0.2% for the third quarter 2022 and 2021, respectively. Our fixed-income and common stock portfolios had FTE total returns of (1.8)% and (4.5)%, respectively, for the third quarter 2022, compared to 0.2% and 0.2%, respectively, last year. The decrease in the fixed-income return reflected the market impact of higher interest rates and wider credit spreads during the last twelve months. The common stock return decline reflected general market conditions.
At September 30, 2022, the fixed-income portfolio had a weighted average credit quality of AA and a duration of 2.7 years, compared to AA- and 3.0 years at both September 30, 2021 and December 31, 2021. We have shortened our portfolio duration during the first nine months of 2022, which we believe provides some protection against further increases in interest rates.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. As primarily an auto insurer, our claims liabilities generally have a short-term duration. Operations generated positive cash flows of $5.9 billion and $7.3 billion for the nine months ended September 30, 2022 and 2021, respectively. While we continued to collect premiums at a faster rate than losses were paid, the decrease in operating cash flow for the nine months ended September 30, 2022, is primarily driven by higher paid losses as the costs of losses continue to rise, compared to last year. We expect cash flows to remain positive in the reasonably foreseeable future and do not expect we will have a need to raise capital to support our operations in that timeframe, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
Our total capital (debt plus shareholders’ equity) was $21.2 billion, at book value, at September 30, 2022, compared to $23.5 billion at September 30, 2021, and $23.1 billion at December 31, 2021. The decrease from the prior periods primarily reflected the comprehensive losses recognized over the last nine months and trailing 12-months, driven by the negative market impact on the valuation of our investment portfolio, in part offset by the issuance in March 2022 of $500 million of 2.50% Senior Notes due 2027, $500 million of 3.00% Senior Notes due 2032, and $500 million of 3.70% Senior Notes due 2052. Our debt-to-total capital ratio was 30.2% at September 30, 2022, 20.9% at September 30, 2021, and 21.2% at December 31, 2021. While our financial policies include a goal of maintaining debt below 30% of total capital at book value, which we did not meet at the end of the third quarter 2022, we recognize that various factors, including rising interest rates, widening credits spreads, declines in the equity markets, or erosion in operating results, may result in that ratio exceeding 30% at times. As we have previously stated, in such a situation we may choose to remain above 30% for some time, dependent upon market conditions and the capital needs of our operating businesses. Accordingly, we do not currently anticipate taking specific actions to address this variance. We will continue to monitor this ratio, market conditions, and our capital needs going forward.
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
During the first nine months of 2022, we returned capital to shareholders primarily through common share dividends and common share repurchases. Our Board of Directors declared a $0.10 per common share dividend in the first, second, and third quarters of 2022. These dividends, which were each $58.5 million in the aggregate per quarter, or $175.5 million on a year-to-date basis, were paid in April 2022, July 2022, and October 2022. In January 2022, we also paid common share dividends declared in the fourth quarter 2021, in the aggregate amount of $58.5 million, or $0.10 per share (see Note 9 – Dividends for further discussion). In addition to the common share dividends, in March 2022 and September 2022, we paid Series B Preferred Share dividends in the aggregate amount of $26.8 million.
Pursuant to our financial policies, we repurchase common shares to neutralize dilution from equity-based compensation granted during the year and opportunistically when we believe our shares are trading below our determination of long-term fair value. During the first nine months of 2022, we repurchased 0.7 million common shares, at a total cost of $78.6 million, including 0.4 million shares in the third quarter 2022, either in the open market or to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our overall capital position, the capital strength of our subsidiaries, and potential capital needs to expand our business operations.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
Based upon our capital planning and forecasting efforts, we believe we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, anticipated quarterly dividends on our common shares and dividends on our Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future. At September 30, 2022, we had $4.2 billion in a consolidated, non-insurance subsidiary of the holding company that can be used to fund corporate obligations and provide additional capital to the insurance subsidiaries to fund potential future growth. During the first nine months of 2022, we did not experience a significant change in our liquidity needs. At all times measured during the first nine months of 2022 and during 2021, which at a minimum occurs at the end of each month, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31,

2021 (2021 Annual Report to Shareholders). As of September 30, 2022, our estimated consolidated statutory surplus was $17.2 billion.
During the first nine months of 2022, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2021 Annual Report to Shareholders. Pursuant to our critical accounting policy for goodwill, we test our goodwill balance for impairment at the reporting unit level annually as of October 1, or more frequently if indicators of impairment exist. In conjunction with the preparation of our second quarter 2022 financial results, we performed a quantitative analysis of the goodwill attributable to our Property segment based on indications that impairment might exist. Based on this analysis, we wrote down $224.8 million of goodwill during the second quarter 2022. See Note 12 – Goodwill and Intangible Assets for further discussion. During the second quarter 2022, we renewed our catastrophe excess of loss per risk reinsurance contract, which increased our noncancellable purchase obligation commitments about $160 million, bringing our total commitments related to the excess of loss contracts to $291.6 million at September 30, 2022. There have not been any other material changes in off-balance-sheet leverage, which includes purchase obligations and catastrophe excess of loss reinsurance contracts, from those discussed in our 2021 Annual Report to Shareholders.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in three segments: Personal Lines, Commercial Lines, and Property. As a component of our Personal Lines segment, we report our Agency and Direct business results to provide further understanding of our products by distribution channel.
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Personal Lines
Agency	36%	36%	35%	37%
Direct	43	40	41	41
Total Personal Lines[1]	79	76	76	78
Commercial Lines	16	19	19	17
Property	5	5	5	5
Total underwriting operations	100%	100%	100%	100%
1 Personal auto products accounted for 93% of the total Personal Lines segment net premiums written during the three and nine months ended September 30, 2022 and 2021, and our special lines products accounted for the balance.
Our Personal Lines business writes insurance for personal autos and special lines products (e.g., motorcycles, watercraft, and RVs). Within Personal Lines, we often refer to our four consumer segments, which include:
•Sam - inconsistently insured;
•Diane - consistently insured and maybe a renter;
•Wrights - homeowners who do not bundle auto and home; and
•Robinsons - homeowners who bundle auto and home.
While our personal auto policies are primarily written for 6-month terms, we write 12-month auto policies in our Platinum agencies to promote bundled auto and home growth. At September 30, 2022, 14% of our Agency auto policies in force were 12-month policies, compared to 13% a year earlier. While the shift to 12-month policies is slow, to the extent our Agency application mix of annual policies grows, that shift in policy term could increase our written premium mix by channel as 12-month policies have about twice the amount of net premiums written compared to 6-month policies. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related liability and physical damage insurance, workers’ compensation insurance primarily for the transportation industry, and business-related general liability and property insurance, predominately for small businesses. The majority of our Commercial Lines business is written through the independent agency channel, although we continue to focus on growing our direct business. To serve our direct channel customers, we continue to expand our product offerings, including adding states where we offer BOP and include the product on our digital platform serving direct small business consumers (BusinessQuote Explorer®). The direct commercial auto business, excluding our TNC business, represented

10% of our commercial auto premiums, for both the third quarter 2022 and 2021. We write about 90% of Commercial Lines policies for 12-month terms.
Our Property business writes residential property insurance for homeowners, other property owners, and renters. We write the majority of our Property business through the independent agency channel; however, we continue to expand the distribution of our Property product offerings in the direct channel, which represented 27% of premiums written for the third quarter 2022, compared to 24% for the same period last year. Property policies are written for 12-month terms.
B. Profitability
Profitability for our underwriting operations is defined by pretax underwriting profit or loss, which is calculated as net premiums earned plus fees and other revenues less losses and loss adjustment expenses, policy acquisition costs, and other underwriting expenses. We also use underwriting margin, which is underwriting profit or loss expressed as a percentage of net premiums earned, to analyze our results. For the respective periods, our underwriting profitability was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$(41.3)	(0.9)%	$41.0	1.0%	$507.6	3.9%	$796.0	6.3%
Direct	40.6	0.8	(62.4)	(1.3)	389.4	2.6	480.6	3.5
Total Personal Lines	(0.7)	0	(21.4)	(0.2)	897.0	3.2	1,276.6	4.9
Commercial Lines	238.1	10.3	197.5	10.5	683.5	10.1	556.1	11.3
Property[1]	(141.0)	(25.1)	(222.7)	(42.3)	(289.6)	(17.1)	(376.7)	(25.1)
Other indemnity[2]	(2.1)	NM	(0.3)	NM	(9.3)	NM	(0.2)	NM
Total underwriting operations	$94.3	0.8%	$(46.9)	(0.4)%	$1,281.6	3.5%	$1,455.8	4.4%
1 For the three and nine months ended September 30, 2022, underwriting profit (loss) includes $5.0 million and $24.1 million, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment, compared to $14.2 million and $42.5 million for the respective periods last year. The year-over-year decreases in amortization expense reflects intangible assets that were fully amortized during the first quarter 2022.
2 Underwriting margins for our other indemnity business are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such business.
For the three months ended September 30, 2022 and 2021, the pretax underwriting profit (loss) reflects the significant amount of catastrophe losses incurred. During the third quarter 2022, our Personal Lines business recognized about $570 million of losses related to Hurricane Ian and our Property business retained $200 million of losses and allocated loss adjustment expenses. About 50% of the Personal Lines catastrophe losses from Hurricane Ian were incurred on our special lines products, mainly boats. Since the majority of our boat policies are written through independent agents, the Agency Personal Lines channel recognized an underwriting loss during the quarter, compared to an underwriting profit in the Direct channel. During the third quarter 2021, the Direct channel was more significantly impacted by the personal auto catastrophe losses that we incurred, mainly from Hurricane Ida.
We have taken significant rate increases since the first quarter of 2021 and through the third quarter 2022. In spite of the rate increases, on a year-over-year basis for the first nine months of 2022, our underwriting profitability decreased, primarily driven by higher accident severity and catastrophe losses.
See the Losses and Loss Adjustment Expenses (LAE) section below for further discussion of our frequency and severity trends and catastrophe losses incurred during the periods.
The COVID-19 pandemic has shifted consumer behavior and impacted general economic conditions. We have seen volatility in our severity trends as inflation continued to influence higher vehicle prices and costs to repair vehicles. We have responded, and will continue to respond when necessary, to these market changes through rate increases, underwriting restrictions, and other non-rate actions.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Performance[1]	2022	2021	Change	2022	2021	Change
Personal Lines – Agency
Loss & loss adjustment expense ratio	82.9	80.9	2.0	78.5	75.2	3.3
Underwriting expense ratio	18.0	18.1	(0.1)	17.6	18.5	(0.9)
Combined ratio	100.9	99.0	1.9	96.1	93.7	2.4
Personal Lines – Direct
Loss & loss adjustment expense ratio	81.4	82.7	(1.3)	78.9	76.2	2.7
Underwriting expense ratio	17.8	18.6	(0.8)	18.5	20.3	(1.8)
Combined ratio	99.2	101.3	(2.1)	97.4	96.5	0.9
Total Personal Lines
Loss & loss adjustment expense ratio	82.1	81.8	0.3	78.7	75.7	3.0
Underwriting expense ratio	17.9	18.4	(0.5)	18.1	19.4	(1.3)
Combined ratio	100.0	100.2	(0.2)	96.8	95.1	1.7
Commercial Lines
Loss & loss adjustment expense ratio	70.5	70.2	0.3	70.6	68.8	1.8
Underwriting expense ratio	19.2	19.3	(0.1)	19.3	19.9	(0.6)
Combined ratio	89.7	89.5	0.2	89.9	88.7	1.2
Property
Loss & loss adjustment expense ratio	97.2	113.9	(16.7)	89.9	95.9	(6.0)
Underwriting expense ratio[2]	27.9	28.4	(0.5)	27.2	29.2	(2.0)
Combined ratio[2]	125.1	142.3	(17.2)	117.1	125.1	(8.0)
Total Underwriting Operations
Loss & loss adjustment expense ratio	80.6	81.4	(0.8)	77.7	75.6	2.1
Underwriting expense ratio	18.6	19.0	(0.4)	18.8	20.0	(1.2)
Combined ratio	99.2	100.4	(1.2)	96.5	95.6	0.9
Accident year – Loss & loss adjustment expense ratio[3]	81.3	81.8	(0.5)	77.6	75.1	2.5
1 Ratios are expressed as a percentage of net premiums earned. The portion of fees and other revenues related to our loss adjustment activities are netted against loss adjustment expenses and the portion of fees and other revenues related to our underwriting operations are netted against underwriting expenses in the ratio calculations.
2 Included in the three and nine months ended September 30, 2022, are 0.9 points and 1.4 points, respectively, of amortization expense on acquisition-related intangible assets attributable to our Property segment, and 2.7 points and 2.8 points for the respective periods last year. Excluding this expense, for the three months ended September 30, 2022 and 2021, the Property business would have reported expense ratios of 27.0 and 25.7, respectively, and combined ratios of 124.2 and 139.6, respectively. For the nine months ended September 30, 2022 and 2021, excluding this expense, the Property business would have reported expense ratios of 25.8 and 26.4, respectively, and combined ratios of 115.7 and 122.3, respectively.
3 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2022	2021	2022	2021
Change in net loss and LAE reserves	$1,470.4	$1,673.1	$3,167.3	$3,903.7
Paid losses and LAE	8,548.3	7,577.6	25,130.9	20,863.9
Total incurred losses and LAE	$10,018.7	$9,250.7	$28,298.2	$24,767.6
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
Our total loss and LAE ratio decreased 0.8 points for the third quarter 2022, compared to the same period last year, and increased 2.1 points on a year-to-date basis. The decrease in the third quarter 2022, in part reflects higher earned premiums and a decrease in the point impact of personnel costs related to our annual cash-incentive Gainshare program accrual. The year-to-date increase was primarily due to increased accident severity in both our personal and commercial auto businesses and higher catastrophe losses, partially offset by lower accident frequency in our personal auto business and the higher premium per policy due to rate increases in both our personal and commercial auto businesses.
The following table shows our consolidated catastrophe losses and related combined ratio point impact, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	2022		2021		2022		2021
($ in millions)	$	Point[1]	$	Point[1]	$	Point[1]	$	Point[1]
Personal Lines	$671.5	7.1	$421.1	4.7	$1,001.2	3.6	$698.0	2.6
Commercial Lines	16.7	0.7	11.7	0.6	29.1	0.4	20.1	0.4
Property	195.0	34.8	289.1	54.9	527.8	31.2	561.7	37.4
Total net catastrophe losses incurred	$883.2	7.1	$721.9	6.4	$1,558.1	4.3	$1,279.8	3.9
1 Represents catastrophe losses incurred during the period, including the impact of reinsurance, as a percent of net premiums earned for each segment.
We incurred $760 million of catastrophe losses, or 6.1 loss ratio points, during the third quarter 2022 as a result of Hurricane Ian, compared to $510 million, or 4.5 loss ratio points, for the same period last year from Hurricane Ida. About 38% of the incurred catastrophe losses from Hurricane Ian during the three months ended September 30, 2022, were from losses on our special lines products, with boats making up nearly 60% of the special lines losses. In our boat product, we mitigate our hurricane/coastal exposure with underwriting restrictions limiting the insured valued and the length of boats compared to non-hurricane exposed areas, and increased deductibles for named storms. Additionally, we segment and price our hurricane risk by territory, to set rate levels with a catastrophe load based on historical losses to reduce volatile results over a longer time period. Personal and commercial auto losses accounted for 38% and 1%, respectively, while our Property business incurred 23% of the losses, net of reinsurance. Since the vehicle losses get paid fairly quickly, the additional loss adjustment expenses incurred from the storm is relatively small. For our Property business, we retained $25 million of allocated loss adjustment expenses (ALAE), net of reinsurance. On a gross basis, prior to giving effect to our excess of loss reinsurance contract, we estimate our Property catastrophe losses and ALAE from Hurricane Ian would be $1.4 billion. To assist our customers impacted by Hurricane Ian, we have deployed over 1,500 claim representative and independent adjusters. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
Changes in our estimate of our ultimate losses on current catastrophes along with potential future catastrophes could have a material impact on our financial condition, cash flows, or results of operations. We reinsure various risks including, but not limited to, catastrophic losses. We do not have catastrophe-specific reinsurance for our Personal Lines or commercial auto businesses, but we reinsure portions of our Property business. The Property business reinsurance programs include catastrophe occurrence excess of loss contracts and aggregate excess of loss contracts. We also purchase non-weather-related catastrophe reinsurance on our Protective Insurance workers’ compensation insurance.
We evaluate our reinsurance programs during the renewal process, if not more frequently, to ensure our programs continue to effectively address the company’s risk tolerance. During the second quarter 2022, we entered into new reinsurance contracts under our per occurrence excess of loss program for our Property business. The reinsurance program provides coverage of up to $2.5 billion if the first covered event occurs in Florida and up to $2.0 billion if the first covered event occurs outside of Florida. Coverage for a second event (and, potentially, for subsequent covered events) would depend on several factors, including the location and the extent of covered losses of the earlier events in the contract period. The per occurrence excess of loss program has retention thresholds for losses and ALAE from the first catastrophic event of $200 million, which is unchanged from the prior contracts, with a retention threshold for a second catastrophic event of $100 million. Portions of our reinsurance programs include reinstatement limits providing coverage for subsequent events, with some portions having an obligatory reinstatement of coverage. Reinstatement premiums would have no effect on our results of operations since, per our contracts, we have reinsurance to cover these situations.
As discussed above, in the third quarter 2022, we retained approximately $175 million of losses and $25 million of ALAE incurred related to Hurricane Ian and ceded $1.2 billion of losses and ALAE under our per occurrence excess of loss program. Under this program, we may be responsible for additional losses if we experience more than two such events or if claims incurred exceed the maximum coverage limits. Coverage for a second event (and, potentially, for subsequent covered events) depends on several factors, including the location and the extent of the losses covered for Hurricane Ian. Based on the estimated impact of Hurricane Ian, we anticipate we would be covered for up to approximately $2.1 billion of losses exceeding the retention threshold related to a second event.
During 2022, we also entered into a new aggregate excess of loss reinsurance contract that increased our retention from $475 million to $575 million and reduced aggregate potential coverage by $50 million, to a total of $175 million, compared to our 2021 program. In our view, our capital position and growing balance sheet enabled us to assume more of these risks via higher retention levels. While the total coverage limit and per-event retention will evolve to fit the growth of our business, we expect to remain a consistent purchaser of reinsurance coverage. Consistent with this history, we were able to fully place our desired coverage at both January 1 and June 1 renewal events. See Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of our various reinsurance programs. During the third quarter and first nine months of 2022, we did not exceed the annual retention thresholds under our 2022 catastrophe aggregate excess of loss program.
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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 13% and 15% during the third quarter and first nine months of 2022, respectively, compared to the same periods last year. These increases, in part, reflect the impact of inflation, which continues to increase the valuation of used vehicles and our total loss and repair costs.
Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:
•Auto property damage increased about 24% and 23% for the third quarter and first nine months of 2022, respectively, and collision increased 13% and 21%, both in part due to increased used car prices.
•Bodily injury increased about 7% and 8% for the third quarter and first nine months of 2022, respectively, due in part to increasing medical and general damage costs.
•Personal injury protection (PIP) decreased about 14% and 9% during the third quarter and first nine months of 2022, respectively, due in part to coverage reform in Michigan and high reopen activity in Florida during the first half of 2021.
To address inherent seasonality trends and lessen the effects of month-to-month variability in the commercial auto products, we use a trailing 12-month period in assessing severity. In the third quarter 2022, our commercial auto products’ incurred severity, excluding Protective Insurance and our TNC business, increased 11%, compared to the same period last year. In addition to general trends in the marketplace, the increase in our commercial auto products’ severity primarily reflects shifts in the mix of business to for-hire transportation, which has higher average severity than the business auto and contractor business market targets. Since the loss patterns in the TNC business are not indicative of our other commercial auto products, disclosing severity and frequency trends excluding that business is more representative of our overall experience for the majority of our commercial auto products.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.

Our personal auto incurred frequency, on a year-over-year basis, decreased about 9% and 6% for the third quarter and first nine months of 2022, respectively, compared to the same periods last year. Following are the frequency changes we experienced by coverage:
•PIP and auto property damage decreased about 8% for the third quarter 2022 and 6% and 5%, respectively, for the first nine months of 2022.
•Collision and bodily injury decreased about 14% and 4%, respectively, for the third quarter and 8% and 5% for the first nine months of 2022.
On a trailing 12-month basis, our commercial auto products’ incurred frequency, excluding Protective Insurance and our TNC business, increased 3% during the third quarter 2022, compared to the same period last year. The frequency increase was in part due to an uneven recovery across different commercial auto business markets, many of which have not yet returned to pre-pandemic levels and are continuing to recover at varying rates since the COVID-19 pandemic lows.
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
The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2022		2021		2022		2021
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$(52.6)		$(45.5)		$(103.0)		$(89.7)
Current accident year	25.1		20.5		(28.1)		38.9
Calendar year actuarial adjustments	$(27.5)		$(25.0)		$(131.1)		$(50.8)
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustments	$(52.6)		$(45.5)		$(103.0)		$(89.7)
All other development	144.7		85.7		50.2		(67.1)
Total development	$92.1		$40.2		$(52.8)		$(156.8)
(Increase) decrease to calendar year combined ratio	0.7	pts.	0.4	pts.	(0.1)	pts.	(0.5)	pts.
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

Underwriting Expenses
The companywide underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses, net of certain fees and other revenues, expressed as a percentage of net premiums earned) decreased 0.4 points for the third quarter 2022 and 1.2 points for the first nine months, compared to the same periods last year. A decrease in the point impact of personnel costs contributed to the decrease for both the third quarter and year to date, and a year-over-year decrease in advertising spend for the first nine months of 2022. The decrease in personnel costs primarily resulted from a decrease in our annual cash-incentive Gainshare program accrual, reflecting lower year-to-date policies in force growth and segment profitability. In total, our advertising spend was flat for the third quarter and decreased 5% for the first nine months of 2022, compared to the same periods last year, as a result of an effort to improve profitability to reach our 96 combined ratio goal.
To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to policy acquisition, including advertising and agency commissions, from our underwriting expense ratio. During the third quarter, our NAER increased 0.1 points, 0.6 points, and 0.4 points in our Personal Lines, Commercial Lines, and Property businesses, respectively, compared to the same period last year. On a year-to-date basis, our NAER decreased 0.1 points in Personal Lines and Commercial Lines, and 0.3 points in Property, compared to the same period last year.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2022	2021	% Growth	2022	2021	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$4,744.9	$4,472.2	6%	$13,754.9	$13,257.0	4%
Direct	5,584.1	4,994.9	12	15,765.5	14,571.7	8
Total Personal Lines	10,329.0	9,467.1	9	29,520.4	27,828.7	6
Commercial Lines	2,063.9	2,374.1	(13)	7,298.4	6,154.5	19
Property	624.5	604.0	3	1,800.2	1,668.5	8
Other indemnity[1]	0.4	1.3	(69)	1.9	4.2	(55)
Total underwriting operations	$13,017.8	$12,446.5	5%	$38,620.9	$35,655.9	8%
NET PREMIUMS EARNED
Personal Lines
Agency	$4,441.9	$4,267.9	4%	$13,131.7	$12,586.4	4%
Direct	5,077.4	4,690.2	8	14,776.9	13,755.8	7
Total Personal Lines	9,519.3	8,958.1	6	27,908.6	26,342.2	6
Commercial Lines	2,317.9	1,877.4	23	6,749.5	4,917.0	37
Property	561.0	526.5	7	1,689.6	1,501.3	13
Other indemnity[1]	0.7	2.8	(75)	2.0	6.8	(71)
Total underwriting operations	$12,398.9	$11,364.8	9%	$36,349.7	$32,767.3	11%
[1] Primarily includes run-off business operations.
				September 30,
(thousands)				2022	2021	% Growth
POLICIES IN FORCE
Personal Lines
Agency auto				7,600.3	7,973.6	(5)%
Direct auto				9,823.8	9,613.1	2
Total auto				17,424.1	17,586.7	(1)
Special lines[1]				5,558.0	5,282.4	5
Personal Lines — total				22,982.1	22,869.1	0
Commercial Lines				1,039.8	952.7	9
Property				2,835.5	2,735.0	4
Companywide total				26,857.4	26,556.8	1%
[1] Includes insurance for motorcycles, watercraft, RVs, and similar items.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments. Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth.
As shown in the tables below, we measure retention by policy life expectancy. We review our customer retention for our personal auto products using both a trailing 3-month and a trailing 12-month period. We believe changes in policy life expectancy using a trailing 12-month period measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. Although the trailing 3-month measure is sensitive to seasonality and can reflect more volatility, this measure is more responsive to current experience and generally can be an indicator of how our retention rates are moving.

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2022	2021	2022	2021
Applications
New	16%	(15)%	(8)%	2%
Renewal	(2)	11	2	11
Written premium per policy - Auto	10	1	9	(1)
Policy life expectancy - Auto
Trailing 3 months	(30)	10
Trailing 12 months	(21)	4
In our Personal Lines business, we experienced positive new application growth in the third quarter 2022, in part driven by competitor rate increases and targeted media spend. The increase in new applications during the third quarter 2022 resulted from increases in our personal auto products, while our special lines products did not grow during the period. The decrease in our renewal applications reflected the impact of the 8% rate increases that we took during 2021 and the 9% increases taken in the first half of 2022.
Results varied by consumer segment. During the third quarter 2022, personal auto policies in force grew by single digits for the Robinsons and Wrights and decreased by single digits for the Sams and Dianes. New auto applications experienced an increase across all four consumer segments in the third quarter, year over year. Quote volume increased in the third quarter, on a year-over-year basis, in all of our consumer segments, with all consumer segments seeing a flat or decreased rate of conversion.
During the third quarter 2022, we began to loosen underwriting criteria in consumer segments where losses indicated rates are meeting our profitability goals. We implemented personal auto rate increases in 20 states that, in the aggregate, on a countrywide basis, increased rates about 2% for the quarter. The rate increases, which started in the second quarter 2021 and continued throughout the first nine months of 2022, had and may continue to have a negative impact on our renewal business applications and policy life expectancy in the near term, as indicated by the decline in the trailing 3-month and trailing 12-month policy life expectancy.
Our written premium per policy increased during the third quarter and first nine months of 2022, primarily due to the rate increases previously discussed. Our focus on achieving our target underwriting profitability takes precedence over growth. We will continue to manage growth and profitability in accordance with our long-standing goal of growing as fast as we can as long as we can provide great customer service at or below a companywide 96 combined ratio on a calendar-year basis.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel. The channel discussions below are focused on personal auto insurance since this product accounted for 93% of the Personal Lines segment net premiums written during both the third quarter and first nine months of 2022.

The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2022	2021	2022	2021
Applications - Auto
New	9%	(20)%	(14)%	(3)%
Renewal	(6)	8	(3)	9
Written premium per policy - Auto	12	2	11	0
Policy life expectancy - Auto
Trailing 3 months	(33)	10
Trailing 12 months	(23)	4
The Agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the third quarter 2022, 33 states generated new Agency auto application growth, including seven of our top 10 largest Agency states. During the third quarter, each of our consumer segments experienced an increase in new applications except Robinsons, which experienced a single digit decrease year over year. Policies in force decreased in each segment, compared to the same period last year.
During the third quarter and first nine months of 2022, we experienced an increase in Agency auto quote volume of 23% and 12%, respectively. The rate of conversion (i.e., converting a quote to a sale) decreased 10% and 23%, compared to the same periods last year, reflecting the impact of rate increases and tightened underwriting criteria. For the third quarter and year-to-date periods, quote volume increased and conversion decreased, compared to last year, in each consumer segment. Written premium per policy for new and renewal Agency auto business increased 9% and 12%, respectively, compared to the third quarter 2021. The decreases in policy life expectancy were expected given the rate actions taken over the last year, and policy life expectancy may continue to be negatively impacted by our current rate actions.
The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2022	2021	2022	2021
Applications - Auto
New	26%	(14)%	(5)%	4%
Renewal	(1)	13	3	14
Written premium per policy - Auto	9	0	8	(2)
Policy life expectancy - Auto
Trailing 3 months	(27)	11
Trailing 12 months	(18)	4
The Direct business includes business written directly by Progressive online, through mobile devices, and over the phone. During the quarter, 39 states and the District of Columbia generated new auto application growth, including five of our top 10 largest Direct states. During the third quarter 2022, total auto applications increased 4% due to growth in new applications. During the third quarter, new applications increased across all consumer segments, while policies in force grew in all consumer segments except Sams, which experienced a single digit decrease.
During the third quarter and first nine months of 2022, Direct auto quote volume increased 31% and 6%, respectively, while our rate of conversion decreased 2% and 10%, compared to the same periods last year. The increase we experienced in our quote volume primarily reflected competitors raising rates. We also experienced gains in the efficiency of our media spend during the quarter, which contributed to the increase in quotes and the significant increase in new auto applications. During the third quarter, quote volume increased in all consumer segments and, during the first nine months, increased in all consumer segments except Sams. Wrights and Robinsons saw an increase in conversion for the third quarter 2022, while all consumer segments experienced flat to decreased conversion during the first nine months.
During the third quarter 2022, written premium per policy for new and renewal Direct auto business increased 8% and 9%, respectively, compared to the same period last year, primarily driven by rate increases. Consistent with our Agency business, the Direct business decrease in policy life expectancy reflects the rate actions taken over the last year.

E. Commercial Lines
The following table shows our year-over-year changes for our Commercial Lines business, excluding our TNC, BOP, and Protective Insurance products:

	Growth Over Prior Year
	Quarter		Year-to-date
	2022	2021	2022	2021
Applications
New	(6)%	18%	(1)%	32%
Renewal	10	15	13	12
Written premium per policy	8	20	14	17
Policy life expectancy - Trailing 12 months	(9)	13
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
During the third quarter 2022, the decrease in Commercial Lines new application growth primarily reflected a slow down from the significant amount of growth experienced in 2021, primarily in our for-hire transportation and for-hire specialty business markets, and the softening of the freight market during the period. During the third quarter 2022, we experienced flat quote volume and a decrease of 6% in the rate of conversion, compared to the same period last year, primarily driven by the for-hire transportation market. During the first nine months of 2022, quote volume increased 3%, while conversion decreased 4%, compared to the same period last year.
During the third quarter, written premium per policy for new commercial auto business increased 2%, while renewal business increased 14%, compared to the same period last year. The increases in written premiums were primarily due to rate increases. Our policy life expectancy decreased primarily driven by our for-hire transportation business market. Given the rise in costs to operate a trucking business, many independent owner/operators, who were our core customers, have begun to migrate back to leasing with larger motor carriers.
F. Property
The following table shows our year-over-year changes for our Property business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2022	2021	2022	2021
Applications
New	(9)%	16%	(7)%	24%
Renewal	7	11	8	10
Written premium per policy	5	1	4	1
Policy life expectancy - Trailing 12 months	(9)	(8)
Our Property business writes residential property insurance for homeowners, other property owners, and renters, in the agency and direct channels. During the third quarter and first nine months of 2022, our Property business experienced a decrease in new applications, primarily due to the rate and other actions taken to address the profitability concerns.
During 2022, we continued to make underwriting changes to reduce our concentration risks by focusing our growth efforts in states with traditionally less catastrophe exposure and limit growth in the coastal and hail-prone states. During 2021, we announced plans to non-renew about 60,000 policies in Florida, starting during the second quarter 2022. During the second quarter 2022, new legislation was introduced prohibiting the non-renewal of certain policies. In response, we changed our process to provide impacted policyholders the opportunity to have their policy renewed if meeting certain criteria. We expect to non-renew less of the policies formerly intended for non-renewal, as previously discussed. In light of the regulatory changes, we are identifying other opportunities to reduce our exposure in the coastal states.

The targeted rate increases taken during the last 12 months, are beginning to be earned into the book of business; however, we realize that our current pricing actions and underwriting activities to limit growth in the coastal and hail-prone states and to increase our exposure in states with traditionally less catastrophe exposure will require more time than originally anticipated. This information, combined with the continued extent of the weather-related losses, prompted us to reevaluate the portion of goodwill assigned to our Property business for impairment, resulting in a non-cash goodwill impairment charge of $224.8 million during the second quarter 2022, which represented the entire amount of goodwill assigned to the ARX reporting unit.
In addition to rate increases, as part of the underwriting changes discussed above, during the third quarter 2022 our written premium per policy increased, compared to the same period last year, primarily due to an increase in coverage values to account for inflation. The written premium per policy impact from rate increases and underwriting changes were partially offset by a shift in the mix of business to a larger share of renters policies, which have lower written premiums per policy. Our policy life expectancy decreased from the same period last year, primarily due to the targeted rate increases in states where we were not achieving our profitability targets. We intend to continue to make targeted rate increases in states where we believe it is necessary to achieve our profitability targets.
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future period. At September 30, 2022, we reported a net federal deferred tax asset of $1.3 billion, compared to a net federal deferred tax liability at September 30, 2021, and December 31, 2021, of $110.7 million and $152.9 million, respectively. The change to a deferred asset from a deferred liability was primarily due to unrealized losses on securities in the fixed-income and equity portfolios recognized over the last 12 months. Based on all of the available evidence, including the existing taxable temporary differences that will generate capital gains, our realized capital gains available in the carryback period, and our intent and ability to hold a portion of our fixed-maturity securities in an unrealized tax loss position until maturity, we determined that no valuation allowance is required at September 30, 2022.
At September 30, 2022, and December 31, 2021, we had recoverable income taxes of $31.0 million and $19.2 million, respectively, which were reported as part of other assets in our consolidated balance sheets, compared to net current income taxes payable of $36.2 million, which were reported as part of accounts payable, accrued expenses, and other liabilities at September 30, 2021. The taxes payable/recoverable vary from period to period based on the amount of estimated taxes paid.
The effective tax rates for the three and nine months ended September 30, 2022, were 12.9% and (1.6)%, respectively, compared to 14.7% and 20.5% for the same periods last year. The difference between the reported effective tax rates and the statutory tax rate of 21% reflects the impact of a number of factors, including the amount of pretax income (loss) earned in the period, our typical permanent tax differences such as stock-based compensation, and, for the nine months ended September 30, 2022, the effect of the goodwill impairment, which was a nonrecurring charge. See Note 5 – Income Taxes for a reconciliation between the statutory and the effective tax rates.

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
The following table summarizes investment results for the periods ended September 30:

	Three Months		Nine Months
	2022	2021	2022	2021
Pretax recurring investment book yield (annualized)	2.5%	1.8%	2.2%	1.9%
FTE total return:
Fixed-income securities	(1.8)	0.2	(7.6)	0.3
Common stocks	(4.5)	0.2	(24.0)	21.0
Total portfolio	(1.9)	0.2	(9.0)	2.1
The increase in the book yield, compared to last year, for both periods, primarily reflected investing new cash from operations and proceeds from maturing bonds at higher interest rates and an increase in interest rates on our floating-rate securities. The decrease in the fixed-income total return, compared to last year, reflected the impact of rising interest rates during the last twelve months, as well as widening credit spreads, while the decrease in common stocks reflected general market conditions.
A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended September 30, follows:

	Three Months		Nine Months
	2022	2021	2022	2021
Fixed-income securities:
U.S. Treasury Notes	(2.9)%	0.1%	(8.5)%	(0.6)%
Municipal bonds	(2.9)	(0.2)	(9.4)	0.2
Corporate bonds	(1.5)	0.3	(8.0)	0
Residential mortgage-backed securities	0.6	0.3	(0.9)	1.1
Commercial mortgage-backed securities	(2.0)	0.1	(9.5)	1.1
Other asset-backed securities	(0.4)	0.3	(3.0)	0.9
Preferred stocks	0.6	1.0	(10.4)	7.2
Short-term investments	0.5	0	0.7	0.1

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
September 30, 2022
U.S. government obligations	$22,405.5	42.8%	3.5	AAA
State and local government obligations	1,925.5	3.7	3.7	AA+
Foreign government obligations	15.3	0.1	3.8	AAA
Corporate debt securities	9,228.4	17.6	2.9	BBB
Residential mortgage-backed securities	723.0	1.4	0.4	A
Commercial mortgage-backed securities	5,087.9	9.7	2.7	A+
Other asset-backed securities	4,605.9	8.8	1.1	AA+
Preferred stocks	1,436.0	2.7	2.9	BBB-
Short-term investments	4,237.6	8.1	<0.1	AA+
Total fixed-income securities	49,665.1	94.9	2.7	AA
Common equities	2,665.3	5.1	na	na
Total portfolio[2]	$52,330.4	100.0%	2.7	AA
September 30, 2021
U.S. government obligations	$21,142.1	40.3%	3.2	AAA
State and local government obligations	2,165.9	4.1	3.7	AA+
Foreign government obligations	12.3	0.1	1.3	AA+
Corporate debt securities	10,861.7	20.7	3.1	BBB
Residential mortgage-backed securities	627.9	1.2	1.2	A+
Commercial mortgage-backed securities	5,789.0	11.1	3.5	A+
Other asset-backed securities	4,262.2	8.2	1.3	AA
Preferred stocks	1,757.4	3.4	3.5	BBB-
Short-term investments	1,088.7	2.1	0.2	AA+
Total fixed-income securities	47,707.2	91.2	3.0	AA-
Common equities	4,580.2	8.8	na	na
Total portfolio[2]	$52,287.4	100.0%	3.0	AA-
December 31, 2021
U.S. government obligations	$18,488.2	35.9%	3.6	AAA
State and local government obligations	2,185.3	4.2	3.6	AA+
Foreign government obligations	17.9	0.1	4.5	AAA
Corporate debt securities	10,692.1	20.7	2.9	BBB
Residential mortgage-backed securities	790.0	1.5	0.4	A-
Commercial mortgage-backed securities	6,535.6	12.7	3.2	A+
Other asset-backed securities	4,982.3	9.7	1.2	AA
Preferred stocks	1,821.6	3.6	3.6	BBB-
Short-term investments	942.6	1.8	0.2	AA
Total fixed-income securities	46,455.6	90.2	3.0	AA-
Common equities	5,058.5	9.8	na	na
Total portfolio[2]	$51,514.1	100.0%	3.0	AA-
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
2 Includes $74.7 million, $399.7 million, and $143.4 million of net unsettled security purchase transactions at September 30, 2022 and 2021, and December 31, 2021, respectively, with the offsetting payable included in other liabilities.
The total fair value of the portfolio at September 30, 2022 and 2021, and December 31, 2021, included $4.2 billion, $2.9 billion, and $4.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

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
The following table shows the composition of our Group I and Group II securities:

	September 30, 2022		September 30, 2021		December 31, 2021
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$1,419.9	2.7%	$2,149.4	4.1%	$2,032.4	3.9%
Redeemable preferred stocks[1]	90.8	0.2	92.3	0.2	90.9	0.2
Nonredeemable preferred stocks	1,254.4	2.4	1,572.8	3.0	1,639.9	3.2
Common equities	2,665.3	5.1	4,580.2	8.8	5,058.5	9.8
Total Group I securities	5,430.4	10.4	8,394.7	16.1	8,821.7	17.1
Group II securities:
Other fixed maturities	42,662.4	81.5	42,804.0	81.8	41,749.8	81.1
Short-term investments	4,237.6	8.1	1,088.7	2.1	942.6	1.8
Total Group II securities	46,900.0	89.6	43,892.7	83.9	42,692.4	82.9
Total portfolio	$52,330.4	100.0%	$52,287.4	100.0%	$51,514.1	100.0%
1 We did not hold any non-investment-grade redeemable preferred stocks at September 30, 2022 and 2021, or December 31, 2021.
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
The decrease in the percentage of Group I securities since year end was driven by sales and valuation declines in our common equity portfolio, with the proceeds from the common stock sales and the $1.5 billion debt offering in March 2022 reinvested in Group II short-term investments.
Unrealized Gains and Losses
As of September 30, 2022, our fixed-maturity portfolio had pretax net unrealized losses, recorded as part of accumulated other comprehensive income, of $3,941.3 million, compared to net unrealized gains of $474.5 million and $71.4 million at September 30, 2021 and December 31, 2021, respectively. The decreases from both periods in 2021 were due to increasing interest rates across our fixed-maturity portfolio and wider credit spreads outside of our short-term and Treasury portfolios.
See Note 2 – Investments for a further break-out of our gross unrealized gains (losses).

Holding Period Gains and Losses
The following table provides the balance and activity for both the gross and net holding period gains (losses) for the nine months ended September 30, 2022:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2021
Hybrid fixed-maturity securities	$13.0	$(5.5)	$7.5
Equity securities	3,877.2	(14.7)	3,862.5
Total holding period securities	3,890.2	(20.2)	3,870.0
Current year change in holding period securities
Hybrid fixed-maturity securities	(13.0)	(85.8)	(98.8)
Equity securities	(1,990.7)	(173.4)	(2,164.1)
Total changes in holding period securities	(2,003.7)	(259.2)	(2,262.9)
Balance at September 30, 2022
Hybrid fixed-maturity securities	0	(91.3)	(91.3)
Equity securities	1,886.5	(188.1)	1,698.4
Total holding period securities	$1,886.5	$(279.4)	$1,607.1
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
•Interest rate risk - our duration of 2.7 years at September 30, 2022, fell within our acceptable range of 1.5 to 5 years. We shortened our portfolio duration from 3.0 years at December 31, 2021, which we believe provides some protection against further increases in interest rates. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution (excluding short-term securities)	September 30, 2022	September 30, 2021	December 31, 2021
1 year	19.3%	25.2%	22.0%
2 years	19.1	19.5	18.8
3 years	23.1	22.5	23.5
5 years	20.4	15.9	17.6
7 years	13.5	11.8	13.1
10 years	4.6	5.1	5.0
Total fixed-income portfolio	100.0%	100.0%	100.0%

•Credit risk - our credit quality rating of AA was above our minimum threshold during the third quarter 2022. The credit quality distribution of the fixed-income portfolio was:

Rating	September 30, 2022	September 30, 2021	December 31, 2021
AAA	63.2%	58.3%	54.7%
AA	6.7	7.2	8.7
A	7.1	8.4	8.6
BBB	19.1	20.6	21.7
Non-investment grade/non-rated[1]
BB	3.1	4.1	4.8
B	0.5	1.0	1.1
CCC and lower	0.1	0.1	0.1
Non-rated	0.2	0.3	0.3
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The ratings in the table above are assigned by NRSROs.

•Concentration risk - we did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our thresholds during the third quarter 2022.
•Prepayment and extension risk - we did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the third quarter 2022.
•Liquidity risk - our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements.
◦The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $6.2 billion, or 28.3%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2022 and all of 2023. Cash from interest and dividend payments and our short-term portfolio provide additional sources of recurring liquidity.
◦The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at September 30, 2022:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$581.5	0.7
One to two years	5,559.2	1.6
Two to three years	4,844.5	2.4
Three to five years	5,774.6	3.9
Five to seven years	4,217.3	5.6
Seven to ten years	1,428.4	8.0
Total U.S. Treasury Notes	$22,405.5	3.5

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)[1]
September 30, 2022
Residential mortgage-backed securities	$723.0	$(16.1)	6.9%	0.4	A
Commercial mortgage-backed securities	5,087.9	(746.0)	48.9	2.7	A+
Other asset-backed securities	4,605.9	(268.9)	44.2	1.1	AA+
Total asset-backed securities	$10,416.8	$(1,031.0)	100.0%	1.8	AA-
September 30, 2021
Residential mortgage-backed securities	$627.9	$2.5	5.9%	1.2	A+
Commercial mortgage-backed securities	5,789.0	49.6	54.2	3.5	A+
Other asset-backed securities	4,262.2	26.6	39.9	1.3	AA
Total asset-backed securities	$10,679.1	$78.7	100.0%	2.5	AA-
December 31, 2021
Residential mortgage-backed securities	$790.0	$1.7	6.4%	0.4	A-
Commercial mortgage-backed securities	6,535.6	(25.4)	53.1	3.2	A+
Other asset-backed securities	4,982.3	0.9	40.5	1.2	AA
Total asset-backed securities	$12,307.9	$(22.8)	100.0%	2.2	AA-
1 The credit quality ratings in the table above are assigned by NRSROs.
Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at September 30, 2022, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at September 30, 2022)
($ in millions) Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$137.0	$1.2	$138.2	19.1%
AA	17.3	0.4	17.7	2.4
A	361.5	0	361.5	50.0
BBB	196.1	0	196.1	27.1
Non-investment grade/non-rated:
BB	0.5	0	0.5	0.1
B	0	0	0	0
CCC and lower	2.7	0	2.7	0.4
Non-rated	6.3	0	6.3	0.9
Total fair value	$721.4	$1.6	$723.0	100.0%
Increase (decrease) in value	(4.1)%	(3.1)%	(4.1)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our RMBS, 96.5% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.
2 The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S.Department of Veteran Affairs (VA). .

In the residential mortgage-backed sector, our portfolio consists of deals that are backed by high-credit quality borrowers or have strong structural protections through underlying loan collateralization. During the third quarter 2022, we did not make any purchases or sales to the residential mortgage-backed portfolio. The decrease in market value was mostly attributed to principal paydowns.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at September 30, 2022, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at September 30, 2022)
($ in millions) Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$227.1	$1,233.8	$1,460.9	28.7%
AA	0	1,267.1	1,267.1	24.9
A	0	948.3	948.3	18.7
BBB	0	953.3	953.3	18.7
Non-investment grade/non-rated:
BB	0	458.2	458.2	9.0
B	0.1	0	0.1	0
Total fair value	$227.2	$4,860.7	$5,087.9	100.0%
Increase (decrease) in value	(6.4)%	(13.1)%	(12.8)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our CMBS, 38% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.

The CMBS portfolio experienced wider spreads and high volatility in the third quarter 2022. New issuances in the single-asset single-borrower (SASB) market slowed significantly due to less favorable market conditions, as well as low trading volumes and liquidity in the secondary trading market. Given ongoing uncertainty about the future trajectory of the economy and its impact on real estate, we did not add to our portfolio during the quarter, and reduced certain positions that we believe will be sensitive to potential future economic weakness. Our focus continues to be on SASB with high-quality collateral in the office, self-storage, multi-family, and industrial sectors.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at September 30, 2022, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at September 30, 2022)
($ in millions) Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$975.2	$1,182.0	$43.8	$0	$508.0	$190.2	$2,899.2	62.9%
AA	133.6	566.1	5.4	0	125.2	25.3	855.6	18.6
A	17.6	0	7.2	0	69.7	135.6	230.1	5.0
BBB	6.6	0	0	548.7	0	34.7	590.0	12.8
Non-investment grade/non-rated:
BB	0	0	0	0	0	31.0	31.0	0.7
Total fair value	$1,133.0	$1,748.1	$56.4	$548.7	$702.9	$416.8	$4,605.9	100.0%
Increase (decrease) in value	(1.8)%	(4.9)%	(9.7)%	(14.3)%	(2.5)%	(9.7)%	(5.6)%

Our OABS portfolio offered less relative value in the third quarter 2022. The portfolio decreased due to sales, amortization, and scheduled paydowns. We selectively added short-maturity securities in our OABS portfolio and we did not add any collateralized loan obligations during the quarter.

MUNICIPAL SECURITIES
The following table details the credit quality rating of our municipal securities at September 30, 2022, without the benefit of credit or bond insurance:

Municipal Securities (at September 30, 2022)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$540.1	$235.2	$775.3
AA	448.7	663.0	1,111.7
A	0	37.7	37.7
BBB	0	0.6	0.6
Non-rated	0	0.2	0.2
Total	$988.8	$936.7	$1,925.5
Included in revenue bonds were $463.8 million of single-family housing revenue bonds issued by state housing finance agencies, of which $322.6 million were supported by individual mortgages held by the state housing finance agencies and $141.2 million were supported by mortgage-backed securities.
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
Credit spreads for longer tax-exempt municipal bonds tightened during the third quarter 2022, while spreads for shorter tax-exempt municipal bonds, as well as taxable municipal bonds, widened. Our allocation to the municipal bond sector declined modestly and we were not active during the quarter.
CORPORATE DEBT SECURITIES
The following table details the credit quality rating of our corporate debt securities at September 30, 2022:

Corporate Securities (at September 30, 2022)
(millions) Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AA	$22.3	$0	$0	$217.0	$1.2	$0	$40.6	$281.1
A	306.0	235.1	152.4	924.8	28.2	112.4	176.1	1,935.0
BBB	2,127.5	1,256.7	115.5	957.9	569.4	12.5	868.5	5,908.0
Non-investment grade/non-rated:
BB	268.0	143.6	188.9	89.3	33.8	22.2	57.3	803.1
B	236.5	17.0	0	0	0	0	0	253.5
CCC and lower	47.7	0	0	0	0	0	0	47.7
Total fair value	$3,008.0	$1,652.4	$456.8	$2,189.0	$632.6	$147.1	$1,142.5	$9,228.4
The size of our corporate debt portfolio decreased from $10.2 billion at June 30, 2022 to $9.2 billion at September 30, 2022. This decrease was due to securities that matured, sales of securities with less attractive risk/reward profiles, and a decline in the portfolio valuation due to the increase in interest rates.
We slightly shortened the maturity profile of the corporate debt portfolio during the third quarter 2022. The duration of the corporate portfolio was 2.9 years at September 30, 2022, compared to 3.0 years at June 30, 2022. Overall, our corporate securities, as a percentage of the fixed-income portfolio, decreased during the third quarter 2022. At September 30, 2022, our corporate debt securities made up approximately 19% of the fixed-income portfolio, compared to approximately 21% at June 30, 2022. This decrease reflects our more conservative stance in the economic environment prevailing during the quarter.

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
The table below shows the exposure break-down by sector and rating at September 30, 2022:

Preferred Stocks (at September 30, 2022)
	Financial Services
(millions) Rating	U.S. Banks	Foreign Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$775.7	$31.4	$92.5	$36.4	$133.0	$42.7	$1,111.7
Non-investment grade/non-rated:
BB	144.6	35.7	0	0	24.7	37.4	242.4
Non-rated	0	0	43.8	21.1	17.0	0	81.9
Total fair value	$920.3	$67.1	$136.3	$57.5	$174.7	$80.1	$1,436.0
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
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of September 30, 2022, all of our preferred securities continued to pay their dividends in full and on time. Approximately 81% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
Our preferred stock portfolio declined from $1.6 billion at June 30, 2022 to $1.4 billion at September 30, 2022. The decline was primarily due to sales of preferred securities with less attractive risk/reward profiles as we took a more conservative stance in the economic environment prevailing during the quarter.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	September 30, 2022		September 30, 2021		December 31, 2021
Common stocks	$2,646.6	99.3%	$4,567.6	99.7%	$5,041.6	99.7%
Other risk investments	18.7	0.7	12.6	0.3	16.9	0.3
Total common equities	$2,665.3	100.0%	$4,580.2	100.0%	$5,058.5	100.0%
The majority of our common stock portfolio consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 791 out of 1,016, or 78%, of the common stocks comprising the index at September 30, 2022, which made up 95% of the total market capitalization of the index. At September 30, 2022 and 2021, and December 31, 2021, the year-to-date total return, based on GAAP income, was within our targeted tracking error, which is +/- 50 basis points.
The other risk investments consist of limited partnership interests. During the third quarter 2022, we funded partnership investments of $0.2 million, and we have an open funding commitment of $7.1 million at September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.7 years at September 30, 2022 and 3.0 years at both September 30, 2021 and December 31, 2021. The weighted average beta of the equity portfolio was 1.01 at September 30, 2022 and was 1.04 at both September 30, 2021 and December 31, 2021. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2022 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	166,617	$111.66	167,786	24,832,214
August	221,315	125.89	389,101	24,610,899
September	21,080	121.28	410,181	24,589,819
Total	409,012	$119.86
In May 2022, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the third quarter 2022, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under-leveraged capital.
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

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	November 1, 2022	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith