Form 10-Q
period 2023-03-31
PROGRESSIVE CORP/OH/
filed 2023-05-02
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
Common Shares, $1.00 par value: 585,366,448 outstanding at March 31, 2023

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

Three Months Ended March 31,	2023	2022
(millions — except per share amounts)
Revenues
Net premiums earned	$13,533.1	$11,802.9
Investment income	419.6	242.2
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	(30.3)	(54.5)
Net holding period gains (losses) on securities	104.4	(388.6)
Net impairment losses recognized in earnings	(2.3)	(2.2)
Total net realized gains (losses) on securities	71.8	(445.3)
Fees and other revenues	206.2	174.0
Service revenues	72.5	67.7
Total revenues	14,303.2	11,841.5
Expenses
Losses and loss adjustment expenses	10,624.0	8,858.4
Policy acquisition costs	1,115.8	963.4
Other underwriting expenses	1,857.9	1,506.3
Investment expenses	5.5	5.7
Service expenses	82.3	63.2
Interest expense	63.3	54.3
Total expenses	13,748.8	11,451.3
Net Income
Income before income taxes	554.4	390.2
Provision for income taxes	106.5	76.3
Net income	447.9	313.9
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	603.2	(1,426.9)
Net unrealized losses on forecasted transactions	0.1	0.2
Foreign currency translation adjustment	0	0.2
Other comprehensive income (loss)	603.3	(1,426.5)
Comprehensive income (loss)	$1,051.2	$(1,112.6)
Computation of Earnings Per Common Share
Net income	$447.9	$313.9
Less: Preferred share dividends[1]	7.3	6.7
Net income available to common shareholders	$440.6	$307.2
Average common shares outstanding - Basic	584.9	584.3
Net effect of dilutive stock-based compensation	2.1	2.0
Total average equivalent common shares - Diluted	587.0	586.3
Basic: Earnings per common share	$0.75	$0.53
Diluted: Earnings per common share	$0.75	$0.52
1 Changed to a floating dividend rate. See Note 1 – Basis of Presentation for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,
(millions — except per share amounts)	2023	2022	2022
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $53,123.9, $48,082.7, and $50,264.0)	$50,289.2	$46,316.4	$46,651.9
Short-term investments (amortized cost: $2,524.1, $529.9, and $2,861.7)	2,524.1	529.9	2,861.7
Total available-for-sale securities	52,813.3	46,846.3	49,513.6
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $1,197.7, $1,545.5, and $1,364.2)	1,078.8	1,527.5	1,213.2
Common equities (cost: $740.5, $1,281.7, and $826.1)	2,794.3	4,812.6	2,821.5
Total equity securities	3,873.1	6,340.1	4,034.7
Total investments	56,686.4	53,186.4	53,548.3
Cash and cash equivalents	273.7	272.7	203.5
Restricted cash and cash equivalents	14.9	14.6	17.4
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	288.6	287.3	220.9
Accrued investment income	299.5	193.4	282.5
Premiums receivable, net of allowance for credit losses of $340.9, $276.2, and $343.3	12,411.4	10,519.0	10,416.9
Reinsurance recoverables	5,616.2	5,025.0	5,832.1
Prepaid reinsurance premiums	269.6	455.1	295.5
Deferred acquisition costs	1,626.8	1,407.7	1,544.4
Property and equipment, net of accumulated depreciation of $1,576.2, $1,455.7, and $1,551.1	949.0	1,104.4	1,034.0
Goodwill	227.9	452.7	227.9
Intangible assets, net of accumulated amortization of $164.0, $142.2, and $158.6	80.9	102.7	86.3
Net federal deferred income taxes	1,057.0	370.5	1,131.5
Other assets	893.8	825.4	844.7
Total assets	$80,407.1	$73,929.6	$75,465.0
Liabilities and Shareholders’ Equity
Unearned premiums	$19,844.3	$16,991.4	$17,293.6
Loss and loss adjustment expense reserves	31,026.4	26,754.2	30,359.3
Accounts payable, accrued expenses, and other liabilities	6,278.7	6,747.2	5,532.8
Debt[1]	6,389.3	6,385.6	6,388.3
Total liabilities	63,538.7	56,878.4	59,574.0
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 212.2, 212.7, and 212.7)	585.4	584.9	584.9
Paid-in capital	1,907.7	1,788.6	1,893.0
Retained earnings	16,080.1	15,569.6	15,721.2
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	(2,183.1)	(1,370.7)	(2,786.3)
Net unrealized losses on forecasted transactions	(14.4)	(14.7)	(14.5)
Foreign currency translation adjustment	(1.2)	(0.4)	(1.2)
Total accumulated other comprehensive income (loss)	(2,198.7)	(1,385.8)	(2,802.0)
Total shareholders’ equity	16,868.4	17,051.2	15,891.0
Total liabilities and shareholders’ equity	$80,407.1	$73,929.6	$75,465.0
1 Consists of long-term debt. See Note 4 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Three Months Ended March 31,	2023	2022
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$493.9	$493.9
Balance, end of period	493.9	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	584.9	584.4
Treasury shares purchased	(0.2)	(0.3)
Net restricted equity awards issued/vested	0.7	0.8
Balance, end of period	585.4	584.9
Paid-In Capital
Balance, beginning of period	1,893.0	1,772.9
Amortization of equity-based compensation	15.9	17.3
Treasury shares purchased	(0.8)	(0.8)
Net restricted equity awards issued/vested	(0.7)	(0.8)
Reinvested dividends on restricted stock units	0.3	0
Balance, end of period	1,907.7	1,788.6
Retained Earnings
Balance, beginning of period	15,721.2	15,339.7
Net income	447.9	313.9
Treasury shares purchased	(31.7)	(27.6)
Cash dividends declared on common shares ($0.10 and $0.10 per share)	(58.5)	(58.4)
Reinvested dividends on restricted stock units	(0.3)	0
Other, net	1.5	2.0
Balance, end of period	16,080.1	15,569.6
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(2,802.0)	40.7
Other comprehensive income (loss)	603.3	(1,426.5)
Balance, end of period	(2,198.7)	(1,385.8)
Total shareholders’ equity	$16,868.4	$17,051.2
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2023	2022
(millions)
Cash Flows From Operating Activities
Net income	$447.9	$313.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68.0	71.1
Amortization of intangible assets	5.4	14.6
Net amortization (accretion) of fixed-income securities	(5.0)	27.0
Amortization of equity-based compensation	15.9	17.3
Net realized (gains) losses on securities	(71.8)	445.3
Net (gains) losses on disposition of property and equipment	16.5	3.3
Changes in:
Premiums receivable	(1,994.5)	(1,119.5)
Reinsurance recoverables	215.9	(44.5)
Prepaid reinsurance premiums	25.9	2.5
Deferred acquisition costs	(82.4)	(52.1)
Income taxes	106.6	76.2
Unearned premiums	2,550.7	1,375.6
Loss and loss adjustment expense reserves	667.1	590.1
Accounts payable, accrued expenses, and other liabilities	565.5	545.1
Other, net	(82.2)	236.4
Net cash provided by operating activities	2,449.5	2,502.3
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(6,119.5)	(11,453.4)
Equity securities	(17.8)	(74.3)
Sales:
Fixed maturities	2,202.6	5,889.9
Equity securities	277.3	59.2
Maturities, paydowns, calls, and other:
Fixed maturities	976.0	1,177.6
Equity securities	25.1	39.3
Net (purchases) sales of short-term investments	360.8	413.1
Net change in unsettled security transactions	57.2	212.6
Purchases of property and equipment	(43.2)	(73.0)
Sales of property and equipment	4.3	6.5
Net cash used in investing activities	(2,277.2)	(3,802.5)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(58.5)	(58.5)
Dividends paid to preferred shareholders	(13.4)	(13.4)
Acquisition of treasury shares for restricted stock tax liabilities	(32.7)	(28.7)
Net proceeds from debt issuances	0	1,486.0
Net cash provided by (used in) financing activities	(104.6)	1,385.4
Increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	67.7	85.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	220.9	202.1
Cash, cash equivalents, restricted cash, and restricted cash equivalents – March 31	$288.6	$287.3
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
1. BASIS OF REPORTING AND ACCOUNTING
The accompanying consolidated financial statements include the accounts of The Progressive Corporation, our wholly owned insurance and non-insurance subsidiaries and affiliates in which we have a controlling financial interest (Progressive).
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2023, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report to Shareholders).
Insurance Premiums and Receivables
We perform analyses to evaluate our premiums receivable for expected credit losses. See the 2022 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months Ended March 31,
(millions)	2023	2022
Allowance for credit losses, beginning of period	$343.3	$280.4
Increase in allowance[1]	116.9	93.9
Write-offs[2]	(119.3)	(98.1)
Allowance for credit losses, end of period	$340.9	$276.2
1 Represents the incremental increase in other underwriting expenses.
2 Represents the portion of allowance that is reversed when premiums receivable are written off. Premiums receivable balances are written off once we have exhausted our collection efforts.
Property and Equipment
Included in other assets in the consolidated balance sheets are “held for sale” property. When property is transferred to held for sale, the property is written down to its fair value less estimated costs to sell the property. At March 31, 2023 and 2022, and December 31, 2022, we had held for sale property of $67.8 million, $20.2 million, and $48.7 million, respectively.

Earnings Per Share
Net income is reduced by preferred share dividends to determine net income available to common shareholders, and is used in our calculation of the per common share amounts. Beginning March 15, 2023, the annual dividend rate for our Series B Preferred Shares switched to a floating rate. The floating nature of the dividend rate will impact the amount of the adjustment required to calculate net income available to common shareholders. See Note 9 – Dividends for further discussion.

New Accounting Standards
During the first quarter 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU), which permits an election to amortize the cost of tax equity investments to the provision for income taxes if certain conditions are met. Currently, these investments are accounted for under the equity method of accounting. This ASU will be effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2023 (2024 for calendar-year companies). If elected, this standard must be applied on either a modified retrospective or a retrospective basis. We are still evaluating whether we will elect this new standard, however, we do not expect this standard to have a material impact on our financial position or results of operations

2.  INVESTMENTS
The following tables present the composition of our investment portfolio by major security type. Our securities are reported in our consolidated balance sheets at fair value. The changes in fair value for our fixed-maturity securities (other than hybrid securities) are reported as a component of accumulated other comprehensive income (loss), net of deferred income taxes, in our consolidated balance sheets. The net holding period gains (losses) reported below represent the inception-to-date changes in fair value for the hybrid and equity securities. The changes in the net holding period gains (losses) between periods are recorded as a component of net realized gains (losses) on securities in our consolidated statements of comprehensive income.

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2023
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$28,490.9	$68.8	$(1,209.6)	$0	$27,350.1	48.3%
State and local government obligations	2,222.4	0.9	(161.7)	0	2,061.6	3.6
Foreign government obligations	16.9	0	(1.1)	0	15.8	0.1
Corporate debt securities	11,195.8	45.6	(525.4)	(34.7)	10,681.3	18.8
Residential mortgage-backed securities	655.0	0.2	(16.3)	(8.9)	630.0	1.1
Commercial mortgage-backed securities	5,252.6	1.6	(751.2)	0	4,503.0	7.9
Other asset-backed securities	5,087.8	1.8	(222.5)	(1.3)	4,865.8	8.6
Redeemable preferred stocks	202.5	0	(5.2)	(15.7)	181.6	0.3
Total fixed maturities	53,123.9	118.9	(2,893.0)	(60.6)	50,289.2	88.7
Short-term investments	2,524.1	0	0	0	2,524.1	4.5
Total available-for-sale securities	55,648.0	118.9	(2,893.0)	(60.6)	52,813.3	93.2
Equity securities:
Nonredeemable preferred stocks	1,197.7	0	0	(118.9)	1,078.8	1.9
Common equities	740.5	0	0	2,053.8	2,794.3	4.9
Total equity securities	1,938.2	0	0	1,934.9	3,873.1	6.8
Total portfolio[1]	$57,586.2	$118.9	$(2,893.0)	$1,874.3	$56,686.4	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2022
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$20,399.6	$5.9	$(876.7)	$0	$19,528.8	36.7%
State and local government obligations	2,236.9	4.4	(97.1)	0	2,144.2	4.0
Foreign government obligations	18.3	0	(0.9)	0	17.4	0.1
Corporate debt securities	11,590.2	31.2	(315.5)	(25.9)	11,280.0	21.2
Residential mortgage-backed securities	962.3	1.1	(5.1)	(7.2)	951.1	1.8
Commercial mortgage-backed securities	7,296.4	2.2	(380.1)	0	6,918.5	13.0
Other asset-backed securities	5,359.9	1.1	(103.6)	(1.5)	5,255.9	9.9
Redeemable preferred stocks	219.1	0.1	(1.8)	3.1	220.5	0.4
Total fixed maturities	48,082.7	46.0	(1,780.8)	(31.5)	46,316.4	87.1
Short-term investments	529.9	0	0	0	529.9	1.0
Total available-for-sale securities	48,612.6	46.0	(1,780.8)	(31.5)	46,846.3	88.1
Equity securities:
Nonredeemable preferred stocks	1,545.5	0	0	(18.0)	1,527.5	2.9
Common equities	1,281.7	0	0	3,530.9	4,812.6	9.0
Total equity securities	2,827.2	0	0	3,512.9	6,340.1	11.9
Total portfolio[1]	$51,439.8	$46.0	$(1,780.8)	$3,481.4	$53,186.4	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2022
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$26,770.7	$1.4	$(1,604.7)	$0	$25,167.4	47.0%
State and local government obligations	2,180.0	0	(202.9)	0	1,977.1	3.7
Foreign government obligations	16.8	0	(1.3)	0	15.5	0.1
Corporate debt securities	10,125.8	9.8	(676.1)	(46.8)	9,412.7	17.6
Residential mortgage-backed securities	696.1	0.3	(17.5)	(12.1)	666.8	1.2
Commercial mortgage-backed securities	5,446.0	1.5	(784.0)	0	4,663.5	8.7
Other asset-backed securities	4,826.0	0.9	(260.5)	(1.8)	4,564.6	8.5
Redeemable preferred stocks	202.6	0	(4.5)	(13.8)	184.3	0.3
Total fixed maturities	50,264.0	13.9	(3,551.5)	(74.5)	46,651.9	87.1
Short-term investments	2,861.7	0	0	0	2,861.7	5.4
Total available-for-sale securities	53,125.7	13.9	(3,551.5)	(74.5)	49,513.6	92.5
Equity securities:
Nonredeemable preferred stocks	1,364.2	0	0	(151.0)	1,213.2	2.3
Common equities	826.1	0	0	1,995.4	2,821.5	5.2
Total equity securities	2,190.3	0	0	1,844.4	4,034.7	7.5
Total portfolio[1]	$55,316.0	$13.9	$(3,551.5)	$1,769.9	$53,548.3	100.0%
1 At March 31, 2023 and 2022, we had $22.8 million and $356.0 million, respectively, of net unsettled security purchase transactions included in other liabilities, compared to $34.4 million included in other assets at December 31, 2022.
The total fair value of the portfolio at March 31, 2023 and 2022, and December 31, 2022, included $4.1 billion, $5.1 billion, and $4.4 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

At March 31, 2023, bonds and certificates of deposit in the principal amount of $604.4 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at March 31, 2023 or 2022, or December 31, 2022. At March 31, 2023, we did not hold any debt securities that were non-income producing during the preceding 12 months.
Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.
We did not enter into any repurchase or reverse repurchase transactions during the first quarter 2023, but did invest in repurchase transactions during 2022; however, we did not have any open positions at March 31, 2023 and 2022, or December 31, 2022. To the extent we enter into repurchase or reverse repurchase transactions, consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis in our consolidated balance sheets, despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	March 31,
(millions)	2023	2022	Dec. 31, 2022
Fixed Maturities:
Corporate debt securities	$548.6	$535.8	$535.4
Residential mortgage-backed securities	482.1	721.7	509.6
Other asset-backed securities	33.8	75.0	42.0
Redeemable preferred stocks	132.8	152.1	134.7
Total hybrid securities	$1,197.3	$1,484.6	$1,221.7

Since the embedded derivatives (e.g., change-in-control put option, debt-to-equity conversion, or any other feature unrelated to the credit quality or risk of default of the issuer that could impact the amount or timing of our expected future cash flows) do not have observable intrinsic values, we use the fair value option to record the changes in fair value of these securities through income as a component of net realized gains or losses.

Fixed Maturities The composition of fixed maturities by maturity at March 31, 2023, was:

(millions)	Cost	Fair Value
Less than one year	$7,941.7	$7,706.0
One to five years	31,574.9	30,132.2
Five to ten years	13,505.5	12,353.0
Ten years or greater	101.8	98.0
Total	$53,123.9	$50,289.2
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
Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2023
U.S. government obligations	148	$19,446.8	$(1,209.6)	40	$5,938.5	$(127.5)	108	$13,508.3	$(1,082.1)
State and local government obligations	343	1,943.6	(161.7)	72	350.7	(7.4)	271	1,592.9	(154.3)
Foreign government obligations	1	15.8	(1.1)	0	0	0	1	15.8	(1.1)
Corporate debt securities	390	8,129.9	(525.4)	93	2,239.3	(75.5)	297	5,890.6	(449.9)
Residential mortgage-backed securities	43	141.7	(16.3)	13	10.0	(0.4)	30	131.7	(15.9)
Commercial mortgage-backed securities	220	4,484.5	(751.2)	11	53.4	(1.5)	209	4,431.1	(749.7)
Other asset-backed securities	267	4,391.9	(222.5)	61	884.8	(6.2)	206	3,507.1	(216.3)
Redeemable preferred stocks	4	48.8	(5.2)	1	10.6	(1.4)	3	38.2	(3.8)
Total fixed maturities	1,416	$38,603.0	$(2,893.0)	291	$9,487.3	$(219.9)	1,125	$29,115.7	$(2,673.1)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2022
U.S. government obligations	116	$18,478.0	$(876.7)	97	$15,467.4	$(649.4)	19	$3,010.6	$(227.3)
State and local government obligations	290	1,767.7	(97.1)	279	1,627.3	(82.1)	11	140.4	(15.0)
Foreign government obligations	1	17.4	(0.9)	1	17.4	(0.9)	0	0	0
Corporate debt securities	416	7,830.6	(315.5)	407	7,623.8	(294.2)	9	206.8	(21.3)
Residential mortgage-backed securities	32	201.8	(5.1)	26	189.0	(4.1)	6	12.8	(1.0)
Commercial mortgage-backed securities	264	6,584.4	(380.1)	245	6,133.0	(327.9)	19	451.4	(52.2)
Other asset-backed securities	269	4,927.4	(103.6)	263	4,873.8	(102.7)	6	53.6	(0.9)
Redeemable preferred stocks	3	37.4	(1.8)	2	26.4	(0.3)	1	11.0	(1.5)
Total fixed maturities	1,391	$39,844.7	$(1,780.8)	1,320	$35,958.1	$(1,461.6)	71	$3,886.6	$(319.2)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2022
U.S. government obligations	160	$24,802.5	$(1,604.7)	90	$17,327.2	$(699.2)	70	$7,475.3	$(905.5)
State and local government obligations	348	1,948.8	(202.9)	239	1,124.2	(76.8)	109	824.6	(126.1)
Foreign government obligations	1	15.5	(1.3)	0	0	0	1	15.5	(1.3)
Corporate debt securities	422	8,449.6	(676.1)	285	5,717.6	(426.1)	137	2,732.0	(250.0)
Residential mortgage-backed securities	45	151.0	(17.5)	27	65.1	(6.8)	18	85.9	(10.7)
Commercial mortgage-backed securities	226	4,651.1	(784.0)	99	1,702.0	(192.1)	127	2,949.1	(591.9)
Other asset-backed securities	262	4,247.8	(260.5)	130	2,144.8	(100.9)	132	2,103.0	(159.6)
Redeemable preferred stocks	4	49.6	(4.5)	3	38.5	(3.1)	1	11.1	(1.4)
Total fixed maturities	1,468	$44,315.9	$(3,551.5)	873	$28,119.4	$(1,505.0)	595	$16,196.5	$(2,046.5)
As of March 31, 2023, we had four securities that had their credit ratings downgraded during the quarter, with a combined fair value of $28.8 million and an unrealized loss of $1.7 million.
A review of the securities in an unrealized loss position indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.
Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible during the first three months of 2023 or 2022, and did not have a material credit loss allowance balance as of March 31, 2023 and 2022, or December 31, 2022. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included:

•current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates);
•credit support (via current levels of subordination);
•historical credit ratings; and
•updated cash flow expectations based upon these performance indicators.
In order to determine the amount of credit loss, if any, we initially reviewed securities in a loss position to determine whether it was likely that we would be required, or intended, to sell any of the securities prior to the recovery of their respective cost bases (which could be maturity). If we were likely to, or intended to, sell prior to a potential recovery, we would write off the unrealized loss. For those securities that we determined we were not likely to, or did not intend to, sell prior to a potential recovery, we performed additional analysis to determine if the loss was credit related. For securities subject to credit related loss, we calculated the net present value (NPV) of the cash flows expected (i.e., expected recovery value) using the current book yield for each security. The NPV was then compared to the security’s current amortized value to determine if a credit loss existed. In the event that the NPV was below the amortized value, and the amount was determined to be material individually, or in aggregate, a credit loss would be deemed to exist, and either an allowance for credit losses would be created, or if an allowance currently existed, either a recovery of the previous allowance, or an incremental loss, would be recorded to net realized gains (losses) on securities.
As of March 31, 2023 and 2022, and December 31, 2022, we believe none of the unrealized losses were related to material credit losses on any specific securities, or in the aggregate. We continue to expect all the securities in our portfolio to pay their principal and interest obligations.
In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at March 31, 2023 and 2022, and December 31, 2022, to determine if the accrued interest amounts were determined to be uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal, obligations and, therefore, did not write off any accrued income as uncollectible at March 31, 2023 and 2022, or December 31, 2022.

Realized Gains (Losses) The components of net realized gains (losses) for the three months ended March 31, were:

	Three Months
(millions)	2023	2022
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$3.8	$3.3
Corporate debt securities	0.1	4.5
Residential mortgage-backed securities	0	0.1
Other asset-backed securities	0	0.1
Total available-for-sale securities	3.9	8.0
Equity securities:
Nonredeemable preferred stocks	0.1	17.3
Common equities	132.0	0.5
Total equity securities	132.1	17.8
Subtotal gross realized gains on security sales	136.0	25.8
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(11.5)	(69.2)
State and local government obligations	0	(1.0)
Corporate debt securities	(20.4)	(7.7)
Commercial mortgage-backed securities	(34.5)	0
Other asset-backed securities	(0.2)	(0.1)
Short-term investments	(0.1)	0
Total available-for-sale securities	(66.7)	(78.0)
Equity securities:
Nonredeemable preferred stocks	(101.0)	(1.7)
Common equities	(11.8)	(0.6)
Total equity securities	(112.8)	(2.3)
Subtotal gross realized losses on security sales	(179.5)	(80.3)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	(7.7)	(65.9)
State and local government obligations	0	(1.0)
Corporate debt securities	(20.3)	(3.2)
Residential mortgage-backed securities	0	0.1
Commercial mortgage-backed securities	(34.5)	0
Other asset-backed securities	(0.2)	0
Short-term investments	(0.1)	0
Total available-for-sale securities	(62.8)	(70.0)
Equity securities:
Nonredeemable preferred stocks	(100.9)	15.6
Common equities	120.2	(0.1)
Total equity securities	19.3	15.5
Subtotal net realized gains (losses) on security sales	(43.5)	(54.5)
Other assets
Gain	13.2	0
Impairment	(2.3)	(2.2)
Subtotal net realized gains (losses) on other assets	10.9	(2.2)
Net holding period gains (losses)
Hybrid securities	13.9	(39.0)
Equity securities	90.5	(349.6)
Subtotal net holding period gains (losses)	104.4	(388.6)
Total net realized gains (losses) on securities	$71.8	$(445.3)

Realized gains (losses) on securities sold are computed using the first-in-first-out method. For the first three months of 2023, the gross gains in common equities reflected sales of securities, as part of our plan to incrementally reduce risk in the portfolio in response to the potential of a more difficult economic environment over the near term. The gross loss from the fixed-maturity sales reflected the continued rise in interest rates throughout 2022, which resulted in valuation declines for most of our available-for-sale securities. In addition, during the first quarter 2023, we selectively sold securities, which were primarily corporate debt securities and commercial mortgage-backed securities. The gross loss incurred in our nonredeemable preferred stocks is primarily related to the sale of certain of our holdings in U. S. bank preferred stocks. The other asset gain for 2023, related to proceeds received as the result of litigation in conjunction with three renewable energy investments we made from 2016 through 2018 (the original investments were previously written down in full). The other asset impairment loss was recorded as a result of our investment in a federal new markets tax credit fund, which was entered into during the second quarter 2021, and is reported in other assets in the consolidated balance sheets.
The following table reflects our holding period realized gains (losses) recognized on equity securities held at the respective quarter ends:

	Three Months
(millions)	2023	2022
Total net gains (losses) recognized during the period on equity securities	$109.8	$(334.1)
Less: Net gains (losses) recognized on equity securities sold during the period	19.3	15.5
Net holding period gains (losses) recognized during the period on equity securities held at period end	$90.5	$(349.6)
Net Investment Income The components of net investment income for the three months ended March 31, were:

	Three Months
(millions)	2023	2022
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$163.2	$51.4
State and local government obligations	10.6	9.2
Foreign government obligations	0.1	0.1
Corporate debt securities	83.6	68.1
Residential mortgage-backed securities	9.2	4.8
Commercial mortgage-backed securities	50.0	43.3
Other asset-backed securities	48.5	25.1
Redeemable preferred stocks	2.9	2.5
Total fixed maturities	368.1	204.5
Short-term investments	24.7	0.4
Total available-for-sale securities	392.8	204.9
Equity securities:
Nonredeemable preferred stocks	15.1	18.2
Common equities	11.7	19.1
Total equity securities	26.8	37.3
Investment income	419.6	242.2
Investment expenses	(5.5)	(5.7)
Net investment income	$414.1	$236.5
On a year-over-year basis, investment income (interest and dividends) increased 73% and the recurring investment book yield increased 50%, compared to the same periods last year, primarily due to an increase in interest rates on floating-rate securities in our portfolio and investing new cash and cash from maturities in higher interest rate securities given the rising interest rate environment.

3. FAIR VALUE
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
Determining the fair value of the investment portfolio is the responsibility of management. As part of that responsibility, we evaluate whether a market is distressed or inactive in determining the fair value for our portfolio. We review certain market level inputs to evaluate whether sufficient activity, volume, and new issuances exist to create an active market. Based on this evaluation, we concluded that there was sufficient activity related to the sectors and securities for which we obtained valuations.

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2023
Fixed maturities:
U.S. government obligations	$27,350.1	$0	$0	$27,350.1	$28,490.9
State and local government obligations	0	2,061.6	0	2,061.6	2,222.4
Foreign government obligations	0	15.8	0	15.8	16.9
Corporate debt securities	0	10,681.3	0	10,681.3	11,195.8
Subtotal	27,350.1	12,758.7	0	40,108.8	41,926.0
Asset-backed securities:
Residential mortgage-backed	0	630.0	0	630.0	655.0
Commercial mortgage-backed	0	4,503.0	0	4,503.0	5,252.6
Other asset-backed	0	4,865.8	0	4,865.8	5,087.8
Subtotal asset-backed securities	0	9,998.8	0	9,998.8	10,995.4
Redeemable preferred stocks:
Financials	0	40.0	0	40.0	43.5
Utilities	0	8.8	0	8.8	10.5
Industrials	9.6	123.2	0	132.8	148.5
Subtotal redeemable preferred stocks	9.6	172.0	0	181.6	202.5
Total fixed maturities	27,359.7	22,929.5	0	50,289.2	53,123.9
Short-term investments	2,524.1	0	0	2,524.1	2,524.1
Total available-for-sale securities	29,883.8	22,929.5	0	52,813.3	55,648.0
Equity securities:
Nonredeemable preferred stocks:
Financials	40.0	884.5	67.4	991.9	1,102.7
Utilities	0	70.5	0	70.5	80.0
Industrials	0	0	16.4	16.4	15.0
Subtotal nonredeemable preferred stocks	40.0	955.0	83.8	1,078.8	1,197.7
Common equities:
Common stocks	2,755.7	0	18.3	2,774.0	720.2
Other risk investments	0	0	20.3	20.3	20.3
Subtotal common equities	2,755.7	0	38.6	2,794.3	740.5
Total equity securities	2,795.7	955.0	122.4	3,873.1	1,938.2
Total portfolio	$32,679.5	$23,884.5	$122.4	$56,686.4	$57,586.2
Debt	$0	$5,881.0	$0	$5,881.0	$6,389.3

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2022
Fixed maturities:
U.S. government obligations	$19,528.8	$0	$0	$19,528.8	$20,399.6
State and local government obligations	0	2,144.2	0	2,144.2	2,236.9
Foreign government obligations	0	17.4	0	17.4	18.3
Corporate debt securities	0	11,280.0	0	11,280.0	11,590.2
Subtotal	19,528.8	13,441.6	0	32,970.4	34,245.0
Asset-backed securities:
Residential mortgage-backed	0	951.1	0	951.1	962.3
Commercial mortgage-backed	0	6,918.5	0	6,918.5	7,296.4
Other asset-backed	0	5,255.9	0	5,255.9	5,359.9
Subtotal asset-backed securities	0	13,125.5	0	13,125.5	13,618.6
Redeemable preferred stocks:
Financials	0	61.2	0	61.2	62.6
Utilities	0	7.2	0	7.2	7.5
Industrials	10.3	141.8	0	152.1	149.0
Subtotal redeemable preferred stocks	10.3	210.2	0	220.5	219.1
Total fixed maturities	19,539.1	26,777.3	0	46,316.4	48,082.7
Short-term investments	512.9	17.0	0	529.9	529.9
Total available-for-sale securities	20,052.0	26,794.3	0	46,846.3	48,612.6
Equity securities:
Nonredeemable preferred stocks:
Financials	92.2	1,237.3	61.4	1,390.9	1,425.4
Utilities	0	78.1	0	78.1	80.0
Industrials	0	24.6	33.9	58.5	40.1
Subtotal nonredeemable preferred stocks	92.2	1,340.0	95.3	1,527.5	1,545.5
Common equities:
Common stocks	4,743.2	49.3	0	4,792.5	1,261.6
Other risk investments	0	0	20.1	20.1	20.1
Subtotal common equities	4,743.2	49.3	20.1	4,812.6	1,281.7
Total equity securities	4,835.4	1,389.3	115.4	6,340.1	2,827.2
Total portfolio	$24,887.4	$28,183.6	$115.4	$53,186.4	$51,439.8
Debt	$0	$6,692.6	$0	$6,692.6	$6,385.6

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2022
Fixed maturities:
U.S. government obligations	$25,167.4	$0	$0	$25,167.4	$26,770.7
State and local government obligations	0	1,977.1	0	1,977.1	2,180.0
Foreign government obligations	0	15.5	0	15.5	16.8
Corporate debt securities	0	9,412.7	0	9,412.7	10,125.8
Subtotal	25,167.4	11,405.3	0	36,572.7	39,093.3
Asset-backed securities:
Residential mortgage-backed	0	666.8	0	666.8	696.1
Commercial mortgage-backed	0	4,663.5	0	4,663.5	5,446.0
Other asset-backed	0	4,564.6	0	4,564.6	4,826.0
Subtotal asset-backed securities	0	9,894.9	0	9,894.9	10,968.1
Redeemable preferred stocks:
Financials	0	40.5	0	40.5	43.6
Utilities	0	9.1	0	9.1	10.5
Industrials	9.2	125.5	0	134.7	148.5
Subtotal redeemable preferred stocks	9.2	175.1	0	184.3	202.6
Total fixed maturities	25,176.6	21,475.3	0	46,651.9	50,264.0
Short-term investments	2,800.7	61.0	0	2,861.7	2,861.7
Total available-for-sale securities	27,977.3	21,536.3	0	49,513.6	53,125.7
Equity securities:
Nonredeemable preferred stocks:
Financials	39.0	994.4	67.4	1,100.8	1,244.2
Utilities	0	71.2	0	71.2	79.9
Industrials	0	24.8	16.4	41.2	40.1
Subtotal nonredeemable preferred stocks	39.0	1,090.4	83.8	1,213.2	1,364.2
Common equities:
Common stocks	2,783.4	0	18.3	2,801.7	806.3
Other risk investments	0	0	19.8	19.8	19.8
Subtotal common equities	2,783.4	0	38.1	2,821.5	826.1
Total equity securities	2,822.4	1,090.4	121.9	4,034.7	2,190.3
Total portfolio	$30,799.7	$22,626.7	$121.9	$53,548.3	$55,316.0
Debt	$0	$5,717.9	$0	$5,717.9	$6,388.3

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
At March 31, 2023, vendor-quoted prices represented 91% of our Level 1 classifications (excluding short-term investments), compared to 81% and 90% at March 31, 2022 and December 31, 2022, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.
At both March 31, 2023 and December 31, 2022, vendor-quoted prices comprised 98% of our Level 2 classifications (excluding short-term investments and common stock), while dealer-quoted prices represented the remaining 2%, compared to 97% and 3% at March 31, 2022. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
The Level 2 common stock held at March 31, 2022 was transferred to Level 3 at December 31, 2022. At March 31, 2023 and 2022, and December 31, 2022, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
During the first three months of 2023 and 2022, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2023 and 2022:

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2022	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2023
Equity securities:
Nonredeemable preferred stocks:
Financials	$67.4	$0	$0	$0	$0	$0	$0	$67.4
Industrials	16.4	0	0	0	0	0	0	16.4
Common equities:
Common stocks	18.3	0	0	0	0	0	0	18.3
Other risk investments	19.8	0.5	0	0	0	0	0	20.3
Total Level 3 securities	$121.9	$0.5	$0	$0	$0	$0	$0	$122.4

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2021	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2022
Equity securities:
Nonredeemable preferred stocks:
Financials	$76.4	$0	$0	$(15.0)	$(17.2)	$17.2	$0	$61.4
Industrials	34.4	(0.5)	0	0	0	0	0	33.9
Common equities:
Other risk investments	16.9	3.2	0	0	0	0	0	20.1
Total Level 3 securities	$127.7	$2.7	$0	$(15.0)	$(17.2)	$17.2	$0	$115.4

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at March 31, 2023 and 2022, and December 31, 2022:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2023	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$83.8	Market comparables	Weighted average market capitalization price change %	2.7% to 23.3%	9.2%
Common stocks	18.3	Market comparables	Weighted average market capitalization price change %	(51.3)% to 48.3%	15.6%
Subtotal Level 3 securities	102.1
Pricing exemption securities	20.3
Total Level 3 securities	$122.4

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2022	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$95.3	Market comparables	Weighted average market capitalization price change %	(27.9)% to (12.7)%	20.1%
Subtotal Level 3 securities	95.3
Pricing exemption securities	20.1
Total Level 3 securities	$115.4

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2022	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$83.8	Market comparables	Weighted average market capitalization price change %	(0.6)% to 19.9%	10.5%
Common stocks	18.3	Market comparables	Weighted average market capitalization price change %	(42.5)% to 59.1%	0.3%
Subtotal Level 3 securities	102.1
Pricing exemption securities	19.8
Total Level 3 securities	$121.9

4. DEBT
Debt at each of the balance sheet periods consisted of:

	March 31, 2023		March 31, 2022		December 31, 2022
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
2.45% Senior Notes due 2027 (issued: $500.0, August 2016)	$498.3	$464.2	$497.8	$487.9	$498.2	$457.7
2.50% Senior Notes due 2027 (issued: $500.0, March 2022)	497.7	463.8	497.1	489.4	497.5	460.3
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	297.6	329.6	297.3	358.8	297.5	326.8
4.00% Senior Notes due 2029 (issued: $550.0, October 2018)	546.5	538.5	546.1	573.5	546.4	527.8
3.20% Senior Notes due 2030 (issued: $500.0, March 2020)	497.0	460.0	496.6	496.2	496.9	448.6
3.00% Senior Notes due 2032 (issued: $500.0, March 2022)	496.0	446.9	495.6	487.0	495.9	438.1
6.25% Senior Notes due 2032 (issued: $400.0, November 2002)	396.5	448.1	396.2	494.8	396.4	435.4
4.35% Senior Notes due 2044 (issued: $350.0, April 2014)	346.9	312.3	346.8	368.7	346.9	298.4
3.70% Senior Notes due 2045 (issued: $400.0, January 2015)	395.8	324.0	395.7	386.0	395.7	310.2
4.125% Senior Notes due 2047 (issued: $850.0, April 2017)	842.1	743.8	841.9	894.5	842.1	716.2
4.20% Senior Notes due 2048 (issued: $600.0, March 2018)	590.4	530.0	590.3	637.4	590.4	507.0
3.95% Senior Notes due 2050 (issued: $500.0, March 2020)	491.0	420.3	490.8	514.9	490.9	404.9
3.70% Senior Notes due 2052 (issued: $500.0, March 2022)	493.5	399.5	493.4	503.5	493.5	386.5
Total	$6,389.3	$5,881.0	$6,385.6	$6,692.6	$6,388.3	$5,717.9
There was no short-term debt outstanding at March 31, 2023 and 2022, and December 31, 2022.
The Progressive Corporation has a line of credit with PNC Bank, National Association (PNC), in the maximum principal amount of $250 million. See the 2022 Annual Report to Shareholders for a discussion of the terms of this line of credit. We had no borrowings under the line of credit during the periods presented.
5. INCOME TAXES
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At March 31, 2023 and 2022, and December 31, 2022, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. At March 31, 2023 and 2022, and December 31, 2022, the net deferred tax asset includes a gross deferred tax asset of $582.6 million, $364.3 million, and $742.9 million, respectively, related to unrealized losses on fixed-maturity securities. We believe this deferred tax asset will be realized based on the existence of prior year capital gains, current temporary differences related to unrealized gains in our equity portfolio, and other tax planning strategies.
At March 31, 2023 and 2022, and December 31, 2022, we had no reserves for uncertain tax positions.
The effective tax rate for the three months ended March 31, 2023, was 19.2%, compared to 19.6% for the same period last year.

6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Activity in the loss and loss adjustment expense reserves is summarized as follows:

	March 31,
(millions)	2023	2022
Balance at January 1	$30,359.3	$26,164.1
Less reinsurance recoverables on unpaid losses	5,559.2	4,733.6
Net balance at January 1	24,800.1	21,430.5
Incurred related to:
Current year	10,002.8	8,667.6
Prior years	621.2	190.8
Total incurred	10,624.0	8,858.4
Paid related to:
Current year	3,962.6	3,601.4
Prior years	5,736.2	4,691.7
Total paid	9,698.8	8,293.1
Net balance at March 31	25,725.3	21,995.8
Plus reinsurance recoverables on unpaid losses	5,301.1	4,758.4
Balance at March 31	$31,026.4	$26,754.2
We experienced unfavorable reserve development of $621.2 million and $190.8 million during the first three months of 2023 and 2022, respectively, which is reflected as “incurred related to prior years” in the table above.
First Quarter 2023
•The unfavorable prior year reserve development included approximately $498 million attributable to accident year 2022, $30 million to accident year 2021, and the remainder to accident years 2020 and prior.
•Our personal auto products incurred about $428 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with the Agency and Direct auto businesses each contributing about half. The unfavorable development was primarily attributable to higher than anticipated severity in auto property and physical damage coverages, higher than anticipated late reported injury claims, and, to a lessor extent, increased loss costs in Florida injury and medical coverages in small part due to the impact of the legislation enacted in March 2023 in Florida.
•Our Commercial Lines business experienced about $144 million of unfavorable development, primarily due to higher than anticipated severity of injury case reserves and higher than anticipated severity and frequency of late reported injury claims.
•Our Property business experienced $42 million of unfavorable development, primarily from higher than anticipated claims expenses and higher than anticipated severity in our homeowner liability peril and umbrella products.
First Quarter 2022
•The unfavorable prior year reserve development included $146 million attributable to accident year 2021, $23 million to accident year 2020, and the remainder to accident years 2019 and prior.
•Our personal auto products incurred about $106 million of unfavorable loss and LAE reserve development, with the Agency and Direct auto businesses each contributing about half. The unfavorable development was primarily attributable to higher than anticipated severity of auto property damage payments on previously closed claims.
•Our Commercial Lines business experienced about $99 million of unfavorable development, primarily due to injury claims settling at costs higher than originally anticipated.
•Our Property business experienced about $16 million of favorable development, primarily attributable to lower losses than anticipated on 2021 catastrophe events.
•Our special lines products experienced about $2 million of unfavorable development.
7. SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries. The amount of reverse repurchase commitments, which are not considered part of the investment portfolio, held by these subsidiaries at
March 31, 2023 and 2022, and December 31, 2022, were $177.5 million, $152.2 million, and $125.9 million, respectively. Restricted cash and cash equivalents include collateral held against unpaid deductibles and cash that is restricted to pay flood claims under the National Flood

Insurance Program’s “Write Your Own” program, for which certain subsidiaries are participants.
Non-cash activity included the following in the respective periods:

	Three Months Ended March 31,
(millions)	2023	2022
Common share dividends[1]	$58.5	$58.5
Operating lease liabilities[2]	9.3	10.8
1 Declared but unpaid. See Note 9 – Dividends for further discussion.
2 From obtaining right-of-use assets.
In the respective periods, we paid the following:

	Three Months Ended March 31,
(millions)	2023	2022
Income taxes	$0.1	$0
Interest	87.9	64.9
Operating lease liabilities	21.5	22.0
8. SEGMENT INFORMATION
Our Personal Lines segment writes insurance for personal autos and recreational vehicles (our special lines products). Our Commercial Lines segment writes auto-related liability and physical damage insurance, business-related general liability and property insurance predominately for small businesses, and workers’ compensation insurance primarily for the transportation industry. Our Property segment writes residential property insurance for homeowners, other property owners, and renters. Our service businesses provide insurance-related services, including serving as an agent for homeowners, general liability, and workers’ compensation insurance, among other products, through programs in our direct Personal Lines and Commercial Lines businesses. As previously disclosed in our 2022 Annual Report to Shareholders, during 2022, our contract to act as a servicing agent for processing Commercial Automobile Insurance Procedures/Plans (CAIP) business expired in 2022 and we did not renew the contract. This non-renewal did not materially affect our financial condition, results of operations, or cash flows. All segment revenues are generated from external customers; all intercompany transactions are eliminated in consolidation.
Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2023		2022
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$4,860.2	$162.6	$4,323.3	$288.6
Direct	5,717.4	(22.1)	4,793.6	150.4
Total Personal Lines[1]	10,577.6	140.5	9,116.9	439.0
Commercial Lines	2,356.1	37.2	2,127.2	202.4
Property[2]	598.7	(32.7)	558.1	8.3
Other indemnity[3]	0.7	(3.4)	0.7	(0.9)
Total underwriting operations	13,533.1	141.6	11,802.9	648.8
Fees and other revenues[4]	206.2	NA	174.0	NA
Service businesses	72.5	(9.8)	67.7	4.5
Investments[5]	491.4	485.9	(203.1)	(208.8)
Interest expense	NA	(63.3)	NA	(54.3)
Consolidated total	$14,303.2	$554.4	$11,841.5	$390.2
NA = Not applicable
1 Personal auto insurance accounted for 94% of the total Personal Lines segment net premiums earned during the three months ended March 31, 2023 and 2022; insurance for our special lines products (e.g., motorcycles, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three months ended March 31, 2023 and 2022, pretax profit (loss) included $5.0 million and $14.1 million, respectively, of amortization expense associated with intangible assets attributable to our Property segment. See Note 12 – Goodwill and Intangible Assets for further discussion.
3 Includes other underwriting business and run-off operations.
4 Pretax profit (loss) for fees and other revenues is allocated to operating segments based on revenue.
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

	Three Months Ended March 31,
	2023		2022
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	3.3%	96.7	6.7%	93.3
Direct	(0.4)	100.4	3.1	96.9
Total Personal Lines	1.3	98.7	4.8	95.2
Commercial Lines	1.6	98.4	9.5	90.5
Property[1]	(5.5)	105.5	1.5	98.5
Total underwriting operations	1.0	99.0	5.5	94.5
1 Included in the three months ended March 31, 2023 and 2022, is 0.8 points and 2.5 points, respectively, of amortization expense associated with intangible assets.
9. DIVIDENDS
Following is a summary of our common and preferred share dividends that were declared and/or paid during the three months ended March 31, 2023 and 2022:

(millions, except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Common – Quarterly Dividends:
March 2023	April 2023	$0.10	$58.5
December 2022	January 2023	0.10	58.5
March 2022	April 2022	0.10	58.5
December 2021	January 2022	0.10	58.5

Preferred Dividends:
December 2022	March 2023	26.875	13.4
December 2021	March 2022	26.875	13.4
1 The accrual is based on an estimate of shares outstanding as of the record date and recorded as a component of accounts payable, accrued expenses, and other liabilities on the consolidated balance sheets until paid; the prior year common share dividend accrual was reclassified into this line item from dividends payable on common shares to conform to the current year presentation.
Beginning March 15, 2023, the annual dividend rate for our Series B Preferred Shares switched to a floating rate equal to the three-month London Interbank Offered Rate (LIBOR), or a comparable successor base rate, plus a spread of 2.539% applied to the stated amount per share. During the floating rate period, dividends on the Series B Preferred Shares will be payable quarterly, if and when declared by the Board of Directors.

See Note 14 – Dividends in our 2022 Annual Report to Shareholders for a discussion of our quarterly and annual common share dividends and our preferred share dividend policies.

10. OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2022	$(3,556.9)	$754.9	$(2,802.0)	$(2,786.3)	$(14.5)	$(1.2)
Other comprehensive income (loss) before reclassifications:
Investment securities	705.6	(148.2)	557.4	557.4	0	0
Total other comprehensive income (loss) before reclassifications	705.6	(148.2)	557.4	557.4	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(57.9)	12.1	(45.8)	(45.8)	0	0
Interest expense	(0.1)	0	(0.1)	0	(0.1)	0
Total reclassification adjustment for amounts realized in net income	(58.0)	12.1	(45.9)	(45.8)	(0.1)	0
Total other comprehensive income (loss)	763.6	(160.3)	603.3	603.2	0.1	0
Balance at March 31, 2023	$(2,793.3)	$594.6	$(2,198.7)	$(2,183.1)	$(14.4)	$(1.2)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2021	$52.3	$(11.6)	$40.7	$56.2	$(14.9)	$(0.6)
Other comprehensive income (loss) before reclassifications:
Investment securities	(1,851.7)	388.9	(1,462.8)	(1,462.8)	0	0
Foreign currency translation adjustment	0.3	(0.1)	0.2	0	0	0.2
Total other comprehensive income (loss) before reclassifications	(1,851.4)	388.8	(1,462.6)	(1,462.8)	0	0.2
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(45.5)	9.6	(35.9)	(35.9)	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	(45.7)	9.6	(36.1)	(35.9)	(0.2)	0
Total other comprehensive income (loss)	(1,805.7)	379.2	(1,426.5)	(1,426.9)	0.2	0.2
Balance at March 31, 2022	$(1,753.4)	$367.6	$(1,385.8)	$(1,370.7)	$(14.7)	$(0.4)
In an effort to manage interest rate risk, we entered into forecasted transactions on certain of Progressive’s debt issuances. We expect to reclassify $0.6 million (pretax) into interest expense during the next 12 months, related to net unrealized losses on these forecasted transactions (see Note 4 – Debt in our 2022 Annual Report to Shareholders for further discussion).

11. LITIGATION
The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies written by our insurance subsidiaries in the ordinary course of business. We consider all legal actions relating to such claims in establishing our loss and loss adjustment expense reserves.
In addition, The Progressive Corporation and/or its subsidiaries are named as defendants in a number of class action or individual lawsuits that challenge certain of the operations of the subsidiaries. These cases include and/or typically have included those alleging damages as a result of, among other things: our subsidiaries’ methods used for evaluating and paying medical or injury claims or benefits, including, but not limited to, certain bodily injury, personal injury protection (PIP), uninsured motorist/underinsured motorist (UM/UIM), and medical payment claims and for reimbursing medical costs incurred by Medicare/Medicaid beneficiaries; other claims handling procedures, including, but not limited to, challenges relating to our network of repair facilities, our methods used for estimating physical damage to vehicles for repair purposes and for evaluating the actual cash value of total loss vehicles, the application of a negotiation adjustment in calculating total loss valuations, our payment of fees and taxes, our subrogation practices, our salvage practices, and our handling of diminution of value claims; homeowner claims handling practices and procedures; our assessment of fees related to insufficient funds or reversed payments; interpretations of the provisions of our insurance policies; our insurance product design; certain of our premium actions, including those in response to the COVID-19 pandemic; rating practices; certain marketing, sales, services, implementation and renewal practices and procedures, including with respect to accessibility; our usage-based insurance program; certain relationships with independent insurance agents; patent matters; alleged violation of the Telephone Consumer Protection Act; commercial disputes, including breach of contract; and certain employment practices, including claims relating to pay practices and fair employment practices, among other matters. As of March 31, 2023, lawsuits have been certified or conditionally certified as class/collective actions in cases alleging: we improperly value total loss claims in Florida, New York and Washington; we improperly fail to pay fees and taxes associated with total losses in Florida, Michigan and New York; we improperly adjust medical bills in Washington;
we improperly calculate basic economic loss as it relates to wage loss coverage in New York; we improperly fail to timely process and pay PIP claims in Texas; and that certain of our compensation practices and overtime payment practices are improper, including our classification of certain employees as exempt from overtime pay requirements. Other insurance companies face many of these same issues.
The nature and volume of litigation pending against The Progressive Corporation and/or its insurance subsidiaries is similar to that which was disclosed in Note 12 – Litigation in our 2022 Annual Report to Shareholders.
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
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at March 31, 2023 and 2022, or December 31, 2022, and there were no material settlements during 2022 or the first three months of 2023. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2022 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2022 Annual Report to Shareholders.

12. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The majority of the goodwill recorded as of March 31, 2023 and 2022, and December 31, 2022, related to the April 1, 2015, acquisition of a controlling interest in ARX Holding Corp. (ARX). During the three months ended March 31, 2023, there were no changes to the carrying amount of goodwill.
In the second quarter 2022, we performed an interim impairment test of our goodwill allocated to the ARX reporting unit and recorded an impairment loss of $224.8 million. The impairment loss was fully allocated to our Property operating segment. There were no previously recorded goodwill impairment losses on any of the outstanding goodwill. See Note 15 – Goodwill and Intangible Assets in our 2022 Annual Report to Shareholders for a discussion of our goodwill impairment evaluation.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets:

(millions)	March 31, 2023	March 31, 2022	December 31, 2022
Intangible assets subject to amortization	$68.5	$90.3	$73.9
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$80.9	$102.7	$86.3
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.
Intangible assets subject to amortization consisted of the following:

(millions)	March 31, 2023			March 31, 2022			December 31, 2022
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Agency relationships	$159.2	$91.0	$68.2	$159.2	$79.6	$79.6	$159.2	$88.1	$71.1
Software rights	69.1	69.1	0	69.1	60.5	8.6	69.1	67.0	2.1
Trade name	3.6	3.3	0.3	3.6	1.5	2.1	3.6	2.9	0.7
Total	$231.9	$163.4	$68.5	$231.9	$141.6	$90.3	$231.9	$158.0	$73.9
Amortization expense for the three months ended March 31, 2023 was $5.4 million, compared to $14.6 million for the same period last year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
I. OVERVIEW
During the first quarter 2023, The Progressive Corporation’s insurance subsidiaries recognized strong growth in both premiums written and policies in force, compared to the same period last year, but the underwriting margin fell short of our goal to earn 4% on an aggregate calendar-year basis.
Our combined ratio of 99.0 for the first quarter 2023 was 4.5 points higher than the same period last year. The variance from the prior year was due, in large part, to unfavorable prior accident years reserve development of 4.6 points for the first quarter 2023, compared to 1.6 points in the prior year first quarter. The development during the first quarter 2023 was primarily in our personal auto products and reflected higher than anticipated severity, more late reported injury claims than expected, and increased loss costs in Florida due, in part, to recently passed legislation in the state, as discussed below.
During the first quarter 2023, companywide net premiums written grew 22% over the first quarter last year with all operating segments contributing to the growth. We generated $16.1 billion of net premiums written, which was an increase of $2.9 billion, compared to first quarter 2022. We ended the quarter with 28.8 million policies in force, which was an increase of 2.3 million policies, or 9%, over March 2022, and 1.4 million, or 5%, over year-end 2022. We believe that the growth during the quarter, in part, reflected our price competitiveness as many competitors continued to take rate increases. While growth is an important objective, achieving our target profit margin takes precedence over growing premiums. As discussed below, we plan to take actions that we believe are necessary to allow us to achieve our calendar-year underwriting profitability goal of 4%, which could result in less premium and policy growth.
On a year-over-year basis, net income increased 43% for the first quarter 2023. This growth reflected increases in both our recurring investment income, which grew 73% over the first quarter last year, as well as recognizing $104.4 million of net holding period gains on our common equity portfolio this quarter, compared to $388.6 million of net holding period losses for the first quarter last year. These strong investment results were offset, in part, by a 78% decrease in our underwriting profit due to the reasons discussed above.
For the first quarter 2023, we recognized comprehensive income of $1.1 billion, compared to a comprehensive loss of $1.1 billion in the same period last year. The fair value of our fixed-maturity securities increased by $0.6 billion during the first quarter, compared to a decrease in fair value of $1.4 billion for the first quarter 2022. The change in fair value reflected a modest decline in interest rates during the first quarter 2023, compared to a significant rise in interest rates in the first quarter last year.
Total capital (debt plus shareholders’ equity) at March 31, 2023, was $23.3 billion, which was up $1.0 billion from year-end 2022, primarily due to our comprehensive income earned in the first quarter 2023.
A. Insurance Operations
During the first quarter 2023, our Personal Lines and Commercial Lines businesses generated an underwriting profit margin of 1.3% and 1.6%, respectively. Our Property operating segment recognized a 5.5% underwriting loss margin during the quarter, which included 24.3 points due to the significant losses incurred from tornado, wind, and thunderstorm catastrophe losses. The special lines products profitability during the first quarter 2023 contributed about a favorable 2 points to the Personal Lines underwriting margin for the quarter.
During the first quarter 2023, we experienced companywide unfavorable prior accident years reserve development of $621.2 million, or 4.6 points, as a result of claims settling for more than reserved and changes in our reserve estimates. Throughout the quarter, we continued to see volatility in our severity trends as the average costs to settle a claim increased over the same period last year.
Nearly 70% of the unfavorable development was in our personal auto products and primarily resulted from higher than anticipated severity and increases in incurred losses on previously closed claims. For the first quarter 2023, our personal auto incurred severity was up about 10%, while accident frequency was relatively flat on a year-over-year basis.
In addition, to a lesser extent, the unfavorable personal auto development reflected the impact of the recently passed legislation in Florida that resulted in a significant number of lawsuits being filed prior to its March 2023 effective date. While this tort reform could have a positive impact on the insurance industry in Florida in the long term, during the first quarter we increased our reserves for the potential exposure on existing claims, which had less than a one-point impact on our companywide combined ratio for the first quarter 2023. Since its passage, legislative efforts have arisen that, if adopted, could undo or dilute the potentially positive long-term benefits of the March legislation. We will continue to monitor the ever-changing regulatory environment and will respond as necessary.
Our Commercial Lines business represented almost 25% of the unfavorable development and was mainly due to late reported claims from prior accident periods and changes in reserve estimates (e.g., aging of the reserves, changes to estimates by adjusters, and inflation factors). The remaining unfavorable development was primarily in our Property business with our special lines products experiencing minor unfavorable development during the quarter.
During the first quarter 2023, we increased personal auto rates in 31 states, with an aggregate countrywide increase of about 4% and we continue to earn in the aggregate countrywide net increases of 13% that we took during 2022.
Returning to profitability in our Property business continues to remain a priority for us. In addition to our focus on shifting our concentration mix between states, we continued to adjust rates to address profitability concerns. In the first quarter 2023, we increased rates by about 3% across our Property product lines, bringing the trailing four quarters close to an aggregate rate increase of about 20%.
As stated above, we strongly believe that achieving our target profit margin takes precedence over growing premiums. With focus on achieving our calendar-year underwriting profitability goal of 4% and the fact that inflation has not abated, we are re-evaluating our rate plans and intend to be aggressive with raising rates over the remainder of the year in both our personal and commercial auto products. Of course, some of these rate increases will be subject to regulatory approval. We will also continue to monitor the factors that could impact our loss costs for both our vehicle and Property businesses, which can include new and used car prices, miles driven, driving patterns, loss severity, weather events, building materials, constructions costs, inflation, and other components, on a state-by-state basis, and these factors could change our current plans for rate increases. In addition, we routinely monitor our advertising spend and have recently begun to reduce these costs based on performance against our underwriting targets in certain markets and in certain types of advertising. As a result of these actions to address profitability, growth in premiums and/or policies in force could be adversely impacted.
For the first quarter 2023, net premiums written grew 22% on a companywide basis over the same period last year, primarily driven by new business applications and rate increases that continued through the first quarter 2023. Personal Lines grew 25%, Commercial Lines 15%, and Property 17%. Changes in net premiums written are a function of new business applications (i.e., policies sold), premium per policy, and retention.

The Personal Lines increase reflected growth in both our Agency and Direct businesses. On a year-over-year basis, new personal auto applications grew 83% for the first quarter 2023, compared to the first quarter 2022. During the quarter, we believe increased advertising spend and competitor rate increases spurred the new personal auto application growth, compared to the decreases in new auto applications experienced during the first half of 2022 when we took significant rate increases and reduced our advertising spend to focus on profitability.
The increase in net premiums written in our Commercial Lines business reflected growth in our transportation network company (TNC) business, due to rate increases on the renewal of certain TNC policies, an increase in projected mileage (which is the basis for determining premiums written for this business), and writing new TNC policies in three additional states. Excluding the growth from the TNC business, our Commercial Lines net premiums written growth was relatively flat for the first quarter 2023, compared to the same period last year. All of our business market targets (BMTs) experienced growth during the quarter, except our for-hire transportation BMT that reflected the continued slowdown in the rate of economic activity and deteriorating freight market conditions.
We have concentrated our recent growth in the Property business in markets that are less susceptible to catastrophes and have lower exposure to coastal and hail-prone states. New applications in the states where we are focused on growth were up about 30% over the first quarter last year. In regions where our appetite to write new business is limited, we are prioritizing Progressive auto bundles, as well as lower risk properties, such as new construction or homes with newer roofs. New applications were down about 10% in these more volatile weather states. In addition, the Property business benefited from growth in Robinsons, our bundled auto and home policies. In total, Property new applications were up 12% over the first quarter 2022.
During the quarter, the number of quotes and the rate of conversion increased in both the Direct auto and Agency auto channels, which contributed to the 83% increase in total personal auto new business applications on a year-over-year basis. This growth reflects that our competitors continued to raise rates to address their underwriting profitability issues. In addition, during the first quarter 2023, we increased advertising spend, which had a positive impact on our competitive positioning that we believe contributed to our new business application growth.
We believe a key element in improving the accuracy of our rating is Snapshot®, our usage-based insurance offering. During the first quarter 2023, the adoption rates for consumers enrolling in the program increased about 40% in Agency auto and nearly 20% in Direct auto, compared to the first quarter 2022. Snapshot is available in all states, other than California, and our latest segmentation model was available in states that represented about 45% of our countrywide personal auto premium at March 31, 2023. We continue to invest in our mobile application, with mobile devices being chosen for Snapshot monitoring for the majority of new enrollments.
During the first quarter 2023, on a year-over-year basis, average written premiums per policy grew 8% in personal auto, 1% in commercial auto, and 10% in Property. The growth primarily reflected rate increases taken throughout 2022 that continued into the first quarter 2023, in response to rising loss costs. Given that our commercial auto and

Property policies are predominately written for 12-month terms, compared to primarily 6-month policies in our personal auto business, rate actions take longer to earn in for these products.
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
We evaluate total auto retention using a trailing 12-month and a trailing 3-month policy life expectancy. The latter can reflect more volatility and is more sensitive to seasonality. As of the end of the first quarter 2023, our trailing 12-month total personal auto policy life expectancy decreased 16%, compared to last year. The Agency channel trailing 12-month measure was down 19% and the Direct channel was down 14%. We believe that the decreases in our trailing 12-month policy life expectancy primarily reflects the impact of the rate actions we have taken in prior years. Future rate increases could also adversely impact our retention. Although retention is still down from the prior year, we have seen improvement in our trailing 12-month policy life expectancy over the last several months. Our trailing 3-month policy life expectancy for total personal auto was up 10%, compared to the same period last year.
At the end of the first quarter 2023, our special lines trailing 12-month policy life expectancy increased 3%, Commercial Lines decreased 14%, and Property was flat, compared to the same period last year. The decrease in Commercial Lines was across all BMTs, but was primarily due to a decrease in for-hire transportation BMT demand.
B. Investments
The fair value of our investment portfolio was $56.7 billion at March 31, 2023, compared to $53.5 billion at
December 31, 2022. The increase from year-end 2022 reflects solid cash flows from operations and valuation increases in nearly all portfolio sectors.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At March 31, 2023, 9% of our portfolio was allocated to Group I securities and 91% to Group II securities, compared to 10% and 90%, respectively, at December 31, 2022.
Our recurring investment income generated a pretax book yield of 3.0% for the first quarter 2023, compared to 2.0% for the same period in 2022, due to the increase in interest rates on our floating-rate securities and the investment of cash and maturities at relatively higher interest rates. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 2.3% and (3.8)% for the first quarter 2023 and 2022, respectively. Our fixed-income and common stock portfolios had FTE total returns of 2.0% and 7.3%, respectively, for the first quarter 2023, compared to (3.6)% and (4.9)%, respectively, last year. The increase in the fixed-income return reflected portfolio valuation increases as interest rates declined during first quarter 2023. The common stock return increase reflected general market conditions.
At March 31, 2023, the fixed-income portfolio had a weighted average credit quality of AA and a duration of 3.0 years, compared to AA- and 3.1 years at March 31, 2022, and AA and 2.9 years at December 31, 2022.
The London Interbank Offered Rate (LIBOR) will cease as an official reference rate on June 30, 2023. The Federal Reserve Board identified the Secured Overnight Financing Rate (SOFR) as the recommended replacement to U.S. LIBOR. As of March 31, 2023, we owned 164 unique securities with an aggregate par value of $3.3 billion that are still based on LIBOR, with our other asset-backed securities, mainly collateralized loan obligations, making up the majority of these securities. Due to the provisions in the terms of the securities, which allows a change in the underlying rate if a rate is discontinued, we are expecting a relatively smooth transition to an alternate reference rate.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. As primarily an auto insurer, our claims liabilities generally have a short-term duration. Operations generated positive cash flows of $2.4 billion and $2.5 billion for the three months ended March 31, 2023 and 2022, respectively. We believe cash flows will remain positive in the reasonably foreseeable future and do not expect we will have a need to raise capital to support our operations in that timeframe, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
As of March 31, 2023, we held $29.9 billion in short-term investments and U.S. Treasury securities, which represented 53% of our total portfolio. Based on our portfolio allocation and investment strategies, we believe that we have sufficient readily available marketable securities to cover our claims payments and short-term obligations in the event our cash flow from operations were to be negative. While U.S. Treasury securities are viewed as having lower risk than many other investment opportunities, the U.S. Treasury announced it had reached its authorized borrowing limit and defaults under government obligations, including payments related to U.S. Treasury securities, could occur as soon as this summer. Although perhaps unlikely, it is possible that the federal government could fail to raise the federal debt ceiling to avoid default. Any such default would likely have a materially adverse impact on our cash flows and the value of our portfolio and our capital position. See Item 1A, Risk Factors in our Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2022 for a discussion of certain matters that may affect our portfolio and capital position.
Our total capital (debt plus shareholders’ equity) was $23.3 billion, at book value, at March 31, 2023, compared to $23.4 billion at March 31, 2022, and $22.3 billion at December 31, 2022. The increase from December primarily reflected the comprehensive income recognized during the first quarter 2023, primarily driven by the market impact on the valuation of our investment portfolio. Our debt-to-total capital ratio was 27.5% at March 31, 2023, 27.2% at March 31, 2022, and 28.7% at December 31, 2022, and, in each case, consistent with our financial policy of maintaining a ratio of less than 30%.
While our financial policies include a goal of maintaining debt below 30% of total capital at book value, we recognize that various factors, including rising interest rates, widening credits spreads, declines in the equity markets, or erosion in operating results, may result in that ratio exceeding 30% at times. In such a situation, as we did during 2022, we may choose to remain above 30% for some time, dependent upon market conditions and the capital needs of our operating businesses. We will continue to monitor this ratio, market conditions, and our capital needs going forward.
None of the covenants on our outstanding debt securities include rating or credit triggers that would require an adjustment of interest rates or an acceleration of principal payments in the event that our debt securities are downgraded by a rating agency. In April 2023, we amended the unsecured discretionary line of credit (the Line of Credit) with PNC Bank, National Association, and raised the maximum principal amount to $300 million from the previous amount of $250 million, with a new interest rate of 1-month term SOFR plus 1.10%. We did not engage in short-term borrowings, including any borrowings under our Line of Credit, to fund our operations or for liquidity purposes during the reported periods.
During the first three months of 2023, we returned capital to shareholders primarily through common share dividends and common share repurchases. In March 2023, our Board of Directors declared a $0.10 per common share dividend, or $58.5 million in the aggregate, that was paid in April 2023. In January 2023, we also paid common share dividends declared in the fourth quarter 2022, in the aggregate amount of $58.5 million, or $0.10 per share (see Note 9 – Dividends for further discussion). In addition to the common share dividends, in March 2023, we paid Series B Preferred Share dividends in the aggregate amount of $13.4 million.
Consistent with our financial policies, we repurchase common shares to neutralize dilution from equity-based compensation granted during the year and opportunistically when we believe our shares are trading below our determination of long-term fair value. During the first quarter 2023, we repurchased 0.2 million common shares, at a total cost of $32.7 million, to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our overall capital position, the capital strength of our subsidiaries, and potential capital needs to expand our business operations.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
Based upon our capital planning and forecasting efforts, we believe we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, anticipated quarterly dividends on our common shares and dividends on our Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future. At March 31, 2023, we had $4.1 billion in a consolidated, non-insurance subsidiary of the holding company that can be used to fund corporate obligations and provide additional capital to the insurance subsidiaries to fund potential future growth. As of March 31, 2023, our estimated consolidated statutory surplus was $18.5 billion.
During the first three months of 2023, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2022 Annual Report to Shareholders. There have not been any material changes in off-balance-sheet leverage, which includes purchase obligations and catastrophe excess of loss reinsurance contracts, from those disclosed in our 2022 Annual Report to Shareholders.
We may decide to raise additional capital to take advantage of attractive terms in the market and provide additional financial flexibility. We have an effective shelf registration with the U.S. Securities and Exchange Commission so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants, and units. The shelf registration enables us to raise funds from the offering of any securities covered by the shelf registration as well as any combination thereof, subject to market conditions.
III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in three segments: Personal Lines, Commercial Lines, and Property. As a component of our Personal Lines segment, we report our Agency and Direct business results to provide further understanding of our products by distribution channel.
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended March 31,
	2023	2022
Personal Lines
Agency	34%	34%
Direct	41	40
Total Personal Lines[1]	75	74
Commercial Lines	21	22
Property	4	4
Total underwriting operations	100%	100%
1 Personal auto products accounted for 95% of the total Personal Lines segment net premiums written during the three months ended March 31, 2023 and 2022, and our special lines products accounted for the balance.
Our Personal Lines business writes insurance for personal autos and special lines products (e.g., motorcycles, RVs, watercraft, and snowmobiles). Within Personal Lines, we often refer to our four consumer segments, which we refer to as:
•Sam - inconsistently insured;
•Diane - consistently insured and maybe a renter;
•Wrights - homeowners who do not bundle auto and home; and
•Robinsons - homeowners who bundle auto and home.

While our personal auto policies are primarily written for 6-month terms, we write 12-month auto policies in our Platinum agencies to promote bundled auto and home growth. At March 31, 2023 and 2022, 14% of our Agency auto policies in force were 12-month policies. To the extent our Agency application mix of annual policies grows, the shift in policy term could increase our written premium mix by channel as 12-month policies have about twice the amount of net premiums written compared to 6-month policies. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related liability and physical damage insurance, business-related general liability and property insurance predominately for small businesses, and workers’ compensation insurance primarily for the transportation industry. The majority of our Commercial Lines business is written through the independent agency channel although we continue to focus on growing our direct business. To serve our direct channel customers, we continue to expand our product offerings, including adding states where we offer our business owners policy (BOP) product, as well as adding these product offerings to our digital platform that serves direct small business consumers (BusinessQuote Explorer®). The direct commercial auto business, excluding our TNC business and Protective Insurance Corporation and subsidiaries (Protective Insurance), represented 11% of our commercial auto premiums written for the first quarter 2023, compared to 10% for the first quarter 2022. We write about 90% of Commercial Lines policies for 12-month terms.
Our Property business writes residential property insurance for homeowners, other property owners, renters, and umbrella products. We write the majority of our Property business through the independent agency channel. We continue to expand the direct distribution of our Property product offerings and, for the first quarter 2023, about a quarter of our Property business premiums were written in the direct channel. All of our Property policies are written for 12-month terms.

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

	Three Months Ended March 31,
	2023		2022
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Agency	$162.6	3.3%	$288.6	6.7%
Direct	(22.1)	(0.4)	150.4	3.1
Total Personal Lines	140.5	1.3	439.0	4.8
Commercial Lines	37.2	1.6	202.4	9.5
Property[1]	(32.7)	(5.5)	8.3	1.5
Other indemnity[2]	(3.4)	NM...	(0.9)	NM...
Total underwriting operations	$141.6	1.0%	$648.8	5.5%
1 For the three months ended March 31, 2023 and 2022, pretax profit (loss) includes $5.0 million and $14.1 million, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment. The year-over-year decrease in amortization expense reflects intangible assets that were fully amortized during the first quarter 2022.
2 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
For the three months ended March 31, 2023, the lower pretax underwriting profit, compared to the same period last year, primarily reflects the impact from unfavorable prior accident years reserve development and catastrophe losses incurred. During the first quarter 2023, we experienced unfavorable prior accident years reserve development of 4.6 points, compared to 1.6 points for the first quarter last year. We have continued to see volatility in our severity trends as inflation continued to influence higher vehicle prices and costs to repair vehicles. Our catastrophe losses reduced our underwriting profitability 1.8 points for the quarter, compared to 1.2 points in the first quarter 2022.
See the Losses and Loss Adjustment Expenses (LAE) section below for further discussion of our frequency and severity trends, reserve development and catastrophe losses incurred during the periods.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2023	2022	Change
Personal Lines – Agency
Loss & loss adjustment expense ratio	78.0	75.1	2.9
Underwriting expense ratio	18.7	18.2	0.5
Combined ratio	96.7	93.3	3.4
Personal Lines – Direct
Loss & loss adjustment expense ratio	79.7	77.2	2.5
Underwriting expense ratio	20.7	19.7	1.0
Combined ratio	100.4	96.9	3.5
Total Personal Lines
Loss & loss adjustment expense ratio	79.0	76.2	2.8
Underwriting expense ratio	19.7	19.0	0.7
Combined ratio	98.7	95.2	3.5
Commercial Lines
Loss & loss adjustment expense ratio	76.3	71.0	5.3
Underwriting expense ratio	22.1	19.5	2.6
Combined ratio	98.4	90.5	7.9
Property
Loss & loss adjustment expense ratio	75.4	70.6	4.8
Underwriting expense ratio[2]	30.1	27.9	2.2
Combined ratio[2]	105.5	98.5	7.0
Total Underwriting Operations
Loss & loss adjustment expense ratio	78.4	75.0	3.4
Underwriting expense ratio	20.6	19.5	1.1
Combined ratio	99.0	94.5	4.5
Accident year – Loss & loss adjustment expense ratio[3]	73.8	73.4	0.4
1 Ratios are expressed as a percentage of net premiums earned. The portion of fees and other revenues related to our loss adjustment activities are netted against loss adjustment expenses and the portion of fees and other revenues related to our underwriting operations are netted against underwriting expenses in the ratio calculations.
2 Included in the three months ended March 31, 2023 and 2022, are 0.8 points and 2.5 points, respectively, of amortization expense on acquisition-related intangible assets attributable to our Property segment.
3 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2023	2022
Change in net loss and LAE reserves	$925.2	$565.3
Paid losses and LAE	9,698.8	8,293.1
Total incurred losses and LAE	$10,624.0	$8,858.4
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
Our total loss and LAE ratio increased 3.4 points for the first quarter 2023, compared to the same period last year, primarily due to increased severity, unfavorable prior accident years reserve development, and higher catastrophe losses, in all of our operating segments, partially offset by the higher premium per policy due to rate increases. On an accident year basis, our first quarter loss and LAE ratio was 0.4 points higher than the first quarter 2022.
The following table shows our consolidated catastrophe losses and related combined ratio point impact, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended March 31,
	2023		2022
($ in millions)	$	Point[1]	$	Point[1]
Personal Lines	$92.1	0.9	$44.5	0.5
Commercial Lines	3.5	0.1	2.8	0.1
Property	145.3	24.3	99.3	17.8
Total net catastrophe losses incurred	$240.9	1.8	$146.6	1.2
1 Represents catastrophe losses incurred during the period, including the impact of reinsurance, as a percent of net premiums earned for each segment.

In the first quarter 2023, we were affected by 24 catastrophic weather events, compared to 11 events in the first quarter 2022. During the three months ended March 31, 2023, the majority of our catastrophe losses were due to tornadoes, thunderstorms, and hail throughout the United States. Netted against our catastrophe losses for the quarter was about a $40 million, or 0.3 points on a companywide basis, reduction to the loss estimate for Hurricane Ian in our vehicle businesses. There was no change to our estimate of the ultimate loss and allocated loss adjustment expenses (ALAE) from Hurricane Ian for our Property business during the first quarter 2023. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
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
We evaluate our reinsurance programs during the renewal process, if not more frequently, to ensure our programs continue to effectively address the company’s risk tolerance. During the first quarter 2023, we entered into a new aggregate excess of loss reinsurance contract that has multiple layers of coverage, with the first retention layer threshold ranging from $500 million to $575 million, excluding named tropical storms and hurricanes, and the second retention layer threshold of $600 million, including named tropical storms and hurricanes. The first and second layers provide coverage up to $100 million and $85 million, respectively. While the total coverage limit and per-event retention will evolve to fit the growth of our business, we expect to remain a consistent purchaser of reinsurance coverage. See Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of our various reinsurance programs. During the first quarter 2023, we did not exceed the annual retention thresholds under our 2023 catastrophe aggregate excess of loss program.
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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis, over the prior-year period was as follows:

Growth Over Prior Year Quarter
Coverage Type	2023
Bodily injury	10%
Collision	5
Personal injury protection	3
Property damage	15
Total	10
The year-over-year increase in severity, in part, reflects the impact of inflation, which continues to increase the valuation of used vehicles and total loss, repair, and medical costs.
To address inherent seasonality trends and lessen the effects of month-to-month variability in the commercial auto products, we use a trailing 12-month period in assessing severity. In the first quarter 2023, our commercial auto products’ incurred severity, excluding Protective Insurance and our TNC business, increased 5%, compared to the same period last year. Since the loss patterns in the TNC and Protective Insurance businesses are not indicative of our other commercial auto products, disclosing severity and frequency trends excluding those businesses is more representative of our overall experience for the majority of our commercial auto products.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our personal auto incurred frequency, on a calendar-year basis, over the prior-year period, was as follows:

Growth Over Prior Year Quarter
Coverage Type	2023
Bodily injury	7%
Collision	(6)
Personal injury protection	5
Property damage	2
Total	0
On a trailing 12-month basis, our commercial auto products’ incurred frequency, excluding Protective Insurance and our TNC business, increased 2% during the first quarter 2023, compared to the same period last year.
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
The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended March 31,
($ in millions)	2023		2022
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$0.3		$15.1
Current accident year	(140.8)		(38.8)
Calendar year actuarial adjustments	$(140.5)		$(23.7)
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustments	$0.3		$15.1
All other development	(621.5)		(205.9)
Total development	$(621.2)		$(190.8)
(Increase) decrease to calendar year combined ratio	(4.6)	pts.	(1.6)	pts.

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
About 70% of the total unfavorable development was in our personal auto products and primarily reflects higher than anticipated severity in auto property and physical damage coverages, higher than anticipated late reported injury claims, and increased loss costs in Florida injury and medical coverages. Part of the changes in Florida losses are due to the impact of recently passed legislation in Florida, which had less than a 1.0 point impact on the combined ratio for the first quarter 2023.
Our Commercial Lines business represented almost 25% of the unfavorable development for the quarter and was mainly due to higher than anticipated severity of injury case reserves and higher than anticipated severity and frequency of late reported injury claims.
The remaining unfavorable development for the first quarter 2023, was primarily in our Property business, and mostly due to higher than anticipated claims expenses and higher than anticipated severity in our homeowner liability peril and umbrella products.
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date the reserves are initially established until losses are fully developed. Our ability to meet this objective is impacted by many factors. Changes in case law, particularly in case law related to personal injury protection, can make it difficult to estimate reserves timely and with minimal variation. See Note 6 – Loss and Loss Adjustment Expense Reserves, for a more detailed discussion of our prior accident years development and Critical Accounting Policies in our 2022 Annual Report to Shareholders for discussion of the application of estimates and assumptions in the establishment of our loss reserves.
Underwriting Expenses
Underwriting expenses include policy acquisition costs and other underwriting expenses. The underwriting expense ratio is our underwriting expenses, net of certain fees and other revenues, expressed as a percentage of net premiums earned. For the first quarter 2023, our underwriting expense ratio was up 1.1 points, compared to the same period last year, primarily reflecting increases in our employee-related costs and advertising spend. In total, our companywide advertising spend increased 23%, or 0.4 points, compared to the first quarter 2022. As we continue to focus on profitability, we monitor advertising spend and will reduce these costs based on performance against our underwriting targets in certain markets and in certain types of advertising.
To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to policy acquisition, including advertising and agency commissions, from our underwriting expense ratio. During the first quarter 2023, our NAER increased 0.6 points, 2.0 points, and 1.2 points in our Personal Lines, Commercial Lines, and Property businesses, respectively, compared to the same period last year.

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

	Three Months Ended March 31,
($ in millions)	2023	2022	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$5,414.4	$4,516.4	20%
Direct	6,698.8	5,202.5	29
Total Personal Lines	12,113.2	9,718.9	25
Commercial Lines	3,366.9	2,925.7	15
Property	629.4	536.1	17
Other indemnity[1]	0.2	0.3	(33)
Total underwriting operations	$16,109.7	$13,181.0	22%
NET PREMIUMS EARNED
Personal Lines
Agency	$4,860.2	$4,323.3	12%
Direct	5,717.4	4,793.6	19
Total Personal Lines	10,577.6	9,116.9	16
Commercial Lines	2,356.1	2,127.2	11
Property	598.7	558.1	7
Other indemnity[1]	0.7	0.7	0
Total underwriting operations	$13,533.1	$11,802.9	15%
[1] Includes other underwriting business and run-off operations.
	March 31,
(thousands)	2023	2022	% Growth
POLICIES IN FORCE
Personal Lines
Agency auto	8,172.9	7,758.4	5%
Direct auto	10,995.5	9,541.3	15
Total auto	19,168.4	17,299.7	11
Special lines[1]	5,637.3	5,345.9	5
Personal Lines — total	24,805.7	22,645.6	10
Commercial Lines	1,071.2	999.8	7
Property	2,912.6	2,802.2	4
Companywide total	28,789.5	26,447.6	9%
[1] Includes insurance for motorcycles, watercraft, RVs, and similar items.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments. Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth.
As shown in the tables below, we measure retention by policy life expectancy. We review our customer retention for our personal auto products using both a trailing 3-month and a trailing 12-month period. We believe changes in policy life expectancy using a trailing 12-month period measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. Although using a trailing 3-month measure is sensitive to seasonality and can reflect more volatility, this measure is more responsive to current experience and generally can be an indicator of how our retention rates are moving.
D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year Quarter
	2023	2022
Applications
New	70%	(24)%
Renewal	1	5
Written premium per policy - Auto	8	6
Policy life expectancy - Auto
Trailing 3 months	10	(15)
Trailing 12 months	(16)	(5)
In our Personal Lines business, we experienced significant quote volume and new application growth in the first quarter 2023, which we believe was, in part, driven by competitor rate increases and increased media spend. The increase in new applications during the first quarter 2023 were primarily attributable to our personal auto products although we also had new application growth in our special lines products.
Personal auto policies in force grew between 7% and 12% across all four consumer segments during the first quarter 2023, compared to the same period last year. New business auto application growth was also up significantly across all segments during the quarter.
During the first quarter 2023, on a countrywide basis, we implemented personal auto rate increases in 31 states that, in the aggregate, increased rates about 4%, following rate increases of 13% during 2022. We believe that our prior year rate increases had a negative impact on our renewal business applications and trailing 12-month policy life expectancy. As competitors raised rates, our retention started to lengthen as evidenced by the growth in our trailing 3-month policy life expectancy.
Our written premium per policy increased during the first quarter 2023, primarily due to the rate increases taken in 2022, as previously discussed. Our focus on achieving our target underwriting profitability takes precedence over growth. We will continue to manage growth and profitability in accordance with our long-standing goal of growing as fast as we can, as long as we can provide great customer service, at or below a companywide 96 combined ratio on a calendar-year basis.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel. The channel discussions below are focused on personal auto insurance since this product accounted for 95% of the Personal Lines segment net premiums written during the first quarter 2023.
The Agency Business

	Growth Over Prior Year Quarter
	2023	2022
Applications - Auto
New	68%	(28)%
Renewal	(3)	1
Written premium per policy - Auto	10	8
Policy life expectancy - Auto
Trailing 3 months	10	(17)
Trailing 12 months	(19)	(6)
The Agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the first quarter 2023, 49 states and the District of Columbia generated new Agency auto application growth, including all of our top 10 largest Agency states. During the first quarter 2023, total auto applications increased 8%, due to growth in new applications. During the first quarter, each of our consumer segments experienced a significant increase in new applications year over year. Policies in force grew by single digit percentages in each consumer segment, except Sams who were flat, compared to the same period last year.
During the first quarter 2023, we experienced an increase in Agency auto quote volume of 14% and a 49% increase in the rate of conversion (i.e., converting a quote to a sale), with both increasing in each consumer segment. Written premium per policy for new and renewal Agency auto business increased 13% and 10%, respectively, compared to the first quarter 2022. The decrease in the trailing 12-month policy life expectancy was expected given the rate actions taken over the last year, while the increase in the trailing 3-month policy life expectancy shows what we believe to be our increased competitiveness in the marketplace.

The Direct Business

	Growth Over Prior Year Quarter
	2023	2022
Applications - Auto
New	92%	(25)%
Renewal	4	7
Written premium per policy - Auto	7	5
Policy life expectancy - Auto
Trailing 3 months	10	(12)
Trailing 12 months	(14)	(4)
The Direct business includes business written directly by Progressive online, through our Progressive mobile app, and over the phone. During the first quarter 2023, 48 states and the District of Columbia generated new auto application growth, including nine of our top 10 largest Direct states. During the first quarter 2023, total auto applications increased 19%, primarily due to growth in new applications. During the first quarter, each of our consumer segments experienced a significant increase in new applications year over year. Policies in force grew between 10% and 20% in each consumer segment, compared to the same period last year.
During the first quarter 2023, Direct auto quote volume increased 73% and conversion increased 13%, compared to the same period last year, with both increasing in each consumer segment. Despite taking rate increases, the increase we experienced in our quote volume primarily reflected competitors raising rates and our increased advertising spend compared to the first quarter 2022.
During the first quarter 2023, written premium per policy for new and renewal Direct auto business increased 7% and 9%, respectively, compared to the same period last year, primarily driven by rate increases. Consistent with our Agency business, the Direct business decrease in policy life expectancy for the trailing 12-months reflects the rate actions taken over the last year and the increase in the trailing 3-month measure shows what we believe to be our increased competitiveness in the marketplace.
E. Commercial Lines
Our Commercial Lines business operates in five traditional business markets, which include business auto, for-hire transportation, contractor, for-hire specialty, and tow markets, primarily written through the agency channel. We also write TNC business, BOP insurance, and, through Protective Insurance, larger fleet and workers’ compensation insurance for trucking, along with trucking industry independent contractors, and affinity programs.
The following table and discussion shows our commercial auto product, excluding our TNC, BOP, and Protective Insurance products. Year-over-year changes in our commercial auto product were as follows:

	Growth Over Prior Year Quarter
	2023	2022
Applications
New	2%	8%
Renewal	7	13
Written premium per policy	1	19
Policy life expectancy Trailing 12 months	(14)	7
During the first quarter 2023, commercial auto new application growth was positive in each of our business market targets, except for the for-hire transportation market, which reflects the continued slowdown in the rate of economic activity and deteriorating freight market conditions. During the first quarter 2023, we experienced a 3% increase in quote volume and a decrease of 1% in the rate of conversion, compared to the same period last year.
During the first quarter 2023, written premium per policy for new commercial auto business decreased 7%, while renewal business increased 6%, compared to the same period last year. The increase in written premiums were primarily due to rate increases and were partially offset by shifts in the mix of business. Our policy life expectancy decreased in all business market targets, primarily driven by our for-hire transportation business market. Given the rise in costs to operate a trucking business, many independent owner/operators, who were our core customers in the for-hire transportation business market, have begun to migrate back to leasing with larger motor carriers.

F. Property
The following table shows our year-over-year changes for our Property business:

	Growth Over Prior Year Quarter
	2023	2022
Applications
New	12%	(6)%
Renewal	6	12
Written premium per policy	10	5
Policy life expectancy Trailing 12 months	0	(7)
Our Property business writes residential property insurance for homeowners, other property owners, and renters, and umbrella insurance in the agency and direct channels. During the first quarter 2023, the increase in new applications experienced in our Property business was primarily due to underwriting changes made in an effort to promote growth in less volatile weather states and increased advertising spending.
Improving profitability and reducing concentration exposure continued to be the top priority for our Property business during the first quarter 2023. We have concentrated our growth in the Property business in markets that are less susceptible to catastrophes and have lower exposure to coastal and hail-prone states. New applications in these growth-oriented states were up about 30% over the first quarter last year. In regions where our appetite to write new business is limited, we are prioritizing Progressive auto bundles, as well as lower risk properties, such as new construction or homes with newer roofs. New applications were down just over 10% in these more volatile weather states. In addition, we increased rates an average of about 3% in our Property segment during the first quarter 2023.
The increase in our written premium per policy, compared to the first quarter last year, was primarily due to rate increases taken over the last 12 months and providing higher premium coverages to account for inflation. The written premium per policy increase was partially offset by a shift in the mix of business to a larger share of renters policies, which have lower written premiums per policy, and less homeowners growth in volatile states that have higher average premiums. We intend to continue to make targeted rate increases in states where we believe it is necessary to achieve our profitability targets.

G. Income Taxes
At March 31, 2023 and 2022, and December 31, 2022, we had net current income taxes payable of $203.3 million, $201.1 million, and $10.9 million, respectively, which were reported in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. The increase in the payable balance at March 31, 2023 and 2022, compared to December 31, 2022, in part reflects that first quarter estimated payments are not due until the second quarter of the year.
A deferred tax asset or liability is a tax benefit or expense, respectively, that is expected to be realized in a future tax return. At March 31, 2023 and 2022, and December 31, 2022, we reported net federal deferred tax assets of $1.1 billion, $0.4 billion, and $1.1 billion, respectively.
We are required to assess our deferred tax assets for recoverability and, based on our analysis, determined that we did not need a valuation allowance on our gross deferred tax assets in each period. Although realization of the gross deferred tax assets is not assured, management believes it is more likely than not that the gross deferred tax assets will be realized based on our expectation we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. We believe our deferred tax assets related to net unrealized losses on fixed-maturity securities will be realized based on the existence of prior year capital gains, current temporary differences related to unrealized gains in our equity portfolio, and other tax planning strategies.
Our effective tax rate for the three months ended March 31, 2023, was 19.2%, compared to 19.6% for the same period last year.
Consistent with prior years, we had no uncertain tax positions. See Note 5 – Income Taxes for further information.

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
The following table summarizes investment results for the periods ended March 31:

	Three Months
	2023	2022
Pretax recurring investment book yield (annualized)	3.0%	2.0%
FTE total return:
Fixed-income securities	2.0	(3.6)
Common stocks	7.3	(4.9)
Total portfolio	2.3	(3.8)

The increase in the book yield, compared to last year, primarily reflected investing new cash from operations and proceeds from maturing bonds at higher interest rates and an increase in interest rates on our floating-rate securities. The increase in the fixed-income total return, compared to last year, reflected the impact of declining interest rates, while the increase in common stocks reflected general market conditions.
A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended March 31, follows:

	Three Months
	2023	2022
Fixed-income securities:
U.S. Treasury Notes	2.4%	(4.1)%
Municipal bonds	2.7	(4.9)
Corporate bonds	2.6	(3.6)
Residential mortgage-backed securities	2.0	(0.9)
Commercial mortgage-backed securities	1.0	(4.3)
Other asset-backed securities	1.9	(1.5)
Preferred stocks	(4.1)	(3.1)
Short-term investments	1.1	<0.1

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Average Rating[1]
March 31, 2023
U.S. government obligations	$27,350.1	48.3%	3.7	AAA
State and local government obligations	2,061.6	3.6	3.4	AA+
Foreign government obligations	15.8	0.1	3.3	AAA
Corporate debt securities	10,681.3	18.8	3.0	BBB
Residential mortgage-backed securities	630.0	1.1	0.4	A
Commercial mortgage-backed securities	4,503.0	7.9	2.5	A
Other asset-backed securities	4,865.8	8.6	1.1	AA
Preferred stocks	1,260.4	2.2	2.5	BBB-
Short-term investments	2,524.1	4.5	<0.1	AA+
Total fixed-income securities	53,892.1	95.1	3.0	AA
Common equities	2,794.3	4.9	na	na
Total portfolio[2]	$56,686.4	100.0%	3.0	AA
March 31, 2022
U.S. government obligations	$19,528.8	36.7%	3.9	AAA
State and local government obligations	2,144.2	4.0	3.4	AA+
Foreign government obligations	17.4	0.1	4.3	AAA
Corporate debt securities	11,280.0	21.2	3.1	BBB
Residential mortgage-backed securities	951.1	1.8	0.3	A-
Commercial mortgage-backed securities	6,918.5	13.0	2.7	A+
Other asset-backed securities	5,255.9	9.9	1.2	AA
Preferred stocks	1,748.0	3.3	3.5	BBB-
Short-term investments	529.9	1.0	0.2	A-
Total fixed-income securities	48,373.8	91.0	3.1	AA-
Common equities	4,812.6	9.0	na	na
Total portfolio[2]	$53,186.4	100.0%	3.1	AA-
December 31, 2022
U.S. government obligations	$25,167.4	47.0%	3.7	AAA
State and local government obligations	1,977.1	3.7	3.5	AA+
Foreign government obligations	15.5	0.1	3.5	AAA
Corporate debt securities	9,412.7	17.6	2.8	BBB
Residential mortgage-backed securities	666.8	1.2	0.4	A
Commercial mortgage-backed securities	4,663.5	8.7	2.7	A+
Other asset-backed securities	4,564.6	8.5	1.1	AA+
Preferred stocks	1,397.5	2.6	2.8	BBB-
Short-term investments	2,861.7	5.4	0.1	AAA-
Total fixed-income securities	50,726.8	94.8	2.9	AA
Common equities	2,821.5	5.2	na	na
Total portfolio[2]	$53,548.3	100.0%	2.9	AA
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
2 At March 31, 2023 and 2022, we had $22.8 million, and $356.0 million, respectively, of net unsettled security purchase transactions included in other liabilities, compared to $34.4 million included in other assets at December 31, 2022.
The total fair value of the portfolio at March 31, 2023 and 2022, and December 31, 2022, included $4.1 billion, $5.1 billion, and $4.4 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

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
The following table shows the composition of our Group I and Group II securities:

	March 31, 2023		March 31, 2022		December 31, 2022
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$1,019.5	1.8%	$2,265.0	4.3%	$1,249.2	2.3%
Redeemable preferred stocks[1]	90.8	0.2	110.2	0.2	92.1	0.2
Nonredeemable preferred stocks	1,078.8	1.9	1,527.5	2.9	1,213.2	2.3
Common equities	2,794.3	4.9	4,812.6	9.0	2,821.5	5.2
Total Group I securities	4,983.4	8.8	8,715.3	16.4	5,376.0	10.0
Group II securities:
Other fixed maturities	49,178.9	86.7	43,941.2	82.6	45,310.6	84.6
Short-term investments	2,524.1	4.5	529.9	1.0	2,861.7	5.4
Total Group II securities	51,703.0	91.2	44,471.1	83.6	48,172.3	90.0
Total portfolio	$56,686.4	100.0%	$53,186.4	100.0%	$53,548.3	100.0%
1 We did not hold any non-investment-grade redeemable preferred stocks at March 31, 2023 and 2022, or December 31, 2022.
To determine the allocation between Group I and Group II, we use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) to classify our residential and commercial mortgage-backed securities, excluding interest-only (IO) securities, and the credit ratings from nationally recognized statistical rating organizations (NRSRO) to classify all other debt securities. NAIC ratings are based on a model that considers the book price of our securities when assessing the probability of future losses in assigning a credit rating. As a result, NAIC ratings can vary from credit ratings issued by NRSROs. Management believes NAIC ratings more accurately reflect our risk profile when determining the asset allocation between Group I and Group II securities.

Unrealized Gains and Losses
During the first quarter 2023, our total net unrealized losses on fixed-maturity securities decreased $0.6 billion, resulting from declining interest rates during the period, compared to an increase in net unrealized losses of $1.4 billion in the first quarter of last year when interest rates were rising. The valuation changes for both periods were primarily in our U.S. government and corporate debt portfolios, with our commercial mortgage-backed securities also declining in value during the first quarter last year. As of March 31, 2023, our fixed-maturity portfolio had total after-tax net unrealized losses, which are recorded as part of accumulated other comprehensive income (loss) on the consolidated balance sheets, of $2.2 billion, compared to $1.4 billion and $2.8 billion at March 31, 2022 and December 31, 2022, respectively.

See Note 2 – Investments for a further break-out of our gross unrealized gains (losses).

Holding Period Gains and Losses
The following table provides the balance and activity for both the gross and net holding period gains (losses) for the three months ended March 31, 2023:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2022
Hybrid fixed-maturity securities	$1.3	$(75.8)	$(74.5)
Equity securities[1]	2,026.6	(182.2)	1,844.4
Total holding period securities	2,027.9	(258.0)	1,769.9
Current year change in holding period securities
Hybrid fixed-maturity securities	0.6	13.3	13.9
Equity securities[1]	45.2	45.3	90.5
Total changes in holding period securities	45.8	58.6	104.4
Balance at March 31, 2023
Hybrid fixed-maturity securities	1.9	(62.5)	(60.6)
Equity securities[1]	2,071.8	(136.9)	1,934.9
Total holding period securities	$2,073.7	$(199.4)	$1,874.3
1Equity securities include common equities and nonredeemable preferred stocks.
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

Interest Rate Risk Our duration of 3.0 years at March 31, 2023, 3.1 years at March 31, 2022, and 2.9 years at December 31, 2022 fell within our acceptable range of 1.5 to 5 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution (excluding short-term securities)	March 31, 2023	March 31, 2022	December 31, 2022
1 year	19.2%	16.2%	17.5%
2 years	14.0	18.5	16.9
3 years	22.5	24.9	21.3
5 years	26.9	20.0	25.1
7 years	12.8	14.8	14.0
10 years	4.6	5.6	5.2
Total fixed-income portfolio	100.0%	100.0%	100.0%

Credit Risk This exposure is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs. At both March 31, 2023 and December 31, 2022, our credit quality rating was AA and at March 31, 2022 it was AA-. The credit quality distribution of the fixed-income portfolio was:

Average Rating[1]	March 31, 2023	March 31, 2022	December 31, 2022
AAA	65.2%	54.2%	65.5%
AA	6.1	8.8	6.4
A	7.5	8.8	7.6
BBB	18.7	22.2	17.2
Non-investment grade/non-rated
BB	2.0	4.7	2.5
B	0.3	1.0	0.5
CCC and lower	0.1	0.1	0.1
Non-rated	0.1	0.2	0.2
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The ratings in the table above are assigned by NRSROs.

Concentration Risk We did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our thresholds during the first quarter 2023.

Prepayment and Extension Risk We did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the first quarter 2023.

Liquidity Risk Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $4.3 billion, or 19%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2023. Cash from interest and dividend payments and our short-term portfolio provide additional sources of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at March 31, 2023:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$1,961.0	0.7
One to two years	4,469.4	1.5
Two to three years	4,065.4	2.5
Three to five years	10,295.7	4.1
Five to seven years	4,495.2	5.6
Seven to ten years	2,063.4	7.8
Total U.S. Treasury Notes	$27,350.1	3.7

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Average Rating (at period end)[1]
March 31, 2023
Residential mortgage-backed securities	$630.0	$(16.1)	6.3%	0.4	A
Commercial mortgage-backed securities	4,503.0	(749.6)	45.0	2.5	A
Other asset-backed securities	4,865.8	(220.7)	48.7	1.1	AA
Total asset-backed securities	$9,998.8	$(986.4)	100.0%	1.7	AA-
March 31, 2022
Residential mortgage-backed securities	$951.1	$(4.0)	7.3%	0.3	A-
Commercial mortgage-backed securities	6,918.5	(377.9)	52.7	2.7	A+
Other asset-backed securities	5,255.9	(102.5)	40.0	1.2	AA
Total asset-backed securities	$13,125.5	$(484.4)	100.0%	1.9	AA-
December 31, 2022
Residential mortgage-backed securities	$666.8	$(17.2)	6.7%	0.4	A
Commercial mortgage-backed securities	4,663.5	(782.5)	47.1	2.7	A+
Other asset-backed securities	4,564.6	(259.6)	46.2	1.1	AA+
Total asset-backed securities	$9,894.9	$(1,059.3)	100.0%	1.8	AA-
1 The credit quality ratings in the table above are assigned by NRSROs.
Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at March 31, 2023, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at March 31, 2023)
($ in millions) Average Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$115.8	$1.1	$116.9	18.5%
AA	25.2	0.4	25.6	4.0
A	370.9	0	370.9	58.9
BBB	108.9	0	108.9	17.3
Non-investment grade/non-rated:
BB	0.3	0	0.3	0.1
B	0.1	0	0.1	0.1
CCC and lower	1.8	0	1.8	0.2
Non-rated	5.5	0	5.5	0.9
Total fair value	$628.5	$1.5	$630.0	100.0%
Increase (decrease) in value	(3.8)%	(3.6)%	(3.8)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our RMBS, 100% of our non-investment-grade securities were rated investment grade and reported as Group II securities.
2 The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S.Department of Veteran Affairs (VA). .

In the residential mortgage-backed sector, our portfolio consists of deals that are backed by high-credit quality borrowers or have strong structural protections through underlying loan collateralization. During the first quarter 2023, the portfolio decreased as a result of maturities on securities and we did not have any purchase or sales activity.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at March 31, 2023, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at March 31, 2023)
($ in millions) Average Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$209.9	$1,126.3	$1,336.2	29.7%
AA	0	986.9	986.9	21.9
A	0	920.5	920.5	20.4
BBB	0	882.9	882.9	19.6
Non-investment grade/non-rated:
BB	0	376.4	376.4	8.3
CCC and lower	0.1	0	0.1	0.1
Total fair value	$210.0	$4,293.0	$4,503.0	100.0%
Increase (decrease) in value	(5.2)%	(14.7)%	(14.3)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our CMBS, 30% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.

The CMBS portfolio experienced heightened volatility in the first quarter 2023, as commercial real estate has been a focal point of investor concern. In addition to concerns around employees returning to the office, stress in the regional banking sector could translate into less availability of financing for this asset class. New issuance has remained slow in the single-asset single-borrower (SASB) market and liquidity has continued to be challenged. Given continued uncertainty about the future trajectory of the economy and its impact on real estate, we reduced certain positions, during the quarter, that we believed would be sensitive to potential future economic weakness. As of the end of the first quarter 2023, we had no delinquencies in our CMBS portfolio.
With renewed focus on the commercial real estate sector, the following table shows the composition of our CMBS portfolio by maturity year and sector:

Commercial Mortgage-Backed Securities Sector Details (at March 31, 2023)
($ in millions) Maturity[1]	Office	Lab Office	Multi-family	Multi-family IO	Retail	Industrial	Self- Storage	Casino	Defeased	Total	Average Original LTV	Average Current DSCR
2023	$103.4	$0	$0	$33.5	$0	$0	$0	$0	$22.8	$159.7	53.7%	3.7
2024	169.4	24.1	21.7	40.4	36.7	176.0	155.8	0	0	624.1	57.3	2.2
2025	7.7	41.3	0	36.8	63.2	42.6	0	0	0	191.6	67.0	1.8
2026	556.4	79.8	328.4	32.8	0	116.2	76.1	106.4	0	1,296.1	62.0	1.8
2027	432.3	0	51.8	29.6	0	115.4	256.4	0	0	885.5	59.3	1.8
2028	256.6	0	0	22.5	0	0	0	0	0	279.1	51.9	3.2
2029	482.6	0	0	10.7	0	0	0	62.3	0	555.6	57.6	3.0
2030	72.5	54.6	0	3.7	0	0	0	83.3	0	214.1	55.5	3.1
2031	213.1	84.1	0	0	0	0	0	0	0	297.2	66.5	1.9
Total fair value	$2,294.0	$283.9	$401.9	$210.0	$99.9	$450.2	$488.3	$252.0	$22.8	$4,503.0
LTV= loan to value
DSCR= debt service coverage ratio
1The floating-rate securities were extended to their full maturity and fixed-rate securities are shown to their anticipated repayment date (if applicable) or otherwise, their maturity date.

We show the average loan to value (LTV) of each maturity year when the loans were originated. The LTV ratio that management uses, which is commonly expressed as a percentage, compares the size of the entire mortgage loan to the appraised value of the underlying property collateralizing the loan at issuance. A LTV ratio less than 100% indicates excess collateral value over the loan amount. LTV ratios greater than 100% indicate that the loan amount exceeds the collateral value. We believe this ratio provides a conservative view of our actual risk of loss, as this number displays the entire mortgage LTV, while our ownership is only a portion of the structure of the mortgage loan-backed security. For many of the mortgage loans in our portfolio, our exposure is in a more senior part of the structure, which means that the LTV on our actual exposure is even lower than the ratios presented.

In addition to the LTV ratio, we also examine the credit of our CMBS portfolio by reviewing the debt service coverage ratio (DSCR) of the securities. The DSCR ratio compares the underlying property's annual net operating income to its annual debt service payments. DSCR ratios less than 1.0 times indicate that property operations do not generate enough income over the debt service payments, while a DSCR ratio greater than 1.0 times indicates that there is an excess of operating income over the debt service payments. A number above 1.0 generally indicates that there would not be an incentive for the borrower to default in light of the borrower's excess income. The DSCR calculation reported in the table is calculated based on the most currently available net operating income and mortgage payments for the borrower, which, for most securities, is full year 2022 data.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at March 31, 2023, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at March 31, 2023)
($ in millions) Average Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$1,154.0	$1,072.8	$39.1	$0	$533.7	$228.9	$3,028.5	62.3%
AA	86.7	576.6	5.1	0	98.2	12.8	779.4	16.0
A	12.0	0	6.6	0	131.6	138.7	288.9	5.9
BBB	6.7	0	0	696.6	0	35.2	738.5	15.2
Non-investment grade/non-rated:
BB	0	0	0	0	0	30.5	30.5	0.6
Total fair value	$1,259.4	$1,649.4	$50.8	$696.6	$763.5	$446.1	$4,865.8	100.0%
Increase (decrease) in value	(0.9)%	(4.8)%	(10.3)%	(9.6)%	(1.3)%	(7.7)%	(4.4)%

During the first quarter 2023, we selectively added to our automobile, equipment, and whole business securitization as we viewed spreads, and potential returns, across this sector to be attractive. Our automobile and equipment additions were mainly through new issue purchases, primarily focusing on higher credit tranche securities in the capital structure.
MUNICIPAL SECURITIES
The following table details the credit quality rating of our municipal securities at March 31, 2023, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2023)
(millions) Average Rating	General Obligations	Revenue Bonds	Total
AAA	$567.7	$308.1	$875.8
AA	441.3	705.3	1,146.6
A	0	37.2	37.2
BBB	0	1.8	1.8
Non-rated	0	0.2	0.2
Total	$1,009.0	$1,052.6	$2,061.6
Included in revenue bonds were $502.3 million of single-family housing revenue bonds issued by state housing finance agencies, of which $311.0 million were supported by individual mortgages held by the state housing finance agencies and $191.3 million were supported by mortgage-backed securities.

Of the programs supported by mortgage-backed securities, 84% were collateralized by Ginnie Mae mortgages, which are fully guaranteed by the U.S. government; the remaining 16% were collateralized by Fannie Mae and Freddie Mac mortgages. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by the Federal Housing Administration, the U.S. Department of Veterans Affairs, or private mortgage insurance providers.
Credit spreads of both tax-exempt and taxable municipal bonds tightened during the first quarter 2023. Our allocation to this sector declined modestly during the quarter.

CORPORATE DEBT SECURITIES
The following table details the credit quality rating of our corporate debt securities at March 31, 2023:

Corporate Securities (at March 31, 2023)
(millions) Average Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$50.8	$0	$0	$0	$50.8
AA	64.1	0	0	443.0	0	0	62.0	569.1
A	392.5	232.4	121.3	1,114.3	68.5	115.1	348.7	2,392.8
BBB	2,615.0	1,337.1	310.8	1,027.9	559.7	12.7	1,079.4	6,942.6
Non-investment grade/non-rated:
BB	175.0	124.1	105.7	82.2	24.1	0	37.4	548.5
B	147.5	0	0	0	0	25.1	0	172.6
CCC and lower	4.9	0	0	0	0	0	0	4.9
Total fair value	$3,399.0	$1,693.6	$537.8	$2,718.2	$652.3	$152.9	$1,527.5	$10,681.3

The size of our corporate debt portfolio increased to $10.7 billion at March 31, 2023 from $9.4 billion at December 31, 2022 as we increased our allocation to the investment-grade corporate sector. At the same time, we continued to reduce our exposure to high-yield securities given a less certain macro environment and less attractive risk/reward profile of these securities. At March 31, 2023, our corporate debt securities made up approximately 20% of the fixed-income portfolio, compared to approximately 19% at December 31, 2022.

We slightly lengthened the maturity profile of the corporate debt portfolio during the first quarter 2023. The duration of the corporate portfolio was 3.0 years at March 31, 2023, compared to 2.8 years at December 31, 2022, as our purchases focused on securities with somewhat longer maturities which provided attractive risk reward profiles.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
The table below shows the exposure break-down by sector and rating at March 31, 2023:

Preferred Stocks (at March 31, 2023)
	Financial Services
(millions) Average Rating	U.S. Banks	Foreign Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$734.1	$30.4	$87.5	$27.6	$132.8	$41.9	$1,054.3
Non-investment grade/non-rated:
BB	64.9	20.0	0	0	0	37.4	122.3
Non-rated	0	0	43.8	23.6	16.4	0	83.8
Total fair value	$799.0	$50.4	$131.3	$51.2	$149.2	$79.3	$1,260.4
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
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. During the quarter, we had exposure to one institution that was put into receivership by the Federal Deposit Insurance Corporation in March 2023. The effect of this action, along with broader weakness in securities issued by financial institutions, drove the majority of the decline in the portfolio’s value from $1.4 billion at December 31, 2022 to $1.3 billion at March 31, 2023. Additionally, we had an industrial position that was called during the quarter. Approximately 82% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.

Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	March 31, 2023		March 31, 2022		December 31, 2022
Common stocks	$2,774.0	99.3%	$4,792.5	99.6%	$2,801.7	99.3%
Other risk investments[1]	20.3	0.7	20.1	0.4	19.8	0.7
Total common equities	$2,794.3	100.0%	$4,812.6	100.0%	$2,821.5	100.0%
1The other risk investments consist of limited partnership interests.
The majority of our common stock portfolio consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 787 out of 1,007, or 78%, of the common stocks comprising the index at March 31, 2023, which made up 95% of the total market capitalization of the index. At March 31, 2023 and 2022, and December 31, 2022, the year-to-date total return, based on GAAP income, was within our targeted tracking error, which is +/- 50 basis points.
During 2022, we sold common equity securities, which were in a realized gain position, as part of our plan to incrementally reduce risk in the portfolio in response to the potential of a more difficult economic environment over the near term.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that certain statements in this report not based upon historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements often use words such as “estimate,” “expect,” “intend,” “plan,” “believe,” “goal,” “target,” “anticipate,” “will,” “could,” “likely,” “may,” “should,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. Forward-looking statements are not guarantees of future performance, are based on current expectations and projections about future events, and are subject to certain risks, assumptions and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to:

•our ability to underwrite and price risks accurately and to charge adequate rates to policyholders;
•our ability to establish accurate loss reserves;
•the impact of severe weather, other catastrophe events and climate change;
•the effectiveness of our reinsurance programs and the continued availability of reinsurance and performance by reinsurers;
•the secure and uninterrupted operation of the systems, facilities and business functions and the operation of various third-party systems that are critical to our business;
•the impacts of a security breach or other attack involving our technology systems or the systems of one or more of our vendors;
•our ability to maintain a recognized and trusted brand and reputation;
•whether we innovate effectively and respond to our competitors’ initiatives;
•whether we effectively manage complexity as we develop and deliver products and customer experiences;
•our ability to attract, develop and retain talent and maintain appropriate staffing levels;
•the impact of misconduct or fraudulent acts by employees, agents, and third parties to our business and/or exposure to regulatory assessments;
•the highly competitive nature of property-casualty insurance markets;
•whether we adjust claims accurately;
•compliance with complex and changing laws and regulations;
•litigation challenging our business practices, and those of our competitors and other companies;
•the success of our business strategy and efforts to acquire or develop new products or enter into new areas of business and navigate related risks;
•how intellectual property rights affect our competitiveness and our business operations;
•the performance of our fixed-income and equity investment portfolios;
•the impact on our investment returns and strategies from regulations and societal pressures relating to environmental, social, governance and other public policy matters;
•the elimination of the London Interbank Offered Rate;
•our continued ability to access our cash accounts and/or convert investments into cash on favorable terms;
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
•the impacts of epidemics, pandemics or other widespread health risks; and
•other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission, including, without limitation, the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2022.

Any forward-looking statements are made only as of the date presented. Except as required by applicable law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or developments or otherwise.

In addition, investors should be aware that accounting principles generally accepted in the United States prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when we establish reserves for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.0 years at March 31, 2023, 3.1 years at March 31, 2022, and 2.9 years December 31, 2022. The weighted average beta of the equity portfolio was 1.02 at March 31, 2023, 1.04 at March 31, 2022, and 1.0 at December 31, 2022. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of legal proceedings see Note 11 – Litigation to the consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes in the risk factors from those discussed in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2023 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	229,106	$129.54	800,854	24,199,146
February	19,038	141.51	819,892	24,180,108
March	2,135	143.18	822,027	24,177,973
Total	250,279	$130.56
In May 2022, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the first quarter 2023, all repurchases were accomplished in conjunction with our equity incentive awards at the then-current market prices; there were no open market purchases during the quarter.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.
Item 5. Other Information.
•President and CEO Susan Patricia Griffith’s quarterly letter to shareholders is included as Exhibit 99 to this Quarterly Report on Form 10-Q.
•On April 28, 2023, The Progressive Corporation entered into an Amendment to Discretionary Line Documents (the Amendment) to its unsecured, discretionary line of credit dated April 28, 2017, as amended (the Line of Credit), between The Progressive Corporation and PNC Bank, National Association (PNC), to renew the Line of Credit. The Amendment increased the Line of Credit to a principal amount of $300 million from $250 million and extended the expiration date to April 30, 2024. Subject to the terms and conditions of the Line of Credit documents, advances under the Line of Credit (if any) will bear interest at a variable rate equal to 1-month term Secured Overnight Financing Rate (SOFR) plus 1.10%. Each advance under the Line of Credit must be repaid on the 30th day after the date of the advance or, if earlier, April 30, 2024, the expiration date of the Line of Credit. Prepayments are permitted without penalty. The Line of Credit is uncommitted and, as such, all advances are subject to PNC’s discretion. The Progressive Corporation also entered into an Amended and Restated Discretionary Line of Credit Note (the Note) substantially in the form filed herewith reflecting the increased amount, the new interest rate and other terms and conditions as more fully set forth therein.
The foregoing description of the Amendment and the Note does not purport to be complete and is qualified in its entirety by reference to the Amendment and the Note, copies of which are filed as Exhibits 4.1 and 4.2 hereto and are incorporated herein by reference.

Item 6. Exhibits.
See exhibit index contained herein beginning on page 57, which is incorporated by reference from information with respect to this item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	May 2, 2023	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.1	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association, to The Progressive Corporation (2023 Amendment)	Filed herewith
4	4.2	Form of Amended and Restated Discretionary Line of Credit Note from The Progressive Corporation to PNC Bank, National Association	Filed herewith
10	10.1	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2023)	Filed herewith
10	10.2	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance Versus Market) Under The Progressive Corporation 2015 Equity Incentive Plan (for 2023)	Filed herewith
10	10.3	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2023)	Filed herewith
10	10.4	Form of Restricted Stock Unit Award Agreement for Special Time/Performance-Based Award under The Progressive Corporation 2015 Equity Incentive Plan (for 2023)	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith