Form 10-Q
period 2023-06-30
PROGRESSIVE CORP/OH/
filed 2023-08-01
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
Common Shares, $1.00 par value: 585,333,630 outstanding at June 30, 2023

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2023	2022	2023	2022
(millions — except per share amounts)
Revenues
Net premiums earned	$14,464.4	$12,147.9	$27,997.5	$23,950.8
Investment income	454.5	292.4	874.1	534.6
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	135.1	546.6	104.8	492.1
Net holding period gains (losses) on securities	(6.0)	(1,722.2)	98.4	(2,110.8)
Net impairment losses recognized in earnings	(2.2)	(2.1)	(4.5)	(4.3)
Total net realized gains (losses) on securities	126.9	(1,177.7)	198.7	(1,623.0)
Fees and other revenues	226.7	176.5	432.9	350.5
Service revenues	81.0	80.1	153.5	147.8
Total revenues	15,353.5	11,519.2	29,656.7	23,360.7
Expenses
Losses and loss adjustment expenses	12,170.1	9,421.1	22,794.1	18,279.5
Policy acquisition costs	1,153.6	933.6	2,269.4	1,897.0
Other underwriting expenses	1,431.7	1,431.2	3,289.6	2,937.5
Investment expenses	6.1	5.9	11.6	11.6
Service expenses	90.6	75.5	172.9	138.7
Interest expense	65.7	63.0	129.0	117.3
Goodwill impairment	0	224.8	0	224.8
Total expenses	14,917.8	12,155.1	28,666.6	23,606.4
Net Income (Loss)
Income (loss) before income taxes	435.7	(635.9)	990.1	(245.7)
Provision (benefit) for income taxes	90.3	(93.0)	196.8	(16.7)
Net income (loss)	345.4	(542.9)	793.3	(229.0)
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	(455.6)	(822.8)	147.6	(2,249.7)
Net unrealized losses on forecasted transactions	0.1	0	0.2	0.2
Foreign currency translation adjustment	0.2	(0.4)	0.2	(0.2)
Other comprehensive income (loss)	(455.3)	(823.2)	148.0	(2,249.7)
Comprehensive income (loss)	$(109.9)	$(1,366.1)	$941.3	$(2,478.7)
Computation of Earnings Per Common Share
Net income (loss)	$345.4	$(542.9)	$793.3	$(229.0)
Less: Preferred share dividends[1]	9.5	6.7	16.8	13.4
Net income (loss) available to common shareholders	$335.9	$(549.6)	$776.5	$(242.4)
Average common shares outstanding - Basic	584.9	584.3	584.9	584.3
Net effect of dilutive stock-based compensation	2.1	2.2	2.1	2.1
Total average equivalent common shares - Diluted	587.0	586.5	587.0	586.4
Basic: Earnings per common share	$0.57	$(0.94)	$1.33	$(0.41)
Diluted: Earnings per common share	$0.57	$(0.94)	$1.32	$(0.41)
1 Changed to a floating dividend rate in March 2023. See Note 1 – Basis of Reporting and Accounting for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31,
(millions — except per share amounts)	2023	2022	2022
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $57,484.7, $46,028.8, and $50,264.0)	$54,078.1	$43,172.5	$46,651.9
Short-term investments (amortized cost: $1,494.3, $4,611.8, and $2,861.7)	1,494.3	4,611.8	2,861.7
Total available-for-sale securities	55,572.4	47,784.3	49,513.6
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $1,107.1, $1,522.5, and $1,364.2)	985.1	1,360.5	1,213.2
Common equities (cost: $662.0, $783.6, and $826.1)	2,708.1	2,784.7	2,821.5
Total equity securities	3,693.2	4,145.2	4,034.7
Total investments	59,265.6	51,929.5	53,548.3
Cash and cash equivalents	163.9	226.1	203.5
Restricted cash and cash equivalents	15.6	14.4	17.4
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	179.5	240.5	220.9
Accrued investment income	354.2	216.7	282.5
Premiums receivable, net of allowance for credit losses of $343.9, $265.8, and $343.3	12,273.3	10,561.8	10,416.9
Reinsurance recoverables	5,516.9	4,961.2	5,832.1
Prepaid reinsurance premiums	242.9	464.3	295.5
Deferred acquisition costs	1,685.6	1,498.4	1,544.4
Property and equipment, net of accumulated depreciation of $1,580.1, $1,512.6, and $1,551.1	989.0	1,124.7	1,034.0
Goodwill	227.9	227.9	227.9
Intangible assets, net of accumulated amortization of $167.1, $147.7, and $158.6	77.8	97.2	86.3
Net federal deferred income taxes	1,198.5	955.6	1,131.5
Other assets	934.0	779.4	844.7
Total assets	$82,945.2	$73,057.2	$75,465.0
Liabilities and Shareholders’ Equity
Unearned premiums	$20,070.1	$17,274.8	$17,293.6
Loss and loss adjustment expense reserves	32,753.3	27,812.0	30,359.3
Accounts payable, accrued expenses, and other liabilities	6,524.0	5,931.2	5,532.8
Debt[1]	6,886.5	6,386.5	6,388.3
Total liabilities	66,233.9	57,404.5	59,574.0
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 212.3, 212.7, and 212.7)	585.3	584.9	584.9
Paid-in capital	1,935.7	1,815.2	1,893.0
Retained earnings	16,350.4	14,967.7	15,721.2
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	(2,638.7)	(2,193.5)	(2,786.3)
Net unrealized losses on forecasted transactions	(14.3)	(14.7)	(14.5)
Foreign currency translation adjustment	(1.0)	(0.8)	(1.2)
Total accumulated other comprehensive income (loss)	(2,654.0)	(2,209.0)	(2,802.0)
Total shareholders’ equity	16,711.3	15,652.7	15,891.0
Total liabilities and shareholders’ equity	$82,945.2	$73,057.2	$75,465.0
1 Consists of long-term debt. See Note 4 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2023	2022	2023	2022
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$493.9	$493.9	$493.9	$493.9
Balance, end of period	493.9	493.9	493.9	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	585.4	584.9	584.9	584.4
Treasury shares purchased	(0.1)	0	(0.3)	(0.3)
Net restricted equity awards issued/vested	0	0	0.7	0.8
Balance, end of period	585.3	584.9	585.3	584.9
Paid-In Capital
Balance, beginning of period	1,907.7	1,788.6	1,893.0	1,772.9
Amortization of equity-based compensation	27.9	26.4	43.8	43.7
Treasury shares purchased	(0.2)	(0.1)	(1.0)	(0.9)
Net restricted equity awards issued/vested	0	0	(0.7)	(0.8)
Reinvested dividends on restricted stock units	0.3	0.3	0.6	0.3
Balance, end of period	1,935.7	1,815.2	1,935.7	1,815.2
Retained Earnings
Balance, beginning of period	16,080.1	15,569.6	15,721.2	15,339.7
Net income (loss)	345.4	(542.9)	793.3	(229.0)
Treasury shares purchased	(7.1)	(0.7)	(38.8)	(28.3)
Cash dividends declared on common shares ($0.10, $0.10, $0.20, and $0.20 per share)	(58.4)	(58.4)	(116.9)	(116.8)
Cash dividends declared on Serial Preferred Shares, Series B ($18.92463, $0, $18.92463, and $0 per share)	(9.5)	0	(9.5)	0
Reinvested dividends on restricted stock units	(0.3)	(0.3)	(0.6)	(0.3)
Other, net	0.2	0.4	1.7	2.4
Balance, end of period	16,350.4	14,967.7	16,350.4	14,967.7
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(2,198.7)	(1,385.8)	(2,802.0)	40.7
Other comprehensive income (loss)	(455.3)	(823.2)	148.0	(2,249.7)
Balance, end of period	(2,654.0)	(2,209.0)	(2,654.0)	(2,209.0)
Total shareholders’ equity	$16,711.3	$15,652.7	$16,711.3	$15,652.7
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2023	2022
(millions)
Cash Flows From Operating Activities
Net income (loss)	$793.3	$(229.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	140.6	149.6
Amortization of intangible assets	8.5	20.1
Net amortization (accretion) of fixed-income securities	(5.5)	29.2
Amortization of equity-based compensation	43.8	43.7
Net realized (gains) losses on securities	(198.7)	1,623.0
Net (gains) losses on disposition of property and equipment	6.2	2.0
Goodwill impairment	0	224.8
Changes in:
Premiums receivable	(1,856.4)	(1,162.3)
Reinsurance recoverables	315.2	19.3
Prepaid reinsurance premiums	52.6	(6.7)
Deferred acquisition costs	(141.2)	(142.8)
Income taxes	(161.1)	(377.2)
Unearned premiums	2,776.5	1,659.0
Loss and loss adjustment expense reserves	2,394.0	1,647.9
Accounts payable, accrued expenses, and other liabilities	760.0	436.5
Other, net	(141.3)	(45.2)
Net cash provided by operating activities	4,786.5	3,891.9
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(12,370.9)	(14,332.3)
Equity securities	(21.1)	(91.1)
Sales:
Fixed maturities	2,815.8	9,378.7
Equity securities	661.4	1,350.3
Maturities, paydowns, calls, and other:
Fixed maturities	2,153.9	2,409.1
Equity securities	25.2	39.3
Net (purchases) sales of short-term investments	1,413.9	(3,665.1)
Net change in unsettled security transactions	282.4	(143.4)
Purchases of property and equipment	(133.6)	(136.7)
Sales of property and equipment	28.8	11.6
Net cash used in investing activities	(5,144.2)	(5,179.6)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(117.0)	(117.0)
Dividends paid to preferred shareholders	(22.9)	(13.4)
Acquisition of treasury shares for restricted stock tax liabilities	(33.0)	(29.5)
Acquisition of treasury shares acquired in open market	(7.1)	0
Net proceeds from debt issuances	496.3	1,486.0
Net cash provided by financing activities	316.3	1,326.1
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(41.4)	38.4
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	220.9	202.1
Cash, cash equivalents, restricted cash, and restricted cash equivalents – June 30	$179.5	$240.5
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
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2023, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report to Shareholders).
Insurance Premiums and Receivables
We perform analyses to evaluate our premiums receivable for expected credit losses. See the 2022 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2023	2022	2023	2022
Allowance for credit losses, beginning of period	$340.9	$276.2	$343.3	$280.4
Increase in allowance[1]	125.3	95.8	242.2	189.7
Write-offs[2]	(122.3)	(106.2)	(241.6)	(204.3)
Allowance for credit losses, end of period	$343.9	$265.8	$343.9	$265.8
1 Represents the incremental increase in other underwriting expenses.
2 Represents the portion of allowance that is reversed when premiums receivable are written off. Premiums receivable balances are written off once we have exhausted our collection efforts.
Property and Equipment
Included in other assets in the consolidated balance sheets are “held for sale” property. When property is transferred to held for sale, the property is written down to its fair value less estimated costs to sell the property. At June 30, 2023 and 2022, and December 31, 2022, we had held for sale property of $59.5 million, $24.9 million, and $48.7 million, respectively.

Earnings Per Share
Net income is reduced by preferred share dividends to determine net income available to common shareholders and is used in our calculation of the per common share amounts. Beginning March 15, 2023, the annual dividend rate for our Series B Preferred Shares switched to a floating rate. The floating nature of the dividend rate will impact the amount of the adjustment required to calculate net income available to common shareholders. See Note 9 – Dividends for further discussion.

New Accounting Standards
During the first quarter 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU), which permits an election to amortize the cost of tax equity investments to the provision for income taxes if certain conditions are met. Currently, these investments are accounted for under the equity method of accounting. This ASU will be effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2023 (2024 for calendar-year companies). If elected, this standard must be applied on either a modified retrospective or a retrospective basis. We intend to adopt the new standard under the modified retrospective basis, however, we do not expect this standard to have a material impact on our financial condition or results of operations.

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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2023
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$33,277.1	$0.1	$(1,676.7)	$0	$31,600.5	53.3%
State and local government obligations	2,336.5	0.1	(181.9)	0	2,154.7	3.6
Foreign government obligations	17.2	0	(1.4)	0	15.8	0.1
Corporate debt securities	10,866.4	14.4	(540.3)	(35.9)	10,304.6	17.4
Residential mortgage-backed securities	580.7	0.2	(13.0)	(5.2)	562.7	0.9
Commercial mortgage-backed securities	4,982.2	2.0	(718.7)	0	4,265.5	7.2
Other asset-backed securities	5,250.6	0	(232.0)	(1.0)	5,017.6	8.5
Redeemable preferred stocks	174.0	0	(3.6)	(13.7)	156.7	0.3
Total fixed maturities	57,484.7	16.8	(3,367.6)	(55.8)	54,078.1	91.3
Short-term investments	1,494.3	0	0	0	1,494.3	2.5
Total available-for-sale securities	58,979.0	16.8	(3,367.6)	(55.8)	55,572.4	93.8
Equity securities:
Nonredeemable preferred stocks	1,107.1	0	0	(122.0)	985.1	1.6
Common equities	662.0	0	0	2,046.1	2,708.1	4.6
Total equity securities	1,769.1	0	0	1,924.1	3,693.2	6.2
Total portfolio[1]	$60,748.1	$16.8	$(3,367.6)	$1,868.3	$59,265.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2022
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$19,832.3	$3.7	$(1,116.8)	$0	$18,719.2	36.0%
State and local government obligations	2,281.9	0.6	(147.1)	0	2,135.4	4.1
Foreign government obligations	17.7	0	(1.3)	0	16.4	0.1
Corporate debt securities	10,869.6	1.6	(655.0)	(48.4)	10,167.8	19.6
Residential mortgage-backed securities	826.5	0.5	(10.7)	(17.0)	799.3	1.5
Commercial mortgage-backed securities	6,739.4	1.2	(646.0)	0	6,094.6	11.7
Other asset-backed securities	5,239.4	0.1	(201.7)	(1.8)	5,036.0	9.7
Redeemable preferred stocks	222.0	0	(5.5)	(12.7)	203.8	0.4
Total fixed maturities	46,028.8	7.7	(2,784.1)	(79.9)	43,172.5	83.1
Short-term investments	4,611.8	0	0	0	4,611.8	8.9
Total available-for-sale securities	50,640.6	7.7	(2,784.1)	(79.9)	47,784.3	92.0
Equity securities:
Nonredeemable preferred stocks	1,522.5	0	0	(162.0)	1,360.5	2.6
Common equities	783.6	0	0	2,001.1	2,784.7	5.4
Total equity securities	2,306.1	0	0	1,839.1	4,145.2	8.0
Total portfolio[1]	$52,946.7	$7.7	$(2,784.1)	$1,759.2	$51,929.5	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2022
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$26,770.7	$1.4	$(1,604.7)	$0	$25,167.4	47.0%
State and local government obligations	2,180.0	0	(202.9)	0	1,977.1	3.7
Foreign government obligations	16.8	0	(1.3)	0	15.5	0.1
Corporate debt securities	10,125.8	9.8	(676.1)	(46.8)	9,412.7	17.6
Residential mortgage-backed securities	696.1	0.3	(17.5)	(12.1)	666.8	1.2
Commercial mortgage-backed securities	5,446.0	1.5	(784.0)	0	4,663.5	8.7
Other asset-backed securities	4,826.0	0.9	(260.5)	(1.8)	4,564.6	8.5
Redeemable preferred stocks	202.6	0	(4.5)	(13.8)	184.3	0.3
Total fixed maturities	50,264.0	13.9	(3,551.5)	(74.5)	46,651.9	87.1
Short-term investments	2,861.7	0	0	0	2,861.7	5.4
Total available-for-sale securities	53,125.7	13.9	(3,551.5)	(74.5)	49,513.6	92.5
Equity securities:
Nonredeemable preferred stocks	1,364.2	0	0	(151.0)	1,213.2	2.3
Common equities	826.1	0	0	1,995.4	2,821.5	5.2
Total equity securities	2,190.3	0	0	1,844.4	4,034.7	7.5
Total portfolio[1]	$55,316.0	$13.9	$(3,551.5)	$1,769.9	$53,548.3	100.0%
1 At June 30, 2023, we had $248.0 million of net unsettled security purchase transactions included in other liabilities, compared to $34.4 million included in other assets at December 31, 2022. At June 30, 2022, our net unsettled security transactions were $0.
The total fair value of the portfolio at June 30, 2023 and 2022, and December 31, 2022, included $4.3 billion, $4.9 billion, and $4.4 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

At June 30, 2023, bonds and certificates of deposit in the principal amount of $616.8 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at June 30, 2023 or 2022, or December 31, 2022. At June 30, 2023, we did not hold any debt securities that were non-income producing during the preceding 12 months.
Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.
We did not have any open repurchase or reverse repurchase transactions positions at June 30, 2023 and 2022, or December 31, 2022, and did not enter into any such transactions during the first six months of 2023. During 2022, however, we did invest in repurchase transactions that had an immaterial impact on our results of operations and cash flows. To the extent we enter into repurchase or reverse repurchase transactions, consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis in our consolidated balance sheets, despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	June 30,
(millions)	2023	2022	Dec. 31, 2022
Fixed Maturities:
Corporate debt securities	$520.1	$513.8	$535.4
Residential mortgage-backed securities	448.7	604.3	509.6
Other asset-backed securities	26.1	62.3	42.0
Redeemable preferred stocks	125.4	136.3	134.7
Total hybrid securities	$1,120.3	$1,316.7	$1,221.7

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
Fixed Maturities The composition of fixed maturities by maturity at June 30, 2023, was:

(millions)	Cost	Fair Value
Less than one year	$8,927.1	$8,693.2
One to five years	35,450.1	33,531.3
Five to ten years	13,042.9	11,792.8
Ten years or greater	64.6	60.8
Total	$57,484.7	$54,078.1
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

Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2023
U.S. government obligations	171	$31,496.1	$(1,676.7)	51	$17,704.6	$(427.9)	120	$13,791.5	$(1,248.8)
State and local government obligations	346	1,998.2	(181.9)	57	346.8	(5.2)	289	1,651.4	(176.7)
Foreign government obligations	1	15.8	(1.4)	0	0	0	1	15.8	(1.4)
Corporate debt securities	414	8,565.9	(540.3)	109	2,397.4	(56.0)	305	6,168.5	(484.3)
Residential mortgage-backed securities	41	108.5	(13.0)	7	2.4	(0.1)	34	106.1	(12.9)
Commercial mortgage-backed securities	211	4,247.9	(718.7)	4	13.6	(0.1)	207	4,234.3	(718.6)
Other asset-backed securities	292	4,900.0	(232.0)	78	1,564.7	(7.6)	214	3,335.3	(224.4)
Redeemable preferred stocks	3	31.3	(3.6)	0	0	0	3	31.3	(3.6)
Total fixed maturities	1,479	$51,363.7	$(3,367.6)	306	$22,029.5	$(496.9)	1,173	$29,334.2	$(2,870.7)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2022
U.S. government obligations	140	$17,907.2	$(1,116.8)	114	$15,254.3	$(874.0)	26	$2,652.9	$(242.8)
State and local government obligations	331	1,954.9	(147.1)	318	1,816.1	(126.1)	13	138.8	(21.0)
Foreign government obligations	1	16.4	(1.3)	1	16.4	(1.3)	0	0	0
Corporate debt securities	466	9,174.2	(655.0)	435	8,843.2	(612.0)	31	331.0	(43.0)
Residential mortgage-backed securities	39	183.7	(10.7)	32	172.1	(8.8)	7	11.6	(1.9)
Commercial mortgage-backed securities	254	6,058.4	(646.0)	234	5,624.1	(569.8)	20	434.3	(76.2)
Other asset-backed securities	289	4,915.7	(201.7)	269	4,611.8	(188.9)	20	303.9	(12.8)
Redeemable preferred stocks	5	67.5	(5.5)	4	56.7	(3.8)	1	10.8	(1.7)
Total fixed maturities	1,525	$40,278.0	$(2,784.1)	1,407	$36,394.7	$(2,384.7)	118	$3,883.3	$(399.4)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2022
U.S. government obligations	160	$24,802.5	$(1,604.7)	90	$17,327.2	$(699.2)	70	$7,475.3	$(905.5)
State and local government obligations	348	1,948.8	(202.9)	239	1,124.2	(76.8)	109	824.6	(126.1)
Foreign government obligations	1	15.5	(1.3)	0	0	0	1	15.5	(1.3)
Corporate debt securities	422	8,449.6	(676.1)	285	5,717.6	(426.1)	137	2,732.0	(250.0)
Residential mortgage-backed securities	45	151.0	(17.5)	27	65.1	(6.8)	18	85.9	(10.7)
Commercial mortgage-backed securities	226	4,651.1	(784.0)	99	1,702.0	(192.1)	127	2,949.1	(591.9)
Other asset-backed securities	262	4,247.8	(260.5)	130	2,144.8	(100.9)	132	2,103.0	(159.6)
Redeemable preferred stocks	4	49.6	(4.5)	3	38.5	(3.1)	1	11.1	(1.4)
Total fixed maturities	1,468	$44,315.9	$(3,551.5)	873	$28,119.4	$(1,505.0)	595	$16,196.5	$(2,046.5)
As of June 30, 2023, we had six securities that had their credit ratings downgraded during the quarter, with a combined fair value of $66.5 million and an unrealized loss of $7.1 million.
A review of the securities in an unrealized loss position indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible during the first six months of 2023 or 2022, and did not have a material credit loss allowance balance as of June 30, 2023 and 2022, or December 31, 2022. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included:

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
As of June 30, 2023 and 2022, and December 31, 2022, we believe none of the unrealized losses were related to material credit losses on any specific securities, or in the aggregate. We continue to expect all the securities in our portfolio to pay their principal and interest obligations.
In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at June 30, 2023 and 2022, and December 31, 2022, to determine if the accrued interest amounts were determined to be uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal, obligations and, therefore, did not write off any accrued income as uncollectible at June 30, 2023 and 2022, or December 31, 2022.

Realized Gains (Losses) The components of net realized gains (losses) for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2023	2022	2023	2022
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$0.2	$1.3	$4.0	$4.6
Corporate debt securities	0	2.0	0.1	6.5
Residential mortgage-backed securities	0	0.6	0	0.7
Other asset-backed securities	0	0	0	0.1
Total available-for-sale securities	0.2	3.9	4.1	11.9
Equity securities:
Nonredeemable preferred stocks	0.2	0.2	0.3	17.5
Common equities	221.9	830.6	353.9	831.1
Total equity securities	222.1	830.8	354.2	848.6
Subtotal gross realized gains on security sales	222.3	834.7	358.3	860.5
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(1.1)	(164.3)	(12.6)	(233.5)
State and local government obligations	0	0	0	(1.0)
Corporate debt securities	(29.8)	(30.1)	(50.2)	(37.8)
Commercial mortgage-backed securities	(45.5)	(13.8)	(80.0)	(13.8)
Other asset-backed securities	(0.2)	(2.0)	(0.4)	(2.1)
Short-term investments	(0.3)	(0.3)	(0.4)	(0.3)
Total available-for-sale securities	(76.9)	(210.5)	(143.6)	(288.5)
Equity securities:
Nonredeemable preferred stocks	(9.2)	(0.2)	(110.2)	(1.9)
Common equities	(1.1)	(77.4)	(12.9)	(78.0)
Total equity securities	(10.3)	(77.6)	(123.1)	(79.9)
Subtotal gross realized losses on security sales	(87.2)	(288.1)	(266.7)	(368.4)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	(0.9)	(163.0)	(8.6)	(228.9)
State and local government obligations	0	0	0	(1.0)
Corporate debt securities	(29.8)	(28.1)	(50.1)	(31.3)
Residential mortgage-backed securities	0	0.6	0	0.7
Commercial mortgage-backed securities	(45.5)	(13.8)	(80.0)	(13.8)
Other asset-backed securities	(0.2)	(2.0)	(0.4)	(2.0)
Short-term investments	(0.3)	(0.3)	(0.4)	(0.3)
Total available-for-sale securities	(76.7)	(206.6)	(139.5)	(276.6)
Equity securities:
Nonredeemable preferred stocks	(9.0)	0	(109.9)	15.6
Common equities	220.8	753.2	341.0	753.1
Total equity securities	211.8	753.2	231.1	768.7
Subtotal net realized gains (losses) on security sales	135.1	546.6	91.6	492.1
Other assets
Gain	0	0	13.2	0
Impairment	(2.2)	(2.1)	(4.5)	(4.3)
Subtotal net realized gains (losses) on other assets	(2.2)	(2.1)	8.7	(4.3)
Net holding period gains (losses)
Hybrid securities	4.8	(48.4)	18.7	(87.4)
Equity securities	(10.8)	(1,673.8)	79.7	(2,023.4)
Subtotal net holding period gains (losses)	(6.0)	(1,722.2)	98.4	(2,110.8)
Total net realized gains (losses) on securities	$126.9	$(1,177.7)	$198.7	$(1,623.0)

Realized gains (losses) on securities sold are computed using the first-in-first-out method. For the first six months of 2023, the gross gains in common equities reflected sales of securities, as part of our plan to incrementally reduce risk in the portfolio in response to the potential of a more difficult economic environment over the near term. The gross loss from the fixed-maturity sales reflected the continued rise in interest rates throughout 2022, which resulted in valuation declines for most of our available-for-sale securities. In addition, during 2023, we selectively sold securities, which were primarily corporate debt securities and commercial mortgage-backed securities. The gross loss incurred in our nonredeemable preferred stocks is primarily related to the sale of certain of our holdings in U.S. bank preferred stocks. The other asset gain for 2023, related to proceeds received as the result of litigation in conjunction with three renewable energy investments we made from 2016 through 2018 (the original investments were previously written down in full). The other asset impairment loss was recorded as a result of our investment in a federal new markets tax credit fund, which was entered into during the second quarter 2021, and is reported in other assets in the consolidated balance sheets.
The following table reflects our holding period realized gains (losses) recognized on equity securities held at the respective quarter ends:

	Three Months		Six Months
(millions)	2023	2022	2023	2022
Total net gains (losses) recognized during the period on equity securities	$201.0	$(920.6)	$310.8	$(1,254.7)
Less: Net gains (losses) recognized on equity securities sold during the period	211.8	753.2	231.1	768.7
Net holding period gains (losses) recognized during the period on equity securities held at period end	$(10.8)	$(1,673.8)	$79.7	$(2,023.4)
Net Investment Income The components of net investment income for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2023	2022	2023	2022
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$191.5	$67.9	$354.7	$119.3
State and local government obligations	11.6	10.3	22.2	19.5
Foreign government obligations	0	0	0.1	0.1
Corporate debt securities	83.5	75.5	167.1	143.6
Residential mortgage-backed securities	5.8	9.6	15.0	14.4
Commercial mortgage-backed securities	49.2	46.5	99.2	89.8
Other asset-backed securities	61.6	39.3	110.1	64.4
Redeemable preferred stocks	2.7	3.0	5.6	5.5
Total fixed maturities	405.9	252.1	774.0	456.6
Short-term investments	24.8	4.4	49.5	4.8
Total available-for-sale securities	430.7	256.5	823.5	461.4
Equity securities:
Nonredeemable preferred stocks	13.3	18.1	28.4	36.3
Common equities	10.5	17.8	22.2	36.9
Total equity securities	23.8	35.9	50.6	73.2
Investment income	454.5	292.4	874.1	534.6
Investment expenses	(6.1)	(5.9)	(11.6)	(11.6)
Net investment income	$448.4	$286.5	$862.5	$523.0
On a year-over-year basis, investment income (interest and dividends) increased 64% and 55% for the first three and six months of 2023, respectively, and the recurring investment book yield increased 36% and 42% for the first three and six months of 2023, respectively, compared to the same periods last year. The increases are primarily due to an increase in interest rates on floating-rate securities in our portfolio, an increase in average assets resulting from premium growth, and investing new cash and cash from maturities in higher interest rate securities given the rising interest rate environment.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2023
Fixed maturities:
U.S. government obligations	$31,600.5	$0	$0	$31,600.5	$33,277.1
State and local government obligations	0	2,154.7	0	2,154.7	2,336.5
Foreign government obligations	0	15.8	0	15.8	17.2
Corporate debt securities	0	10,304.6	0	10,304.6	10,866.4
Subtotal	31,600.5	12,475.1	0	44,075.6	46,497.2
Asset-backed securities:
Residential mortgage-backed	0	562.7	0	562.7	580.7
Commercial mortgage-backed	0	4,265.5	0	4,265.5	4,982.2
Other asset-backed	0	5,017.6	0	5,017.6	5,250.6
Subtotal asset-backed securities	0	9,845.8	0	9,845.8	10,813.5
Redeemable preferred stocks:
Financials	0	22.0	0	22.0	24.5
Utilities	0	9.3	0	9.3	10.4
Industrials	0	125.4	0	125.4	139.1
Subtotal redeemable preferred stocks	0	156.7	0	156.7	174.0
Total fixed maturities	31,600.5	22,477.6	0	54,078.1	57,484.7
Short-term investments	1,462.2	32.1	0	1,494.3	1,494.3
Total available-for-sale securities	33,062.7	22,509.7	0	55,572.4	58,979.0
Equity securities:
Nonredeemable preferred stocks:
Financials	15.8	824.8	56.0	896.6	1,012.1
Utilities	0	72.7	0	72.7	80.0
Industrials	0	0	15.8	15.8	15.0
Subtotal nonredeemable preferred stocks	15.8	897.5	71.8	985.1	1,107.1
Common equities:
Common stocks	2,667.9	0	18.3	2,686.2	640.1
Other risk investments	0	0	21.9	21.9	21.9
Subtotal common equities	2,667.9	0	40.2	2,708.1	662.0
Total equity securities	2,683.7	897.5	112.0	3,693.2	1,769.1
Total portfolio	$35,746.4	$23,407.2	$112.0	$59,265.6	$60,748.1
Debt	$0	$6,224.0	$0	$6,224.0	$6,886.5

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2022
Fixed maturities:
U.S. government obligations	$18,719.2	$0	$0	$18,719.2	$19,832.3
State and local government obligations	0	2,135.4	0	2,135.4	2,281.9
Foreign government obligations	0	16.4	0	16.4	17.7
Corporate debt securities	0	10,167.8	0	10,167.8	10,869.6
Subtotal	18,719.2	12,319.6	0	31,038.8	33,001.5
Asset-backed securities:
Residential mortgage-backed	0	799.3	0	799.3	826.5
Commercial mortgage-backed	0	6,094.6	0	6,094.6	6,739.4
Other asset-backed	0	5,036.0	0	5,036.0	5,239.4
Subtotal asset-backed securities	0	11,929.9	0	11,929.9	12,805.3
Redeemable preferred stocks:
Financials	0	58.7	0	58.7	62.5
Utilities	0	8.8	0	8.8	10.5
Industrials	9.9	126.4	0	136.3	149.0
Subtotal redeemable preferred stocks	9.9	193.9	0	203.8	222.0
Total fixed maturities	18,729.1	24,443.4	0	43,172.5	46,028.8
Short-term investments	4,549.8	62.0	0	4,611.8	4,611.8
Total available-for-sale securities	23,278.9	24,505.4	0	47,784.3	50,640.6
Equity securities:
Nonredeemable preferred stocks:
Financials	87.8	1,099.7	64.9	1,252.4	1,402.5
Utilities	0	67.3	0	67.3	79.9
Industrials	0	23.8	17.0	40.8	40.1
Subtotal nonredeemable preferred stocks	87.8	1,190.8	81.9	1,360.5	1,522.5
Common equities:
Common stocks	2,716.8	49.4	0	2,766.2	765.1
Other risk investments	0	0	18.5	18.5	18.5
Subtotal common equities	2,716.8	49.4	18.5	2,784.7	783.6
Total equity securities	2,804.6	1,240.2	100.4	4,145.2	2,306.1
Total portfolio	$26,083.5	$25,745.6	$100.4	$51,929.5	$52,946.7
Debt	$0	$6,028.9	$0	$6,028.9	$6,386.5

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2022
Fixed maturities:
U.S. government obligations	$25,167.4	$0	$0	$25,167.4	$26,770.7
State and local government obligations	0	1,977.1	0	1,977.1	2,180.0
Foreign government obligations	0	15.5	0	15.5	16.8
Corporate debt securities	0	9,412.7	0	9,412.7	10,125.8
Subtotal	25,167.4	11,405.3	0	36,572.7	39,093.3
Asset-backed securities:
Residential mortgage-backed	0	666.8	0	666.8	696.1
Commercial mortgage-backed	0	4,663.5	0	4,663.5	5,446.0
Other asset-backed	0	4,564.6	0	4,564.6	4,826.0
Subtotal asset-backed securities	0	9,894.9	0	9,894.9	10,968.1
Redeemable preferred stocks:
Financials	0	40.5	0	40.5	43.6
Utilities	0	9.1	0	9.1	10.5
Industrials	9.2	125.5	0	134.7	148.5
Subtotal redeemable preferred stocks	9.2	175.1	0	184.3	202.6
Total fixed maturities	25,176.6	21,475.3	0	46,651.9	50,264.0
Short-term investments	2,800.7	61.0	0	2,861.7	2,861.7
Total available-for-sale securities	27,977.3	21,536.3	0	49,513.6	53,125.7
Equity securities:
Nonredeemable preferred stocks:
Financials	39.0	994.4	67.4	1,100.8	1,244.2
Utilities	0	71.2	0	71.2	79.9
Industrials	0	24.8	16.4	41.2	40.1
Subtotal nonredeemable preferred stocks	39.0	1,090.4	83.8	1,213.2	1,364.2
Common equities:
Common stocks	2,783.4	0	18.3	2,801.7	806.3
Other risk investments	0	0	19.8	19.8	19.8
Subtotal common equities	2,783.4	0	38.1	2,821.5	826.1
Total equity securities	2,822.4	1,090.4	121.9	4,034.7	2,190.3
Total portfolio	$30,799.7	$22,626.7	$121.9	$53,548.3	$55,316.0
Debt	$0	$5,717.9	$0	$5,717.9	$6,388.3

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
At June 30, 2023, vendor-quoted prices represented 92% of our Level 1 classifications (excluding short-term investments), compared to 87% and 90% at June 30, 2022 and December 31, 2022, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.
At June 30, 2023 and 2022, and December 31, 2022, vendor-quoted prices comprised 98% of our Level 2 classifications (excluding short-term investments and common stock), while dealer-quoted prices represented the remaining 2%. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
The Level 2 common stock held at June 30, 2022, was transferred to Level 3 at December 31, 2022. At June 30, 2023 and 2022, and December 31, 2022, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
During the first six months of 2023 and 2022, there were no material assets or liabilities measured at fair value on a nonrecurring basis, other than goodwill. See Note 12 – Goodwill and Intangible Assets for further discussion.
Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2023 and 2022:

	Level 3 Fair Value
(millions)	Fair Value at March 31, 2023	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2023
Equity securities:
Nonredeemable preferred stocks:
Financials	$67.4	$0	$0	$0	$0	$(11.4)	$0	$56.0
Industrials	16.4	0	0	0	0	(0.6)	0	15.8
Common equities:
Common stocks	18.3	0	0	0	0	0	0	18.3
Other risk investments	20.3	1.6	0	0	0	0	0	21.9
Total Level 3 securities	$122.4	$1.6	$0	$0	$0	$(12.0)	$0	$112.0

	Level 3 Fair Value
(millions)	Fair Value at March 31, 2022	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2022
Equity securities:
Nonredeemable preferred stocks:
Financials	$61.4	$0	$0	$0	$0	$3.5	$0	$64.9
Industrials	33.9	0	0	0	0	(16.9)	0	17.0
Common equities:
Common stocks	0	0	0	0	0	0	0	0
Other risk investments	20.1	(1.6)	0	0	0	0	0	18.5
Total Level 3 securities	$115.4	$(1.6)	$0	$0	$0	$(13.4)	$0	$100.4

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2022	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2023
Equity securities:
Nonredeemable preferred stocks:
Financials	$67.4	$0	$0	$0	$0	$(11.4)	$0	$56.0
Industrials	16.4	0	0	0	0	(0.6)	0	15.8
Common equities:
Common stocks	18.3	0	0	0	0	0	0	18.3
Other risk investments	19.8	2.1	0	0	0	0	0	21.9
Total Level 3 securities	$121.9	$2.1	$0	$0	$0	$(12.0)	$0	$112.0

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2021	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2022
Equity securities:
Nonredeemable preferred stocks:
Financials	$76.4	$0	$0	$(15.0)	$(17.2)	$20.7	$0	$64.9
Industrials	34.4	(0.5)	0	0	0	(16.9)	0	17.0
Common equities:
Other risk investments	16.9	1.6	0	0	0	0	0	18.5
Total Level 3 securities	$127.7	$1.1	$0	$(15.0)	$(17.2)	$3.8	$0	$100.4
The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at June 30, 2023 and 2022, and December 31, 2022:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2023	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$71.8	Market comparables	Weighted average market capitalization price change %	(6.1)% to 27.6%	4.4%
Common stocks	18.3	Market comparables	Weighted average market capitalization price change %	(22.0)% to 125.4%	18.0%
Subtotal Level 3 securities	90.1
Pricing exemption securities	21.9
Total Level 3 securities	$112.0

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2022	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$81.9	Market comparables	Weighted average market capitalization price change %	(47.3)% to (2.2)%	(13.3)%
Subtotal Level 3 securities	81.9
Pricing exemption securities	18.5
Total Level 3 securities	$100.4

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2022	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$83.8	Market comparables	Weighted average market capitalization price change %	(0.6)% to 19.9%	10.5%
Common stocks	18.3	Market comparables	Weighted average market capitalization price change %	(42.5)% to 59.1%	0.3%
Subtotal Level 3 securities	102.1
Pricing exemption securities	19.8
Total Level 3 securities	$121.9

4. DEBT
Debt at each of the balance sheet periods consisted of:

	June 30, 2023		June 30, 2022		December 31, 2022
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
2.45% Senior Notes due 2027 (issued: $500.0, August 2016)	$498.4	$459.4	$497.9	$471.3	$498.2	$457.7
2.50% Senior Notes due 2027 (issued: $500.0, March 2022)	497.8	458.4	497.2	472.6	497.5	460.3
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	297.6	324.2	297.3	340.6	297.5	326.8
4.00% Senior Notes due 2029 (issued: $550.0, October 2018)	546.7	526.4	546.2	543.3	546.4	527.8
3.20% Senior Notes due 2030 (issued: $500.0, March 2020)	497.1	449.2	496.7	463.0	496.9	448.6
3.00% Senior Notes due 2032 (issued: $500.0, March 2022)	496.1	434.5	495.7	448.3	495.9	438.1
6.25% Senior Notes due 2032 (issued: $400.0, November 2002)	396.6	432.0	396.3	459.2	396.4	435.4
4.95% Senior Notes due 2033 (issued: $500.0, May 2023)	496.3	489.9	0	0	0	0
4.35% Senior Notes due 2044 (issued: $350.0, April 2014)	346.9	304.0	346.9	324.6	346.9	298.4
3.70% Senior Notes due 2045 (issued: $400.0, January 2015)	395.8	313.6	395.7	332.4	395.7	310.2
4.125% Senior Notes due 2047 (issued: $850.0, April 2017)	842.2	727.0	842.0	769.3	842.1	716.2
4.20% Senior Notes due 2048 (issued: $600.0, March 2018)	590.5	510.3	590.3	550.5	590.4	507.0
3.95% Senior Notes due 2050 (issued: $500.0, March 2020)	491.0	408.4	490.9	437.8	490.9	404.9
3.70% Senior Notes due 2052 (issued: $500.0, March 2022)	493.5	386.7	493.4	416.0	493.5	386.5
Total	$6,886.5	$6,224.0	$6,386.5	$6,028.9	$6,388.3	$5,717.9
The Progressive Corporation issued $500.0 million of 4.95% Senior Notes due 2033 in May 2023 in an underwritten public offering. The net proceeds from the issuance, after deducting underwriters’ discounts, commissions, and other issuance costs, was approximately $496.3 million. Consistent with the other senior notes issued by Progressive, interest on this note is payable semiannually, principal is due at maturity, and the note is redeemable, in whole or in part, at any time, subject to a treasury “make whole” provision.
There was no short-term debt outstanding at June 30, 2023 and 2022, and December 31, 2022.
During the second quarter 2023, The Progressive Corporation amended its line of credit with PNC Bank, National Association (PNC), to increase the maximum principal amount to $300 million from the previous amount of $250 million and extend the expiration date to April 30, 2024. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to 1-month term Secured Overnight Financing Rate (SOFR) plus 1.10%. Each advance must be repaid on the 30th day after the date of the advance or, if earlier, April 30, 2024, the expiration date of the line of credit. Prepayments are permitted without penalty. The line of credit is uncommitted and, as such, all advances are subject to PNC’s discretion. We had no borrowings under the line of credit during the periods presented.
5. INCOME TAXES
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At June 30, 2023 and 2022, and December 31, 2022, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. At June 30, 2023 and 2022, and December 31, 2022, the net deferred tax asset includes a gross deferred tax asset of $703.7 million, $583.0 million, and $742.9 million, respectively, related to unrealized losses on fixed-maturity securities. We believe this deferred tax asset will be realized based on the existence of prior year capital gains, current temporary differences related to unrealized gains in our equity portfolio, and other tax planning strategies.
At June 30, 2023 and 2022, and December 31, 2022, we had no reserves for uncertain tax positions.
The effective tax rate for the three and six months ended June 30, 2023, was 20.7% and 19.9%, respectively, compared to 14.6% and 6.8% for the same periods last year. The lower effective tax rates for the three and six months ended June 30, 2022, were in part due to the goodwill impairment charge, partially offset by our permanent tax differences having a greater impact on the effective rate given our pretax loss for the periods.
6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Activity in the loss and loss adjustment expense reserves is summarized as follows:

	June 30,
(millions)	2023	2022
Balance at January 1	$30,359.3	$26,164.1
Less reinsurance recoverables on unpaid losses	5,559.2	4,733.6
Net balance at January 1	24,800.1	21,430.5
Incurred related to:
Current year	21,683.6	18,134.6
Prior years	1,110.5	144.9
Total incurred	22,794.1	18,279.5
Paid related to:
Current year	10,789.5	9,298.3
Prior years	9,115.8	7,284.3
Total paid	19,905.3	16,582.6
Net balance at June 30	27,688.9	23,127.4
Plus reinsurance recoverables on unpaid losses	5,064.4	4,684.6
Balance at June 30	$32,753.3	$27,812.0
We experienced unfavorable reserve development of $1,110.5 million and $144.9 million during the first six months of 2023 and 2022, respectively, which is reflected as “incurred related to prior years” in the table above.
Year-to-date June 30, 2023
•The unfavorable prior year reserve development included approximately $910 million attributable to accident year 2022, $81 million to accident year 2021, and the remainder to accident years 2020 and prior.
•Our personal auto products incurred about $870 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with the Agency and Direct auto businesses each contributing about half. About half of the unfavorable development was attributable to higher than anticipated severity in auto property and physical damage coverages, while the remaining unfavorable development was primarily due to increased loss costs in Florida injury and medical coverages and, to a lesser extent, higher than anticipated late reported injury claims.
•Our Commercial Lines business experienced about $224 million of unfavorable development, primarily due to higher than anticipated severity and frequency of late reported injury claims.

Year-to-date June 30, 2022
•Approximately $97 million of the unfavorable prior year reserve development was attributable to accident year 2021, $16 million to accident year 2020, and the remainder to accident years 2019 and prior.
•Our personal auto products incurred about $45 million of unfavorable loss and LAE reserve development, with the Agency and Direct auto businesses each contributing about half. The unfavorable development was primarily attributable to higher than anticipated severity and frequency of auto property damage payments on previously closed claims and late reported injury claims, partially offset by more subrogation and salvage recoveries and lower LAE than originally anticipated.
•Our Commercial Lines business experienced about $98 million of unfavorable development, primarily due to higher than anticipated severity and frequency of late reported claims.
7. SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries. The amount of reverse repurchase commitments, which are not considered part of the investment portfolio, held by these subsidiaries at June 30, 2023 and 2022, and December 31, 2022, were $68.0 million, $140.6 million, and $125.9 million, respectively. Restricted cash and cash equivalents include collateral held against unpaid deductibles and cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are participants.
Non-cash activity included the following in the respective periods:

	Six Months Ended June 30,
(millions)	2023	2022
Common share dividends[1]	$58.5	$58.5
Operating lease liabilities[2]	30.4	22.5
1 Declared but unpaid. See Note 9 – Dividends for further discussion.
2 From obtaining right-of-use assets.
In the respective periods, we paid the following:

	Six Months Ended June 30,
(millions)	2023	2022
Income taxes	$183.8	$363.2
Interest	125.6	102.6
Operating lease liabilities	42.5	41.8
8. SEGMENT INFORMATION
Our Personal Lines segment writes insurance for personal autos and recreational vehicles (our special lines products). Our Commercial Lines segment writes auto-related liability and physical damage insurance, business-related general liability and property insurance predominately for small businesses, and workers’ compensation insurance primarily for the transportation industry. Our Property segment writes residential property insurance for homeowners, other property owners, and renters. Our service businesses provide insurance-related services, including serving as an agent for homeowners, general liability, and workers’ compensation insurance, among other products, through programs in our direct Personal Lines and Commercial Lines businesses. As previously disclosed in our 2022 Annual Report to Shareholders, during 2022, our contract to act as a servicing agent for processing Commercial Automobile Insurance Procedures/Plans (CAIP) business expired during the third quarter 2022 and we did not renew the contract. This non-renewal did not materially affect our financial condition, results of operations, or cash flows. All segment revenues are generated from external customers; all intercompany transactions are eliminated in consolidation.

Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$5,207.2	$(71.2)	$4,366.5	$260.3	$10,067.4	$91.4	$8,689.8	$548.9
Direct	6,180.7	126.5	4,905.9	198.4	11,898.1	104.4	9,699.5	348.8
Total Personal Lines[1]	11,387.9	55.3	9,272.4	458.7	21,965.5	195.8	18,389.3	897.7
Commercial Lines	2,454.1	87.2	2,304.4	243.0	4,810.2	124.4	4,431.6	445.4
Property[2]	622.3	(206.8)	570.5	(156.9)	1,221.0	(239.5)	1,128.6	(148.6)
Other indemnity[3]	0.1	0	0.6	(6.3)	0.8	(3.4)	1.3	(7.2)
Total underwriting operations	14,464.4	(64.3)	12,147.9	538.5	27,997.5	77.3	23,950.8	1,187.3
Fees and other revenues[4]	226.7	NA	176.5	NA	432.9	NA	350.5	NA
Service businesses	81.0	(9.6)	80.1	4.6	153.5	(19.4)	147.8	9.1
Investments[5]	581.4	575.3	(885.3)	(891.2)	1,072.8	1,061.2	(1,088.4)	(1,100.0)
Interest expense	NA	(65.7)	NA	(63.0)	NA	(129.0)	NA	(117.3)
Property - Goodwill impairment[2]	NA	0	NA	(224.8)	NA	0	NA	(224.8)
Consolidated total	$15,353.5	$435.7	$11,519.2	$(635.9)	$29,656.7	$990.1	$23,360.7	$(245.7)
NA = Not applicable
1 Personal auto insurance accounted for 94% of the total Personal Lines segment net premiums earned during the three and six months ended June 30, 2023 and 2022; insurance for our special lines products (e.g., motorcycles, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three and six months ended June 30, 2023, pretax profit (loss) included $2.8 million and $7.8 million, respectively, of amortization expense associated with intangible assets attributable to our Property segment, and $5.0 million and $19.1 million for the same periods in 2022. For the three and six months ended June 30, 2022, the total pretax loss, including goodwill impairment, for the Property segment was $381.7 million and $373.4 million. See Note 12 – Goodwill and Intangible Assets for further discussion.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	(1.4)%	101.4	6.0%	94.0	0.9%	99.1	6.3%	93.7
Direct	2.0	98.0	4.0	96.0	0.9	99.1	3.6	96.4
Total Personal Lines	0.5	99.5	4.9	95.1	0.9	99.1	4.9	95.1
Commercial Lines	3.6	96.4	10.5	89.5	2.6	97.4	10.1	89.9
Property[1]	(33.2)	133.2	(27.5)	127.5	(19.6)	119.6	(13.2)	113.2
Total underwriting operations	(0.4)	100.4	4.4	95.6	0.3	99.7	5.0	95.0
1 Included in the three and six months ended June 30, 2023, is 0.4 points and 0.6 points, respectively, of amortization expense associated with intangible assets and 0.9 points and 1.7 points, respectively, for the three and six months ended June 30, 2022.

9. DIVIDENDS
Following is a summary of our common and preferred share dividends that were declared and/or paid during the six months ended June 30, 2023 and 2022:

(millions, except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Common – Quarterly Dividends:
May 2023	July 2023	$0.10	$58.5
March 2023	April 2023	0.10	58.5
December 2022	January 2023	0.10	58.5
May 2022	July 2022	0.10	58.5
March 2022	April 2022	0.10	58.5
December 2021	January 2022	0.10	58.5

Preferred Dividends:
May 2023	June 2023	18.92463	9.5
December 2022	March 2023	26.875	13.4
December 2021	March 2022	26.875	13.4
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

10. OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at March 31, 2023	$(2,793.3)	$594.6	$(2,198.7)	$(2,183.1)	$(14.4)	$(1.2)
Other comprehensive income (loss) before reclassifications:
Investment securities	(651.5)	136.8	(514.7)	(514.7)	0	0
Foreign currency translation adjustment	0.3	(0.1)	0.2	0	0	0.2
Total other comprehensive income (loss) before reclassifications	(651.2)	136.7	(514.5)	(514.7)	0	0.2
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(74.8)	15.7	(59.1)	(59.1)	0	0
Interest expense	(0.1)	0	(0.1)	0	(0.1)	0
Total reclassification adjustment for amounts realized in net income	(74.9)	15.7	(59.2)	(59.1)	(0.1)	0
Total other comprehensive income (loss)	(576.3)	121.0	(455.3)	(455.6)	0.1	0.2
Balance at June 30, 2023	$(3,369.6)	$715.6	$(2,654.0)	$(2,638.7)	$(14.3)	$(1.0)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at March 31, 2022	$(1,753.4)	$367.6	$(1,385.8)	$(1,370.7)	$(14.7)	$(0.4)
Other comprehensive income (loss) before reclassifications:
Investment securities	(1,246.7)	261.8	(984.9)	(984.9)	0	0
Foreign currency translation adjustment	(0.5)	0.1	(0.4)	0	0	(0.4)
Total other comprehensive income (loss) before reclassifications	(1,247.2)	261.9	(985.3)	(984.9)	0	(0.4)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(205.1)	43.0	(162.1)	(162.1)	0	0
Interest expense	0	0	0	0	0	0
Total reclassification adjustment for amounts realized in net income	(205.1)	43.0	(162.1)	(162.1)	0	0
Total other comprehensive income (loss)	(1,042.1)	218.9	(823.2)	(822.8)	0	(0.4)
Balance at June 30, 2022	$(2,795.5)	$586.5	$(2,209.0)	$(2,193.5)	$(14.7)	$(0.8)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2022	$(3,556.9)	$754.9	$(2,802.0)	$(2,786.3)	$(14.5)	$(1.2)
Other comprehensive income (loss) before reclassifications:
Investment securities	54.1	(11.4)	42.7	42.7	0	0
Foreign currency translation adjustment	0.3	(0.1)	0.2	0	0	0.2
Total other comprehensive income (loss) before reclassifications	54.4	(11.5)	42.9	42.7	0	0.2
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(132.7)	27.8	(104.9)	(104.9)	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	(132.9)	27.8	(105.1)	(104.9)	(0.2)	0
Total other comprehensive income (loss)	187.3	(39.3)	148.0	147.6	0.2	0.2
Balance at June 30, 2023	$(3,369.6)	$715.6	$(2,654.0)	$(2,638.7)	$(14.3)	$(1.0)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2021	$52.3	$(11.6)	$40.7	$56.2	$(14.9)	$(0.6)
Other comprehensive income (loss) before reclassifications:
Investment securities	(3,098.4)	650.7	(2,447.7)	(2,447.7)	0	0
Foreign currency translation adjustment	(0.2)	0	(0.2)	0	0	(0.2)
Total other comprehensive income (loss) before reclassifications	(3,098.6)	650.7	(2,447.9)	(2,447.7)	0	(0.2)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(250.6)	52.6	(198.0)	(198.0)	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	(250.8)	52.6	(198.2)	(198.0)	(0.2)	0
Total other comprehensive income (loss)	(2,847.8)	598.1	(2,249.7)	(2,249.7)	0.2	(0.2)
Balance at June 30, 2022	$(2,795.5)	$586.5	$(2,209.0)	$(2,193.5)	$(14.7)	$(0.8)
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
In addition, The Progressive Corporation and/or its subsidiaries are named as defendants in a number of class action or individual lawsuits that challenge certain of the operations of the subsidiaries. These cases include and/or typically have included those alleging damages as a result of, among other things: our subsidiaries’ methods used for evaluating and paying medical or injury claims or benefits, including, but not limited to, certain bodily injury, personal injury protection (PIP), uninsured motorist/underinsured motorist (UM/UIM), and medical payment claims and for reimbursing medical costs incurred by Medicare/Medicaid beneficiaries; other claims handling procedures, including, but not limited to, challenges relating to our network of repair facilities, our methods used for estimating physical damage to vehicles for repair purposes and for evaluating the actual cash value of total loss vehicles, the application of a negotiation adjustment in calculating total loss valuations, our payment of fees and taxes, our subrogation practices, our salvage practices, and our handling of diminution of value claims; homeowner claims handling practices and procedures; our assessment of fees related to insufficient funds or reversed payments; interpretations of the provisions of our insurance policies; our insurance product design; certain of our premium actions, including those in response to the COVID-19 pandemic; rating practices; certain marketing, sales, services, implementation and renewal practices and procedures, including with respect to accessibility and privacy; our usage-based insurance program; certain relationships with independent insurance agents; patent matters; alleged violation of the Telephone Consumer Protection Act; commercial disputes, including breach of contract; and certain employment practices, including claims relating to pay practices and fair employment practices, among other matters. As of June 30, 2023, lawsuits have been certified or conditionally certified as class/collective actions in cases alleging: we improperly reduce or deny UIM benefits in New Mexico; we improperly value total loss claims in Florida, New York, and Washington; we improperly fail to pay fees and taxes associated with total losses in Florida,
Michigan, and New York; we improperly adjust medical bills in Washington; we improperly calculate basic economic loss as it relates to wage loss coverage in New York; we improperly fail to timely process and pay PIP claims in Texas; and that certain of our compensation practices and overtime payment practices are improper, including our classification of certain employees as exempt from overtime pay requirements. Other insurance companies face many of these same issues.
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
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at June 30, 2023 and 2022, or December 31, 2022, and there were no material settlements during 2022 or the first six months of 2023. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2022 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2022 Annual Report to Shareholders.

12. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The majority of the goodwill recorded as of June 30, 2023 and 2022, and December 31, 2022, related to the April 1, 2015, acquisition of a controlling interest in ARX Holding Corp. (ARX). During the six months ended June 30, 2023, there were no changes to the carrying amount of goodwill.
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
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets:

(millions)	June 30, 2023	June 30, 2022	December 31, 2022
Intangible assets subject to amortization	$65.4	$84.8	$73.9
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$77.8	$97.2	$86.3
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.
Intangible assets subject to amortization consisted of the following:

(millions)	June 30, 2023			June 30, 2022			December 31, 2022
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Agency relationships	$159.2	$93.8	$65.4	$159.2	$82.5	$76.7	$159.2	$88.1	$71.1
Software rights	69.1	69.1	0	69.1	62.6	6.5	69.1	67.0	2.1
Trade name	3.6	3.6	0	3.6	2.0	1.6	3.6	2.9	0.7
Total	$231.9	$166.5	$65.4	$231.9	$147.1	$84.8	$231.9	$158.0	$73.9
Amortization expense was $3.1 million and $8.5 million for the three and six months ended June 30, 2023, respectively, compared to $5.5 million and $20.1 million during the same periods last year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
I. OVERVIEW
During the second quarter 2023, The Progressive Corporation’s insurance subsidiaries recognized strong growth in both premiums written and policies in force, compared to the same period last year, but the underwriting margin fell short of our goal to earn 4% on an aggregate calendar-year basis.
Our combined ratio of 100.4 for the second quarter 2023 was 4.8 points higher than the same period last year. The variance from the prior year was primarily due to unfavorable prior accident years reserve development and higher catastrophe losses, which were, in part, offset by a reduction in expenses, mainly due to a decrease in advertising spend during the quarter, as discussed below.
During the second quarter 2023, we experienced unfavorable prior accident years reserve development of 3.4 points, compared to favorable development of 0.4 points during the second quarter last year. As discussed in more detail below, about 90% of the second quarter and 80% of the year-to-date unfavorable prior year development was in our personal auto products. In addition to prior accident years development, we implemented current accident year actuarial adjustments that added 2.0 points to the second quarter combined ratio, also predominately in our personal auto products.
During the second quarter 2023, we experienced 19 catastrophic weather events that contributed 7.1 points to the underwriting loss, compared to 4.3 points of catastrophe losses for the second quarter last year. These storms were broad-based and impacted 35 states during the quarter. Nearly 60% of the catastrophe losses were in our vehicle businesses while the remaining was in our Property segment. During the first half of 2023, only six states were not affected by catastrophic events.
First quarter 2023 profitability failed to meet our stated calendar-year goal of a 96 combined ratio, so we entered the second quarter focused on expense management. Our expense ratio was 1.7 points lower in the second quarter 2023, compared to the same period last year. During the second quarter 2023, we decreased our advertising spend 34%. The reduction in advertising spend in concert with premium growth reduced the contribution of advertising to our combined ratio by 2.0 points. We currently plan to continue to manage our expenses and discretionary spend to further our goal of achieving our target profitability.
During the second quarter 2023, companywide net premiums written grew 18% over the second quarter last year, with all operating segments contributing to the growth. We generated $14.7 billion of net premiums written, which was an increase of $2.3 billion, compared to second quarter 2022. We ended the quarter with 29.6 million policies in force, which was an increase of 3.1 million policies, or 12%, over June 30, 2022, and nearly 790,000 more policies than were in force at the end of the first quarter 2023, and 2.2 million more than year-end 2022. The increase in policies in force reflected both strong new application growth and improved retention in our personal auto products as competitors also continued to raise rates.
In addition to policy growth, the year-over-year growth for the quarter reflected rate increases that continue to earn in across all of our operating segments. While growth is an important objective, achieving our target profit margin takes precedence over growing premiums. During the second quarter 2023, we continued to take rate and non-rate actions that we believe are necessary to allow us to achieve our calendar-year underwriting profitability goal of 4%. As discussed below, we plan to continue to take actions, which could result in less premium and policy growth.
On a year-over-year basis, for the second quarter 2023, net income increased 164% and comprehensive loss decreased 92%. The year-over-year increase in net income primarily reflected net realized gains on securities during the second quarter 2023, compared to net realized losses for the same period last year. We recognized less holding period losses on securities in the second quarter 2023, compared to last year, reflecting less volatility in equity market valuations. In addition, the increase in net income benefited from a 55% increase in recurring investment income, primarily due to an increase in interest rates on floating-rate securities in our portfolio, an increase in average assets resulting from premium growth, and investing new cash and cash from maturities in higher interest rate securities given the rising interest rate environment. In addition, in the second quarter of 2022, we recorded a $224.8 million one-time, non-cash, goodwill impairment charge. See Note 12 – Goodwill and Intangible Assets for further discussion.
The quarter-over-prior-year quarter decrease in comprehensive loss reflected both the increase in net income and a lower amount of net unrealized losses on our fixed-maturity securities, which experienced a loss of $455.6 million in the second quarter 2023, compared to a loss of $822.8 million in the prior year, with both periods being primarily driven by the then-current interest rate environment, with a significant rise in interest rates during the first half of last year.
Total capital (debt plus shareholders’ equity) at June 30, 2023, was $23.6 billion, which was up $1.3 billion from year-end 2022, primarily due to our comprehensive income earned in the first half of 2023 and the May 2023 issuance of $500 million of 4.95% senior notes, for which the funds are intended to be used for general corporate purposes.
A. Insurance Operations
Our Personal Lines and Commercial Lines businesses generated an underwriting profit margin of 0.5% and 3.6%, respectively, during the second quarter 2023. Our Property operating segment recognized a 33.2% underwriting loss margin during the quarter, which included 66.7 points due to the significant losses incurred from catastrophic weather events. The special lines products generated an underwriting profit during the second quarter 2023, which had a minimal impact on the Personal Lines underwriting margin for the quarter.
We experienced companywide unfavorable prior accident year reserve development of $489.3 million and $1,110.5 million, or 3.4 and 4.0 points, for the three and six months ended June 30, 2023, respectively. Approximately 90% of the development for the second quarter and 80% year to date was in our personal auto products. Approximately half of the personal auto product development for both periods related to property and physical damage claims, reflecting unprecedented increases in severity trends on previously closed claims, relative to comparable periods last year. The contributors to the increased trends came from a variety of sources, including longer vehicle repair times, longer periods for providing rental vehicles, and increases in the price for parts and labor rates. Florida injury and medical claims also contributed significantly to prior accident year development, as did late reported injury claims countrywide, but to a lesser extent.
These factors impacted the second quarter prior accident year development in a similar manner. Throughout the quarter, we continued to see elevating severity trends as the average costs to settle a claim increased over the same period last year. For the second quarter 2023, our personal auto incurred severity was up about 12% and accident frequency was up about 1% on a year-over-year basis.
While it is difficult to quantify the direct impact of recent insurance legislation in Florida, for all coverages Florida contributed approximately 40% to the prior accident year reserve development year to date across all personal auto product lines. We continue to believe that the Florida tort reform will likely have a positive impact on the insurance industry in Florida over the long term. We will continue to monitor the ever-changing legislative and regulatory environment and will respond as necessary.
In addition to prior accident year development, we made actuarial adjustments to expected loss costs for current year claims, primarily due to higher physical damage severity. Florida litigation is a relatively small part of the current year actuarial adjustments since the increase in attorney represented claims largely affected claims that occurred prior to March 2023.
Our Commercial Lines business represented about 15% of the aggregate unfavorable development for the second quarter and about 20% for the first half of 2023, and was mainly due to late reported claims from prior accident periods and changes in reserve estimates (e.g., aging of the reserves, changes to estimates by adjusters, and inflation factors). The Personal Lines and Commercial Lines unfavorable development was partially offset by favorable development in our Property business.
We employ a team of highly experienced individuals to support our goal of establishing loss and loss adjustment expense reserves as accurately as possible, with minimal variation after the reserves are established. The recent environment has presented challenges to our reserving practices. While we believe our reserves are adequate at the end of the second quarter 2023, we will continue to monitor loss trends across all states and coverages.
During the second quarter 2023, we increased personal auto rates in 27 states, with an aggregate countrywide net increase of about 7%, which follows an increase of about 4% in the first quarter 2023 and an aggregate countrywide net increase of 13% in 2022. We also increased rates in our commercial auto products 7% through the first half of 2023 (excluding our transportation network company (TNC) business).
As stated above, we strongly believe that achieving our target profit margin takes precedence over growing premiums. With focus on achieving our calendar-year underwriting profitability goal of 4% and the fact that we have continued to see volatility in our severity trends as inflation continued to influence higher vehicle prices and costs to repair vehicles, we are re-evaluating our rate plans and intend to continue to raise rates over the remainder of the year, with planned increases of about 6% in our personal auto products and about 9% in our commercial auto products. Some of these rate increases will be subject to regulatory approval. We will also continue to monitor the factors that could impact our loss costs for both our vehicle and Property businesses, which may include new and used car prices, miles driven, driving patterns, loss severity, weather events, building materials, construction costs, inflation, and other components, on a state-by-state basis, and these factors could change our current plans for rate increases.
In addition to rate action, we routinely monitor our advertising spend and, during the second quarter 2023, reduced these costs 34%, compared to the same period last year. In addition to these steps, during the second quarter 2023, we started to take additional measures to support our goal of achieving our target profit margin that included slowing new business growth through verification activities, bill plan offerings, and through continued general operational expense discipline. In addition to potentially slowing growth in premiums and new business applications, some of these actions could reduce our retention.

Returning to profitability in our Property business continues to remain a priority for us. In addition to our focus on shifting our concentration mix between states, we continued to adjust rates to address profitability concerns. In the second quarter 2023, in our Property product lines, we increased rates by about 4% on average, following a rate increase of about 3% in the first quarter 2023 and an increase of about 19% during 2022. Similar to our personal and commercial auto products, we intend to continue to raise rates in our Property products in an effort to achieve our calendar-year underwriting profitability goal, with a planned aggregate countrywide increase of about 7% over the remainder of the year. Some of these rate increases will be subject to regulatory approval.
For the second quarter 2023, net premiums written grew 18% on a companywide basis over the same period last year, primarily driven by policy growth and rate increases that continued through the second quarter 2023. Personal Lines grew 22%, Commercial Lines 2%, and Property 17%. Changes in net premiums written are a function of new business applications (i.e., policies sold), premium per policy, and retention. While we had significant new business application growth at the beginning of the second quarter, we experienced a decline in the rate of growth by the end of the quarter, which we believe, in part, resulted from actions taken to address profitability as discussed above.
The Personal Lines increase reflected growth in both our Agency and Direct businesses. On a year-over-year basis, new personal auto applications grew 37% for the second quarter 2023, compared to the same period last year. Despite the rate increases that we are taking, we believe that we are continuing to benefit from competitor rate increases.
The increase in net premiums written in our Commercial Lines business reflected growth in all of our business market targets (BMTs), except our for-hire transportation BMT, which continued to be impacted by a slowdown in the rate of economic activity and deteriorating freight market conditions. The most significant growth was in our business auto and contractor BMTs. We believe the increase in our contractor BMT is influenced by construction employment and spending trends.
During the second quarter 2023, we also experienced a net premiums written decrease in our TNC business, primarily due to a decrease in projected mileage (which is the basis for determining premiums written for this business), compared to the estimated mileage adjustments during the same period last year. Excluding the decrease from the TNC business, our Commercial Lines net premiums written growth was 6% for the second quarter 2023, compared to the second quarter 2022.
For our Property business, we have continued to manage our overall exposure through measures that helped accelerate growth in markets that are less susceptible to catastrophic weather events and lower our exposure to coastal and hail-prone states for all products excluding renters and umbrella. New applications in the states where we are focused on growth were up about 50% over the second quarter last year. In regions where our appetite to write new business is limited, we are prioritizing Progressive auto bundles, as well as lower risk properties, such as new construction or homes with newer roofs. New applications were down about 30% in these more volatile weather states. In addition, the Property business benefited from growth in Robinsons, our bundled auto and home policies. In total, Property new applications were up 12% over the second quarter 2022.
During the quarter, the number of quotes increased in the Agency auto channel and decreased in the Direct auto channel, with an increase in the rate of conversion in both channels, which contributed to the 37% increase in total personal auto new business applications on a year-over-year basis. We believe that the growth in the conversion rates reflects that our competitors also continued to raise rates to address their underwriting profitability issues. During the second quarter 2023, we reduced advertising spend, resulting in the decrease in quotes in our Direct auto channel.
We believe a key element in improving the accuracy of our rating is Snapshot®, our usage-based insurance offering. During the second quarter 2023, the adoption rates for consumers enrolling in the program increased about 40% in Agency auto and nearly 10% in Direct auto, compared to the second quarter 2022. Snapshot is available in all states, other than California, and our latest segmentation model was available in states that represented about 45% of our countrywide personal auto premium at June 30, 2023. We continue to invest in our mobile application, with mobile devices being chosen for Snapshot monitoring for the majority of new enrollments.
During the second quarter 2023, on a year-over-year basis, average written premiums per policy grew 7% in personal auto and 12% in Property, while average written premiums per policy were flat in commercial auto. The personal auto and Property growth primarily reflected rate increases taken throughout 2022 that continued into the first half 2023, in response to rising loss costs. The rate increases taken in commercial auto were, in part, offset by a shift in the mix of business, primarily driven by a decreased demand in our for-hire transportation product. Given that our commercial auto and Property policies are predominately written for 12-month terms, compared to primarily 6-month policies in our personal auto business, rate actions take longer to earn in for these products.
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
We evaluate total auto retention using a trailing 12-month and a trailing 3-month policy life expectancy. The latter can reflect more volatility and is more sensitive to seasonality. As of the end of the second quarter 2023, our trailing 12-month total personal auto policy life expectancy increased 1%, compared to last year, which marks the first time the trailing 12-month measure has been positive since the beginning of 2022. The Direct channel trailing 12-month measure was up 2% and the Agency channel was flat. We have seen improvement in our trailing 12-month policy life expectancy on a month-over-prior month basis for the last several months, although future rate increases could also adversely impact our retention. Our trailing 3-month policy life expectancy for total personal auto was up 40%, compared to the same period last year. We believe that the improved retention on a trailing 3-month basis reflects our continued competitiveness in the marketplace despite our rate increases.
At the end of the second quarter 2023, trailing 12-month policy life expectancy increased 4% in special lines, 7% in Property, and decreased 11% in Commercial Lines, compared to the same period last year. The decrease in Commercial Lines was across all BMTs, except for our business auto market, with the decrease in for-hire transportation BMT demand providing the largest contribution to the overall decrease. Commercial auto retention is being negatively impacted by our rate and underwriting actions, unfavorable trucking market conditions, and the general weakening of the economy, which we believe are driving increased shopping and causing motor carriers to exit the industry.
B. Investments
The fair value of our investment portfolio was $59.3 billion at June 30, 2023, compared to $53.5 billion at December 31, 2022. The increase from year-end 2022 primarily reflected solid cash flows from operations and the $0.5 billion of proceeds from debt issued in May 2023, as discussed further below, as well as valuation increases in nearly all portfolio sectors.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance
(75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At June 30, 2023, 8% of our portfolio was allocated to Group I securities and 92% to Group II securities, compared to 10% and 90%, respectively, at December 31, 2022.
Our recurring investment income generated a pretax book yield of 3.1% for the second quarter 2023, compared to 2.3% for the same period in 2022, due to the increase in interest rates on our floating-rate securities and the investment of cash and maturities at relatively higher interest rates. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 0% and (3.6)% for the second quarter 2023 and 2022, respectively. Our fixed-income and common stock portfolios had FTE total returns of (0.4)% and 9.0%, respectively, for the second quarter 2023, compared to (2.4)% and (16.3)%, respectively, last year. The increase in the fixed-income return reflected lower portfolio valuation decreases in second quarter 2023, compared to second quarter 2022, as the Federal Reserve increased interest rates 25 basis points in second quarter 2023, compared to 125 basis points in second quarter 2022. The common stock return increase reflected general market conditions.
At both June 30, 2023 and December 31, 2022, the fixed-income portfolio had a weighted average credit quality of AA and a duration of 2.9 years, compared to AA- and 2.8 years at June 30, 2022.
The London Interbank Offered Rate (LIBOR) ceased as an official reference rate on June 30, 2023. The Federal Reserve Board identified the Secured Overnight Financing Rate (SOFR) as the recommended replacement to U.S. LIBOR. As of June 30, 2023, we owned 144 unique securities with an aggregate par value of $2.9 billion that were still based on LIBOR, with our other asset-backed securities, mainly collateralized loan obligations, making up the majority of these securities. Due to provisions in the terms of the securities, which allow a change in the underlying rate if a rate is discontinued, we do not expect the cessation of LIBOR to have a material effect on our portfolio.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. As primarily an auto insurer, our claims liabilities generally have a short-term duration. Operations generated positive cash flows of $4.8 billion and $3.9 billion for the six months ended June 30,
2023 and 2022, respectively. We believe cash flows will remain positive in the reasonably foreseeable future and do not expect we will have a need to raise capital to support our operations in that timeframe, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
As of June 30, 2023, we held $33.1 billion in short-term investments and U.S. Treasury securities, which represented about 55% of our total portfolio. Based on our portfolio allocation and investment strategies, we believe that we have sufficient readily available marketable securities to cover our claims payments and short-term obligations in the event our cash flow from operations were to be negative. See Item 1A, Risk Factors in our Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2022 for a discussion of certain matters that may affect our portfolio and capital position.
Our total capital (debt plus shareholders’ equity) was $23.6 billion, based on book value, at June 30, 2023, compared to $22.0 billion at June 30, 2022, and $22.3 billion at December 31, 2022. The increase from December reflected the comprehensive income recognized during the first half of 2023, primarily driven by the market impact on the valuation of our investment portfolio, and the issuance in May 2023 of $500.0 million of 4.95% Senior Notes due 2033. Our debt-to-total capital ratio was 29.2% at June 30, 2023, 29.0% at June 30, 2022, and 28.7% at December 31, 2022, and, in each case, consistent with our financial policy of maintaining a ratio of less than 30%.
While our financial policies include a goal of maintaining debt below 30% of total capital at book value, we recognize that various factors, including rising interest rates, widening credit spreads, declines in the equity markets, or erosion in operating results, may result in that ratio exceeding 30% at times. In such a situation, as we did during 2022, we may choose to remain above 30% for some time, dependent upon market conditions and the capital needs of our operating businesses. We will continue to monitor this ratio, market conditions, and our capital needs going forward.
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
During the first six months of 2023, we returned capital to shareholders primarily through common share dividends and common share repurchases. Our Board of Directors declared a $0.10 per common share dividend in both the first and second quarters of 2023. These dividends, which were each $58.5 million in the aggregate, were paid in April 2023 and July 2023, respectively. In January 2023, we also paid common share dividends declared in the fourth quarter 2022, in the aggregate amount of $58.5 million, or $0.10 per share (see Note 9 – Dividends for further discussion).

In addition to the common share dividends, in March 2023 and June 2023, we paid Series B Preferred Share dividends in the aggregate amount of $13.4 million and $9.5 million, respectively. Beginning March 15, 2023, the annual dividend rate for our Series B Preferred Shares switched to a floating rate equal to the three-month LIBOR plus a spread of 2.539% applied to the stated amount per share. We, as calculation agent under our Series B Preferred Shares, determined that, in accordance with the successor base rate provisions of the Series B Preferred Shares and the Adjustable Interest Rate (LIBOR) Act and the regulation issued by the Board of Governors of the Federal Reserve System on December 16, 2022, implementing the LIBOR Act, the reference rate for the Series B Preferred Shares for any determination date after June 30, 2023, shall be the sum of (i) 3-Month CME Term SOFR plus (ii) a tenor spread adjustment of 0.26161%. The new reference rate will apply beginning with the determination date applicable to the dividend period commencing September 15, 2023. During the floating rate period, dividends on the Series B Preferred Shares will be payable quarterly, if and when declared by the Board of Directors.
Consistent with our financial policies, we repurchase common shares to neutralize dilution from equity-based compensation granted during the year and opportunistically when we believe our shares are trading below our determination of long-term fair value. During the first six months of 2023, we repurchased 0.3 million common shares, at a total cost of $40.1 million, including 0.1 million shares in the second quarter 2023, both in the open market and to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our overall capital position, the capital strength of our subsidiaries, and potential capital needs to expand our business operations.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
Based upon our capital planning and forecasting efforts, we believe we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, anticipated quarterly dividends on our common shares and dividends on our Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future. At June 30, 2023, we had $4.3 billion in a consolidated, non-insurance subsidiary of the holding company that can be used to fund corporate obligations and provide additional capital to the insurance subsidiaries to fund potential future growth. As of June 30, 2023, our estimated consolidated statutory surplus was $19.0 billion.
During the first six months of 2023, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2022 Annual Report to Shareholders. During the second quarter 2023, we renewed our catastrophe excess of loss per occurrence reinsurance contract, which increased our noncancellable purchase obligation commitments about $139.5 million, bringing our total commitments related to the excess of loss contracts to $466.8 million at June 30, 2023. We placed 100% of the requested reinsurance coverage for the June 1 renewal. There have not been any other material changes in off-balance-sheet leverage, which includes purchase obligations and catastrophe excess of loss reinsurance contracts, from those disclosed in our 2022 Annual Report to Shareholders.
In May 2023, we decided to raise additional capital to take advantage of attractive terms in the market and to provide additional financial flexibility, and we may do so in the future. We have an effective shelf registration with the U.S. Securities and Exchange Commission so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants, and units. The shelf registration enables us to raise funds from the offering of any securities covered by the shelf registration as well as any combination thereof, subject to market conditions.
III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in three segments: Personal Lines, Commercial Lines, and Property. As a component of our Personal Lines segment, we report our Agency and Direct business results to provide further understanding of our products by distribution channel.
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Personal Lines
Agency	38%	36%	36%	35%
Direct	41	40	41	40
Total Personal Lines[1]	79	76	77	75
Commercial Lines	16	19	19	20
Property	5	5	4	5
Total underwriting operations	100%	100%	100%	100%
1 Personal auto products accounted for 92% and 91% of the total Personal Lines segment net premiums written during the three months ended June 30, 2023 and 2022, respectively, and 93% during the six months ended June 30, 2023 and 2022; our special lines products accounted for the balance.
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
While our personal auto policies are primarily written for 6-month terms, we write 12-month auto policies in our Platinum agencies to promote bundled auto and home growth. At June 30, 2023 and 2022, 14% of our Agency auto policies in force were 12-month policies. To the extent our Agency application mix of annual policies grows, the shift in policy term could increase our written premium mix by channel as 12-month policies have about twice the amount of net premiums written compared to 6-month policies. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related liability and physical damage insurance, business-related general liability and property insurance predominately for small businesses, and workers’ compensation insurance primarily for the transportation industry. The majority of our Commercial Lines business is written through the independent agency channel although we continue to focus on growing our direct business. To serve our direct channel customers, we continue to expand our product offerings, including adding states where we offer our business owners policy (BOP) product, as well as adding these product offerings to our digital platform that serves direct small business consumers (BusinessQuote Explorer®). The direct commercial auto business, excluding our TNC, BOP, and Protective Insurance Corporation and subsidiaries (Protective Insurance) products, represented 10% of our commercial auto premiums written for the six months ended June 30, 2023 and 2022. We write about 90% of Commercial Lines policies for 12-month terms.

Our Property business writes residential property insurance for homeowners, other property owners, and renters, and writes umbrella insurance. We write the majority of our Property business through the independent agency channel. We continue to expand the direct distribution of our Property product offerings, and, for both the six months ended June 30, 2023 and 2022, nearly a quarter of our Property business premiums were written in the direct channel. All of our Property policies are written for 12-month terms.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$(71.2)	(1.4)%	$260.3	6.0%	$91.4	0.9%	$548.9	6.3%
Direct	126.5	2.0	198.4	4.0	104.4	0.9	348.8	3.6
Total Personal Lines	55.3	0.5	458.7	4.9	195.8	0.9	897.7	4.9
Commercial Lines	87.2	3.6	243.0	10.5	124.4	2.6	445.4	10.1
Property[1]	(206.8)	(33.2)	(156.9)	(27.5)	(239.5)	(19.6)	(148.6)	(13.2)
Other indemnity[2]	0	NM	(6.3)	NM	(3.4)	NM...	(7.2)	NM...
Total underwriting operations	$(64.3)	(0.4)%	$538.5	4.4%	$77.3	0.3%	$1,187.3	5.0%
1 For the three and six months ended June 30, 2023, pretax profit (loss) includes $2.8 million and $7.8 million, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment, compared to $5.0 million and $19.1 million for the respective periods last year. The year-over-year decrease in amortization expense reflects intangible assets that were fully amortized during the first quarter 2023 and 2022.
2 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
For the three and six months ended June 30, 2023, the lower pretax underwriting profit (loss), compared to the same period last year, primarily reflects the impact from unfavorable prior accident years reserve development and catastrophe losses incurred. During the second quarter and first six months of 2023, we experienced unfavorable prior accident years reserve development of 3.4 points and 4.0 points, respectively, compared to favorable development of 0.4 points for the second quarter last year and 0.6 points of unfavorable development for the first six months of 2022. We have continued to see volatility in our severity trends as inflation continued to influence higher vehicle prices and costs to repair vehicles. Our catastrophe losses reduced our underwriting profitability 7.1 points for the quarter and 4.5 points for the first six months of 2023, compared to 4.3 points and 2.8 points for the same periods last year.
See the Losses and Loss Adjustment Expenses (LAE) section below for further discussion of our frequency and severity trends, reserve development, and catastrophe losses incurred during the periods.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Performance[1]	2023	2022	Change	2023	2022	Change
Personal Lines – Agency
Loss & loss adjustment expense ratio	83.5	77.3	6.2	80.8	76.3	4.5
Underwriting expense ratio	17.9	16.7	1.2	18.3	17.4	0.9
Combined ratio	101.4	94.0	7.4	99.1	93.7	5.4
Personal Lines – Direct
Loss & loss adjustment expense ratio	84.9	77.9	7.0	82.4	77.5	4.9
Underwriting expense ratio	13.1	18.1	(5.0)	16.7	18.9	(2.2)
Combined ratio	98.0	96.0	2.0	99.1	96.4	2.7
Total Personal Lines
Loss & loss adjustment expense ratio	84.2	77.7	6.5	81.7	76.9	4.8
Underwriting expense ratio	15.3	17.4	(2.1)	17.4	18.2	(0.8)
Combined ratio	99.5	95.1	4.4	99.1	95.1	4.0
Commercial Lines
Loss & loss adjustment expense ratio	77.2	70.4	6.8	76.8	70.6	6.2
Underwriting expense ratio	19.2	19.1	0.1	20.6	19.3	1.3
Combined ratio	96.4	89.5	6.9	97.4	89.9	7.5
Property
Loss & loss adjustment expense ratio	105.6	101.7	3.9	90.8	86.4	4.4
Underwriting expense ratio[2]	27.6	25.8	1.8	28.8	26.8	2.0
Combined ratio[2]	133.2	127.5	5.7	119.6	113.2	6.4
Total Underwriting Operations
Loss & loss adjustment expense ratio	83.9	77.4	6.5	81.2	76.2	5.0
Underwriting expense ratio	16.5	18.2	(1.7)	18.5	18.8	(0.3)
Combined ratio	100.4	95.6	4.8	99.7	95.0	4.7
Accident year – Loss & loss adjustment expense ratio[3]	80.5	77.8	2.7	77.2	75.6	1.6
1 Ratios are expressed as a percentage of net premiums earned. The portion of fees and other revenues related to our loss adjustment activities are netted against loss adjustment expenses and the portion of fees and other revenues related to our underwriting operations are netted against underwriting expenses in the ratio calculations.
2 Included in the three and six months ended June 30, 2023, are 0.4 points and 0.6 points, respectively, of amortization expense on acquisition-related intangible assets attributable to our Property segment, and 0.9 points and 1.7 points for the respective periods last year.
3 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2023	2022	2023	2022
Change in net loss and LAE reserves	$1,963.6	$1,131.6	$2,888.8	$1,696.9
Paid losses and LAE	10,206.5	8,289.5	19,905.3	16,582.6
Total incurred losses and LAE	$12,170.1	$9,421.1	$22,794.1	$18,279.5
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
Our total loss and LAE ratio increased 6.5 points for the second quarter 2023, compared to the same period last year, and 5.0 points on a year-to-date basis, primarily due to increased severity, unfavorable prior and current accident years reserve development, and higher catastrophe losses, in all of our operating segments, partially offset by the higher premium per policy due to rate increases. On an accident year basis, our second quarter loss and LAE ratio was 2.7 points higher than the second quarter 2022, and 1.6 points higher on a year-to-date basis.
The following table shows our consolidated catastrophe losses and related combined ratio point impact, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
($ in millions)	$	Point[1]	$	Point[1]	$	Point[1]	$	Point[1]
Personal Lines	$590.7	5.2	$285.2	3.1	$682.8	3.1	$329.7	1.8
Commercial Lines	18.9	0.8	9.6	0.4	22.4	0.5	12.4	0.3
Property	415.0	66.7	233.5	40.9	560.3	45.9	332.8	29.5
Total net catastrophe losses incurred	$1,024.6	7.1	$528.3	4.3	$1,265.5	4.5	$674.9	2.8
1 Represents catastrophe losses incurred during the period, including the impact of reinsurance, as a percent of net premiums earned for each segment.

In the three and six months ended June 30, 2023, we were affected by 19 and 43 catastrophic weather events, respectively, compared to 23 and 34 events in the same periods last year. During the second quarter 2023, our catastrophe losses reflected severe weather events throughout the United States, with Texas, Florida, and Colorado contributing to just over half of the losses although 35 states were affected for the quarter and 44 states for the first six months. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
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
We evaluate our reinsurance programs during the renewal process, if not more frequently, to ensure our programs continue to effectively address the company’s risk tolerance. During the second quarter 2023, we entered into new reinsurance contracts under our per occurrence excess of loss program for our Property business. The reinsurance program has retention thresholds for losses and allocated loss adjustment expense (ALAE) from a single catastrophic event of $200 million, which is unchanged from the retention threshold on prior contracts. In general, our program includes coverage for $2.0 billion in damages with additional substantial coverage for a second or third hurricane. When including the Florida Hurricane Catastrophe Fund and the Reinsurance Assistance to Policyholder programs that are specific to Florida, this coverage reaches $2.4 billion. While the cost of our reinsurance program increased considerably over the prior year due to market conditions, we were able to successfully place 100% of the requested coverage with our reinsurers.
During 2023, we also entered into a new aggregate excess of loss reinsurance contract that has multiple layers of coverage, with the first retention layer threshold ranging from $500 million to $575 million, excluding named tropical storms and hurricanes, and the second retention layer threshold of $600 million, including named tropical storms and hurricanes. The first and second layers provide coverage up to $100 million and $85 million, respectively. While the total coverage limit and per-event retention will evolve to fit the growth of our business, we expect to remain a consistent purchaser of reinsurance coverage. See Item 1 – Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of our various reinsurance programs.

As of the end of the second quarter 2023, we were about $40 million to $50 million below the annual retention thresholds under our 2023 catastrophe aggregate excess of loss program, based on the layer. We will likely exceed a portion of our retention threshold during the third quarter 2023. Once the retention thresholds are exceeded, we have reinsurance coverage up to $100 million for non-named storm property catastrophe losses.
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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis, over the prior-year periods was as follows:

	Growth Over Prior Year
	Quarter	Year-to-date
Coverage Type	2023	2023
Bodily injury	13%	11%
Collision	8	7
Personal injury protection	5	5
Property damage	11	13
Total	12	11
The year-over-year increase in severity, in part, reflects the impact of inflation, which continues to increase the valuation of used vehicles and total loss, repair, and medical costs.
To address inherent seasonality trends and lessen the effects of month-to-month variability in the commercial auto products, we use a trailing 12-month period in assessing severity. In the second quarter 2023, our commercial auto products’ incurred severity, excluding our TNC, BOP, and Protective Insurance products, increased 7%, compared to the same period last year. Since the loss patterns in the TNC, BOP, and Protective Insurance businesses are not indicative of our other commercial auto products, disclosing severity and frequency trends excluding those businesses is more representative of our overall experience for the majority of our commercial auto products.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our personal auto incurred frequency, on a calendar-year basis, over the prior-year periods, was as follows:

	Growth Over Prior Year
	Quarter	Year-to-date
Coverage Type	2023	2023
Bodily injury	6%	6%
Collision	(3)	(4)
Personal injury protection	9	7
Property damage	1	2
Total	1	0
On a trailing 12-month basis, our commercial auto products’ incurred frequency, excluding Protective Insurance and our TNC business, increased 2% during the second quarter 2023, compared to the same period last year.
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

The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2023		2022		2023		2022
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$(206.9)		$(65.5)		$(206.6)		$(50.4)
Current accident year	(283.5)		(14.4)		(424.3)		(53.2)
Calendar-year actuarial adjustments	$(490.4)		$(79.9)		$(630.9)		$(103.6)
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustments	$(206.9)		$(65.5)		$(206.6)		$(50.4)
All other development	(282.4)		111.4		(903.9)		(94.5)
Total development	$(489.3)		$45.9		$(1,110.5)		$(144.9)
(Increase) decrease to calendar-year combined ratio	(3.4)	pts.	0.4	pts.	(4.0)	pts.	(0.6)	pts.
Total development consists of both actuarial adjustments and “all other development” on prior accident years. The actuarial adjustments represent the net changes made by our actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in the projected frequency and severity trends, which allow them to adjust the reserves to reflect current cost trends.
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
About 80% of the total unfavorable development for the first half of 2023 was in our personal auto products. About half of the personal auto unfavorable development was attributable to higher than anticipated severity in auto property and physical damage coverages, while the remaining unfavorable development was primarily due to increased loss costs in Florida injury and medical coverages and, to a lesser extent, higher than anticipated late reported injury claims.
While it is difficult to quantify the direct impact of recent insurance legislation in Florida, for all coverages Florida contributed approximately 40% to the prior accident year reserve development year to date across all personal auto product lines. We continue to believe that the Florida tort reform will likely have a positive impact on the insurance industry in Florida over the long term. We will continue to monitor the ever-changing legislative and regulatory environment and will respond as necessary.
In the property damage coverage, the exposure relates to the costs associated with fixing vehicles. Coverages related to fixing vehicles have seen unprecedented increases in severity trends on previously closed claims, relative to comparable periods last year, and continued to be the major driver of prior year unfavorable development countrywide. The contributors to the increased trends came from a variety of sources, including longer vehicle repair times, longer rental times, and higher parts prices and labor rates. Fixing vehicle coverages are short-tailed, which explains why over 80% of the total year-to-date prior year development is from the 2022 accident year. In fact, excluding Florida, accident years prior to 2022 have developed slightly favorably.
Our current year actuarial adjustments are also primarily due to higher physical damage severity. Since fixing vehicle coverages are short-tailed, most of the claims that are affected by emerging trends have happened in the recent past. As we have moved deeper into the year, the new, steeper trends in fixing vehicle coverages have increasingly affected claims that occurred in the current accident year. Florida litigation has been a relatively small part of current year actuarial adjustments since the increase in litigation largely affected claims that occurred before March 2023. We continue to monitor loss trends across all states and coverages and will remain vigilant to adjust reserves to reflect those trends.
Our Commercial Lines business represented about 20% of the unfavorable development for the first six months of

2023, mainly due to higher than anticipated severity and frequency of late reported injury claims. The trend in loss costs has been steep, as costs for medical care, vehicle repair labor, and parts continue to climb. We believe these inflationary environmental trends will continue for the foreseeable future.
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
Underwriting Expenses
Underwriting expenses include policy acquisition costs and other underwriting expenses. The underwriting expense ratio is our underwriting expenses, net of certain fees and other revenues, expressed as a percentage of net premiums earned. For the second quarter 2023, our underwriting expense ratio was down 1.7 points, compared to the same period last year, and 0.3 points on a year-to-date basis, primarily reflecting decreases in our advertising spend. In total, our companywide advertising spend decreased 34%, compared to the second quarter 2022, and 4% on a year-to-date basis. The reduction in advertising spend in concert with premium growth reduced the contribution of advertising to our combined ratio by 2.0 points and 0.8 points for the three and six months ended June 30, 2023, respectively, compared to the same periods last year. As we continue to focus on profitability, we plan to continue to manage our expenses and discretionary spend to further our goal of achieving our target profitability.
To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to policy acquisition, including advertising and agency commissions, from our underwriting expense ratio. During the second quarter 2023, our NAER increased 0.4 points and 0.7 points in our Commercial Lines and Property businesses, respectively, and was flat in Personal Lines, compared to the same period last year. On a year-to-date basis, our NAER increased 0.2 points, 1.1 points, and 1.0 points, in our Personal Lines, Commercial Lines, and Property businesses, respectively, compared to the same period last year.

C. Growth
For our underwriting operations, we analyze growth in terms of both premiums and policies. Net premiums written represent the premiums from policies written during the period, less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned as revenue over the life of the policy using a daily earnings convention. Policies in force, our preferred measure of growth since it removes the variability due to rate changes or mix shifts, represents all policies for which coverage was in effect as of the end of the period specified.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2023	2022	% Growth	2023	2022	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$5,533.7	$4,493.6	23%	$10,948.1	$9,010.0	22%
Direct	6,066.4	4,978.9	22	12,765.2	10,181.4	25
Total Personal Lines	11,600.1	9,472.5	22	23,713.3	19,191.4	24
Commercial Lines	2,366.4	2,308.8	2	5,733.3	5,234.5	10
Property	750.3	639.6	17	1,379.7	1,175.7	17
Other indemnity[1]	0.1	1.2	(92)	0.3	1.5	(80)
Total underwriting operations	$14,716.9	$12,422.1	18%	$30,826.6	$25,603.1	20%
NET PREMIUMS EARNED
Personal Lines
Agency	$5,207.2	$4,366.5	19%	$10,067.4	$8,689.8	16%
Direct	6,180.7	4,905.9	26	11,898.1	9,699.5	23
Total Personal Lines	11,387.9	9,272.4	23	21,965.5	18,389.3	19
Commercial Lines	2,454.1	2,304.4	6	4,810.2	4,431.6	9
Property	622.3	570.5	9	1,221.0	1,128.6	8
Other indemnity[1]	0.1	0.6	(83)	0.8	1.3	(38)
Total underwriting operations	$14,464.4	$12,147.9	19%	$27,997.5	$23,950.8	17%
[1] Includes other underwriting business and run-off operations.
				June 30,
(thousands)				2023	2022	% Growth
POLICIES IN FORCE
Personal Lines
Agency auto				8,437.8	7,619.5	11%
Direct auto				11,220.5	9,557.0	17
Total auto				19,658.3	17,176.5	14
Special lines[1]				5,843.1	5,485.0	7
Personal Lines — total				25,501.4	22,661.5	13
Commercial Lines				1,101.1	1,024.6	7
Property				2,974.3	2,823.0	5
Companywide total				29,576.8	26,509.1	12%
[1] Includes insurance for motorcycles, RVs, watercraft, and similar items.

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
D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2023	2022	2023	2022
Applications
New	31%	(13)%	49%	(18)%
Renewal	7	2	4	4
Written premium per policy - Auto	7	11	8	8
Policy life expectancy - Auto
Trailing 3 months	40	(32)
Trailing 12 months	1	(11)
In our Personal Lines business, we experienced significant new application growth in the second quarter and first six months of 2023, which we believe was, in part, driven by our competitiveness in the marketplace. The increase in new applications during the second quarter and first six months of 2023 were primarily attributable to our personal auto products across all four consumer segments, although our special lines products also experienced new application growth in both periods.
Personal auto policies in force grew between 10% and 17% across all consumer segments as of the second quarter 2023, compared to the same period last year.
During the second quarter 2023, on a countrywide basis, we implemented personal auto rate increases in 27 states that, in the aggregate, increased rates about 7%, following rate increases of 4% during the first quarter 2023 and 13% during 2022. We believe that our prior-year rate increases had a negative impact on our renewal business applications and policy life expectancy, and as competitors also raised rates, our retention started to lengthen as evidenced by the growth in our trailing 3- and 12-month policy life expectancy.
Our written premium per policy increased during the second quarter and first six months of 2023, primarily due to the rate increases taken in 2022 and 2023, as previously discussed. Our focus on achieving our target underwriting profitability takes precedence over growth. We will continue to manage growth and profitability in accordance with our long-standing goal of growing as fast as we can, as long as we can provide high-quality customer service, at or below a companywide 96 combined ratio on a calendar-year basis. During the second quarter 2023, we started to take additional measures to achieve our target profit margin that included slowing new business growth through verification activities, bill plan offerings, and through continued general operational expense discipline. In addition to potentially slowing growth, some of these actions could reduce our retention.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel. The channel discussions below are focused on personal auto insurance since this product accounted for 92% and 93% of the Personal Lines segment net premiums written during the second quarter and first six months of 2023, respectively.
The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2023	2022	2023	2022
Applications - Auto
New	52%	(20)%	60%	(24)%
Renewal	4	(2)	0	(1)
Written premium per policy - Auto	9	12	9	10
Policy life expectancy - Auto
Trailing 3 months	44	(34)
Trailing 12 months	0	(13)
The Agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the second quarter 2023, 48 states and the District of Columbia generated new Agency auto application growth, including all of our top 10 largest Agency states. During the second quarter and first six months of 2023, total Agency auto applications increased 12% and 10%, respectively, primarily due to growth in new applications. During the second quarter and first six months of 2023, each of our consumer segments experienced a significant increase in new applications year over year. Policies in force grew by low double digit percentages in each consumer segment, except Sams who saw a single digit increase, compared to the same period last year.
During the second quarter and first six months of 2023, we experienced an increase in Agency auto quote volume of 16% and 15%, respectively, with a rate of conversion (i.e.,

converting a quote to a sale) increase of 29% and 39%, compared to the same periods last year. For the second quarter and year-to-date periods, each consumer segment saw increases in quote volume and conversion.
Written premium per policy for new and renewal Agency auto business increased 11% and 8%, respectively, compared to the second quarter 2022, and 12% and 9%, respectively, for the first six months of 2023 on a year-over-year basis.
The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2023	2022	2023	2022
Applications - Auto
New	29%	(11)%	60%	(19)%
Renewal	10	4	7	6
Written premium per policy - Auto	6	10	7	7
Policy life expectancy - Auto
Trailing 3 months	35	(29)
Trailing 12 months	2	(9)
The Direct business includes business written directly by Progressive online, through our Progressive mobile app, and over the phone. During the second quarter 2023, 47 states and the District of Columbia generated new auto application growth, including eight of our top 10 largest Direct states. During the second quarter and first six months of 2023, total auto applications increased 14% and 16%, respectively, due to growth in both new and renewal applications. During the quarter, each of our consumer segments experienced a significant increase in new applications year over year, except Sams who experienced a low double digit increase. On a year-to-date basis, each consumer segment experienced a significant increase in new applications from the prior year. Policies in force grew between 13% and 21% in each consumer segment, compared to the same period last year.
During the second quarter and first six months of 2023, Direct auto quote volume decreased 7% and increased 32%, respectively, while conversion increased 35% and 21%, compared to the same periods last year. All consumer segments saw a decrease in quotes during the quarter, except for Robinsons, with all consumer segments experiencing increased quote volume during the first six months of 2023. All consumer segments saw an increase in conversion for both the second quarter and first six months of 2023. The decrease we experienced in our quote volume during the second quarter 2023 primarily reflected decreased advertising spend, compared to the second quarter 2022, along with the other actions taken to slow growth to focus on profitability.
Written premium per policy for new and renewal Direct auto business increased 5% and 7%, respectively, compared to the second quarter 2022, and 6% and 8%, respectively, for the first six months of 2023 on a year-over-year basis, primarily driven by rate increases.
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
The following table and discussion shows our commercial auto product, excluding our TNC, BOP, and Protective Insurance products. Year-over-year changes in our commercial auto product were as follows:

	Growth Over Prior Year
	Quarter		Year-to-date
	2023	2022	2023	2022
Applications
New	7%	(6)%	4%	1%
Renewal	6	15	6	14
Written premium per policy	0	14	1	17
Policy life expectancy Trailing 12 months	(11)	1
During the second quarter and first six months of 2023, commercial auto new application growth was positive in each of our business market targets, except for the for-hire transportation market, which reflects the continued slowdown in the rate of economic activity and deteriorating freight market conditions. During the second quarter and first six months of 2023, quote volume increased 8% and 5%, respectively, while conversion decreased 1% for both periods, compared to the same periods last year.
Written premium per policy for new commercial auto business decreased 4% and 5% for the second quarter and first six months of 2023, respectively, compared to the same periods last year. Shifts in the mix of business to lower premium products more than offset the rate increases we took in commercial auto on our new business. Written premium per policy on renewal business increased 3% for the second quarter and 4% for the first six months, compared to the prior year periods, reflecting rate increases. Our policy life expectancy decreased in all business market targets, except for our business auto market. Given the rise in costs to operate a trucking business, many independent owner/operators, who were our core customers in the for-hire transportation business market, have begun to migrate back to leasing with larger motor carriers. In addition, we believe unfavorable trucking market conditions and the general weakening of the economy are driving increased shopping and causing motor carriers to exit the industry.

F. Property
The following table shows our year-over-year changes for our Property business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2023	2022	2023	2022
Applications
New	12%	(5)%	12%	(6)%
Renewal	5	8	6	9
Written premium per policy	12	4	11	4
Policy life expectancy Trailing 12 months	7	(8)
Our Property business writes residential property insurance for homeowners, other property owners, and renters, and umbrella insurance in the agency and direct channels. During the second quarter and first six months of 2023, the increase in new applications experienced in our Property business was primarily due to underwriting changes made in an effort to promote growth in less volatile weather states.
Improving profitability and reducing concentration exposure continued to be the top priority for our Property business during the first half of 2023. We have concentrated our growth in the Property business in markets that are less susceptible to catastrophes and have lower exposure to coastal and hail-prone states for all products excluding renters and umbrella. New applications in these growth-oriented states were up about 50% in both the second quarter and first six months of 2023, compared to the same periods last year. In regions where our appetite to write new business is limited, we are continuing to prioritize Progressive auto bundles, as well as lower risk properties, such as new construction or homes with newer roofs. New applications were down about 30% in these more volatile weather states for both periods. In addition, we increased rates an average of about 4% in our Property segment during the second quarter 2023 and 7% on a year-to-date basis.
The increase in our written premium per policy, compared to the second quarter and first six months of 2022, was primarily due to rate increases taken over the last 12 months and providing higher premium coverages to account for inflation. The written premium per policy increase was partially offset by a shift in the mix of business to a larger share of renters policies, which have lower written premiums per policy, and less homeowners growth in volatile states that have higher average premiums. We intend to continue to make targeted rate increases in states where we believe it is necessary to achieve our profitability targets.

G. Income Taxes
At June 30, 2023, we had recoverable income taxes of $44.0 million, which were reported in other assets, compared to net current income taxes payable of $114.0 million and $10.9 million at June 30, 2022 and December 31, 2022, respectively, which were reported in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. This balance may fluctuate between an asset and a liability from period to period due to normal timing differences.
A deferred tax asset or liability is a tax benefit or expense, respectively, that is expected to be realized in a future tax return. At June 30, 2023 and 2022, and December 31, 2022, we reported net federal deferred tax assets of $1.2 billion, $1.0 billion, and $1.1 billion, respectively.
We are required to assess our deferred tax assets for recoverability and, based on our analysis, determined that we did not need a valuation allowance on our gross deferred tax assets in each period. Although realization of the gross deferred tax assets is not assured, management believes it is more likely than not that the gross deferred tax assets will be realized based on our expectation we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. We believe our deferred tax assets related to net unrealized losses on fixed-maturity securities will be realized based on the existence of prior-year capital gains, current temporary differences related to unrealized gains in our equity portfolio, and other tax planning strategies.
Our effective tax rate for the three and six months ended June 30, 2023, was 20.7% and 19.9%, respectively, compared to 14.6% and 6.8% for the same periods last year. The lower effective tax rates for the three and six months ended June 30, 2022, were in part due to the goodwill impairment charge, partially offset by our permanent tax differences having a greater impact on the effective rate given our pretax loss for the periods.
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
The following table summarizes investment results for the periods ended June 30:

	Three Months		Six Months
	2023	2022	2023	2022
Pretax recurring investment book yield (annualized)	3.1%	2.3%	3.0%	2.1%
FTE total return:
Fixed-income securities	(0.4)	(2.4)	1.7	(5.9)
Common stocks	9.0	(16.3)	16.9	(20.4)
Total portfolio	0	(3.6)	2.3	(7.2)

The increase in the book yield for both periods, compared to last year, primarily reflected investing new cash from operations and proceeds from maturing bonds at higher interest rates, and an increase in interest rates on our floating-rate securities. The increase in the fixed-income total return for both periods, compared to last year, primarily reflected interest rate movement and only a moderate increase in interest rates during second quarter 2023. The increase in common stocks reflected general market conditions.
A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended June 30, follows:

	Three Months		Six Months
	2023	2022	2023	2022
Fixed-income securities:
U.S. Treasury Notes	(1.1)%	(1.7)%	1.3%	(5.8)%
Municipal bonds	(0.4)	(1.9)	2.3	(6.7)
Corporate bonds	0.1	(3.1)	2.6	(6.7)
Residential mortgage-backed securities	2.1	(0.6)	4.2	(1.5)
Commercial mortgage-backed securities	0.8	(3.6)	1.8	(7.7)
Other asset-backed securities	1.1	(1.2)	2.9	(2.7)
Preferred stocks	0.7	(8.1)	(3.4)	(10.9)
Short-term investments	1.2	0.1	2.3	0.2

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Average Rating[1]
June 30, 2023
U.S. government obligations	$31,600.5	53.3%	3.4	AAA
State and local government obligations	2,154.7	3.6	3.2	AA+
Foreign government obligations	15.8	0.1	3.0	AAA
Corporate debt securities	10,304.6	17.4	2.9	BBB
Residential mortgage-backed securities	562.7	0.9	0.4	A
Commercial mortgage-backed securities	4,265.5	7.2	2.3	A
Other asset-backed securities	5,017.6	8.5	1.1	AA
Preferred stocks	1,141.8	1.9	2.5	BBB-
Short-term investments	1,494.3	2.5	0.1	AA+
Total fixed-income securities	56,557.5	95.4	2.9	AA
Common equities	2,708.1	4.6	na	na
Total portfolio[2]	$59,265.6	100.0%	2.9	AA
June 30, 2022
U.S. government obligations	$18,719.2	36.0%	3.7	AAA
State and local government obligations	2,135.4	4.1	3.7	AA+
Foreign government obligations	16.4	0.1	4.0	AAA
Corporate debt securities	10,167.8	19.6	3.0	BBB
Residential mortgage-backed securities	799.3	1.5	0.4	A
Commercial mortgage-backed securities	6,094.6	11.7	2.7	A+
Other asset-backed securities	5,036.0	9.7	1.1	AA
Preferred stocks	1,564.3	3.0	3.0	BBB-
Short-term investments	4,611.8	8.9	<0.1	AA
Total fixed-income securities	49,144.8	94.6	2.8	AA-
Common equities	2,784.7	5.4	na	na
Total portfolio[2]	$51,929.5	100.0%	2.8	AA-
December 31, 2022
U.S. government obligations	$25,167.4	47.0%	3.7	AAA
State and local government obligations	1,977.1	3.7	3.5	AA+
Foreign government obligations	15.5	0.1	3.5	AAA
Corporate debt securities	9,412.7	17.6	2.8	BBB
Residential mortgage-backed securities	666.8	1.2	0.4	A
Commercial mortgage-backed securities	4,663.5	8.7	2.7	A+
Other asset-backed securities	4,564.6	8.5	1.1	AA+
Preferred stocks	1,397.5	2.6	2.8	BBB-
Short-term investments	2,861.7	5.4	0.1	AAA-
Total fixed-income securities	50,726.8	94.8	2.9	AA
Common equities	2,821.5	5.2	na	na
Total portfolio[2]	$53,548.3	100.0%	2.9	AA
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
2 At June 30, 2023, we had $248.0 million of net unsettled security purchase transactions included in other liabilities, compared to $34.4 million included in other assets at December 31, 2022. At June 30, 2022, our net unsettled security transactions were $0.
The total fair value of the portfolio at June 30, 2023 and 2022, and December 31, 2022, included $4.3 billion, $4.9 billion, and $4.4 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

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
The following table shows the composition of our Group I and Group II securities:

	June 30, 2023		June 30, 2022		December 31, 2022
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$752.3	1.3%	$1,648.7	3.2%	$1,249.2	2.3%
Redeemable preferred stocks[1]	78.3	0.1	101.9	0.2	92.1	0.2
Nonredeemable preferred stocks	985.1	1.6	1,360.5	2.6	1,213.2	2.3
Common equities	2,708.1	4.6	2,784.7	5.4	2,821.5	5.2
Total Group I securities	4,523.8	7.6	5,895.8	11.4	5,376.0	10.0
Group II securities:
Other fixed maturities	53,247.5	89.9	41,421.9	79.7	45,310.6	84.6
Short-term investments	1,494.3	2.5	4,611.8	8.9	2,861.7	5.4
Total Group II securities	54,741.8	92.4	46,033.7	88.6	48,172.3	90.0
Total portfolio	$59,265.6	100.0%	$51,929.5	100.0%	$53,548.3	100.0%
1 We did not hold any non-investment-grade redeemable preferred stocks at June 30, 2023 and 2022, or December 31, 2022.
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

Unrealized Gains and Losses
As of June 30, 2023, our fixed-maturity portfolio had total after-tax net unrealized losses, which are recorded as part of accumulated other comprehensive income (loss) on the consolidated balance sheets, of $2.6 billion, compared to $2.2 billion and $2.8 billion at June 30, 2022 and December 31, 2022, respectively. The increase in net unrealized losses from June 30, 2022, was primarily due to a lower valuation on our U.S. Treasury portfolio as interest rates have increased. The decrease in our fixed-maturity net unrealized loss from December 31, 2022 through June 30, 2023, was primarily due to higher valuations on our corporate debt and other asset-backed portfolios.

See Note 2 – Investments for a further break-out of our gross unrealized gains (losses).

Holding Period Gains and Losses
The following table provides the balance and activity for both the gross and net holding period gains (losses) for the six months ended June 30, 2023:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2022
Hybrid fixed-maturity securities	$1.3	$(75.8)	$(74.5)
Equity securities[1]	2,026.6	(182.2)	1,844.4
Total holding period securities	2,027.9	(258.0)	1,769.9
Current year change in holding period securities
Hybrid fixed-maturity securities	(0.5)	19.2	18.7
Equity securities[1]	30.9	48.8	79.7
Total changes in holding period securities	30.4	68.0	98.4
Balance at June 30, 2023
Hybrid fixed-maturity securities	0.8	(56.6)	(55.8)
Equity securities[1]	2,057.5	(133.4)	1,924.1
Total holding period securities	$2,058.3	$(190.0)	$1,868.3
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

Interest Rate Risk Our duration of 2.9 years at both June 30, 2023 and December 31, 2022, and 2.8 years at June 30, 2022 fell within our acceptable range of 1.5 to 5 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution (excluding short-term securities)	June 30, 2023	June 30, 2022	December 31, 2022
1 year	19.8%	18.4%	17.5%
2 years	14.9	17.9	16.9
3 years	23.2	23.6	21.3
5 years	26.9	20.8	25.1
7 years	11.6	14.3	14.0
10 years	3.6	5.0	5.2
Total fixed-income portfolio	100.0%	100.0%	100.0%

Credit Risk This exposure is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs. At both June 30, 2023 and December 31, 2022, our credit quality rating was AA and at June 30, 2022 it was AA-. The credit quality distribution of the fixed-income portfolio was:

Average Rating[1]	June 30, 2023	June 30, 2022	December 31, 2022
AAA	68.4%	57.7%	65.5%
AA	5.7	8.5	6.4
A	7.4	8.4	7.6
BBB	16.7	21.0	17.2
Non-investment grade/non-rated
BB	1.4	3.5	2.5
B	0.2	0.6	0.5
CCC and lower	0.1	0.1	0.1
Non-rated	0.1	0.2	0.2
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The ratings in the table above are assigned by NRSROs.

Concentration Risk We did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our thresholds during the second quarter 2023.

Prepayment and Extension Risk We did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the second quarter 2023.

Liquidity Risk Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $3.1 billion, or 13%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2023. Cash from interest and dividend payments and our short-term portfolio provide additional sources of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at June 30, 2023:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$2,986.5	0.7
One to two years	6,322.0	1.6
Two to three years	3,833.7	2.5
Three to five years	12,176.5	4.0
Five to seven years	4,486.2	5.5
Seven to ten years	1,795.6	7.6
Total U.S. Treasury Notes	$31,600.5	3.4

ASSET-BACKED SECURITIES
Included in our fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Average Rating (at period end)[1]
June 30, 2023
Residential mortgage-backed securities	$562.7	$(12.8)	5.7%	0.4	A
Commercial mortgage-backed securities	4,265.5	(716.7)	43.3	2.3	A
Other asset-backed securities	5,017.6	(232.0)	51.0	1.1	AA
Total asset-backed securities	$9,845.8	$(961.5)	100.0%	1.6	AA-
June 30, 2022
Residential mortgage-backed securities	$799.3	$(10.2)	6.7%	0.4	A
Commercial mortgage-backed securities	6,094.6	(644.8)	51.1	2.7	A+
Other asset-backed securities	5,036.0	(201.6)	42.2	1.1	AA
Total asset-backed securities	$11,929.9	$(856.6)	100.0%	1.9	AA-
December 31, 2022
Residential mortgage-backed securities	$666.8	$(17.2)	6.7%	0.4	A
Commercial mortgage-backed securities	4,663.5	(782.5)	47.1	2.7	A+
Other asset-backed securities	4,564.6	(259.6)	46.2	1.1	AA+
Total asset-backed securities	$9,894.9	$(1,059.3)	100.0%	1.8	AA-
1 The credit quality ratings in the table above are assigned by NRSROs.
Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at June 30, 2023, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at June 30, 2023)
($ in millions) Average Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$83.7	$1.1	$84.8	15.1%
AA	33.4	0.4	33.8	6.0
A	342.9	0	342.9	60.9
BBB	94.6	0	94.6	16.8
Non-investment grade/non-rated:
BB	0.3	0	0.3	0.1
CCC and lower	1.5	0	1.5	0.3
Non-rated	4.8	0	4.8	0.8
Total fair value	$561.2	$1.5	$562.7	100.0%
Increase (decrease) in value	(3.1)%	(5.4)%	(3.1)%
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

In the residential mortgage-backed sector, our portfolio consists of deals that are backed by high-credit quality borrowers or have strong structural protections through underlying loan collateralization. During the second quarter 2023, the portfolio decreased as a result of maturities on securities and we did not have any purchase or sales activity.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at June 30, 2023, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at June 30, 2023)
($ in millions) Average Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$198.7	$1,027.7	$1,226.4	28.8%
AA	0	977.1	977.1	22.9
A	0	900.9	900.9	21.1
BBB	0	801.5	801.5	18.8
Non-investment grade/non-rated:
BB	0	359.6	359.6	8.4
Total fair value	$198.7	$4,066.8	$4,265.5	100.0%
Increase (decrease) in value	(5.7)%	(14.8)%	(14.4)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our CMBS, 30% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.

The CMBS portfolio continued to experience heightened volatility in the second quarter 2023 due to ongoing concerns around the commercial real estate market. In general, delinquencies have increased in the CMBS market as some loans that reached their maturity date have had difficulty refinancing. New issuance has remained slow in the single-asset single-borrower (SASB) market and liquidity has continued to be challenged. Given continued uncertainty about the future trajectory of the economy and its impact on real estate, we continued to reduce certain positions during the quarter that we believed would be sensitive to potential future economic weakness. As of the end of the second quarter 2023, we had no delinquencies in our CMBS portfolio.
With renewed focus on the commercial real estate sector, the following table shows the composition of our CMBS portfolio by maturity year and sector:

Commercial Mortgage-Backed Securities Sector Details (at June 30, 2023)
($ in millions) Maturity[1]	Office	Lab Office	Multi-family	Multi-family IO	Retail	Industrial	Self- Storage	Casino	Defeased	Total	Average Original LTV	Average Current DSCR
2023	$96.0	$0	$0	$22.0	$0	$0	$0	$0	$22.7	$140.7	53.7%	3.7
2024	118.5	24.4	22.1	40.6	35.8	178.6	0	0	157.9	577.9	60.6	2.1
2025	0	41.5	0	36.6	62.7	43.3	0	0	0	184.1	65.7	1.9
2026	483.5	81.5	335.5	32.9	0	118.6	78.2	109.1	0	1,239.3	62.6	1.9
2027	387.5	0	53.1	29.7	0	119.1	260.6	0	0	850.0	60.7	1.8
2028	243.3	0	0	22.5	0	0	0	0	0	265.8	51.9	3.3
2029	417.8	0	0	10.7	0	0	0	63.4	0	491.9	57.6	3.1
2030	68.3	56.9	0	3.7	0	0	0	85.9	0	214.8	55.5	3.0
2031	213.5	87.5	0	0	0	0	0	0	0	301.0	66.5	1.9
Total fair value	$2,028.4	$291.8	$410.7	$198.7	$98.5	$459.6	$338.8	$258.4	$180.6	$4,265.5
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

In addition to the LTV ratio, we also examine the credit of our CMBS portfolio by reviewing the debt service coverage ratio (DSCR) of the securities. The DSCR ratio compares the underlying property’s annual net operating income to its annual debt service payments. DSCR ratios less than 1.0 times indicate that property operations do not generate enough income over the debt service payments, while a DSCR ratio greater than 1.0 times indicates that there is an excess of operating income over the debt service payments. A number above 1.0 generally indicates that there would not be an incentive for the borrower to default in light of the borrower’s excess income. The DSCR calculation reported in the table is calculated based on the most currently available net operating income and mortgage payments for the borrower, which, for most securities, is full year 2022 data.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at June 30, 2023, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at June 30, 2023)
($ in millions) Average Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$1,403.5	$1,029.7	$39.0	$0	$553.1	$171.0	$3,196.3	63.7%
AA	60.4	566.9	9.0	0	110.8	10.7	757.8	15.1
A	10.7	0	0	0	156.9	137.7	305.3	6.1
BBB	6.7	0	0	685.0	0	35.1	726.8	14.5
Non-investment grade/non-rated:
BB	0	0	0	0	0	31.4	31.4	0.6
Total fair value	$1,481.3	$1,596.6	$48.0	$685.0	$820.8	$385.9	$5,017.6	100.0%
Increase (decrease) in value	(0.7)%	(5.0)%	(11.2)%	(10.8)%	(1.4)%	(8.8)%	(4.4)%

During the second quarter 2023, we selectively added to our automobile and equipment categories as we viewed spreads, and potential returns, across this sector to be attractive. Our automobile and equipment additions were mainly through new issue purchases, primarily focusing on higher credit tranche securities in the capital structure.
MUNICIPAL SECURITIES
The following table details the credit quality rating of our municipal securities at June 30, 2023, without the benefit of credit or bond insurance:

Municipal Securities (at June 30, 2023)
(millions) Average Rating	General Obligations	Revenue Bonds	Total
AAA	$686.4	$317.1	$1,003.5
AA	438.9	665.6	1,104.5
A	0	46.2	46.2
BBB	0	0.3	0.3
Non-rated	0	0.2	0.2
Total	$1,125.3	$1,029.4	$2,154.7
Included in revenue bonds were $472.2 million of single-family housing revenue bonds issued by state housing finance agencies, of which $290.0 million were supported by individual mortgages held by the state housing finance agencies and $182.2 million were supported by mortgage-backed securities.

Of the revenue bonds supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by the Federal Housing Administration, the U.S. Department of Veterans Affairs, or private mortgage insurance providers. Of the revenue bonds supported by mortgage-backed securities, 84% were collateralized by Ginnie Mae mortgages, which are fully guaranteed by the U.S. government; the remaining 16% were collateralized by Fannie Mae and Freddie Mac mortgages.
Credit spreads of both tax-exempt and taxable municipal bonds tightened during the second quarter 2023. We added short, high-quality state general obligation and housing bonds, resulting in a modest increase in the size of the portfolio.

CORPORATE DEBT SECURITIES
The following table details the credit quality rating of our corporate debt securities at June 30, 2023:

Corporate Securities (at June 30, 2023)
(millions) Average Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$79.3	$0	$0	$0	$79.3
AA	63.3	0	0	404.5	0	0	60.9	528.7
A	527.0	240.2	146.4	1,100.6	67.8	114.9	333.9	2,530.8
BBB	2,448.7	1,283.3	284.2	1,022.8	531.8	12.6	1,112.5	6,695.9
Non-investment grade/non-rated:
BB	165.0	38.1	59.5	1.3	17.6	0	29.2	310.7
B	135.0	0	0	0	0	24.2	0	159.2
Total fair value	$3,339.0	$1,561.6	$490.1	$2,608.5	$617.2	$151.7	$1,536.5	$10,304.6

The size of our corporate debt portfolio decreased to $10.3 billion at June 30, 2023 from $10.7 billion at March 31, 2023 as some of the bonds in our portfolio matured. We also continued to reduce our exposure to high-yield securities given a less certain macro environment and less attractive risk/reward profile of these securities. At June 30, 2023, our corporate debt securities made up approximately 18% of the fixed-income portfolio, compared to approximately 20% at March 31, 2023.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
The table below shows the exposure break-down by sector and rating at June 30, 2023:

Preferred Stocks (at June 30, 2023)
	Financial Services
(millions) Average Rating	U.S. Banks	Foreign Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$665.3	$30.9	$71.8	$25.6	$125.4	$43.2	$962.2
Non-investment grade/non-rated:
BB	48.5	20.4	0	0	0	38.8	107.7
Non-rated	0	0	39.9	16.2	15.8	0	71.9
Total fair value	$713.8	$51.3	$111.7	$41.8	$141.2	$82.0	$1,141.8
The majority of our preferred stocks have fixed-rate dividends until a call date and then, if not called, generally convert to floating-rate dividends. The interest rate duration of our preferred stocks is calculated to reflect the call, floor, and floating rate features. Although a preferred stock will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. Our non-investment-grade preferred stocks were all with issuers that maintain investment-grade senior debt ratings.
We also face the risk that dividend payments on any of these securities could be deferred for one or more periods or skipped entirely. As of June 30, 2023, we expect all of these securities to pay their dividends in full and on time. During the second quarter, our preferred portfolio declined to $1.1 billion at June 30, 2023 from $1.3 billion at March 31, 2023. This decline was primarily due to preferred stocks that were called or sold because they had less attractive risk/reward profiles. Approximately 82% of our preferred stocks pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.

Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	June 30, 2023		June 30, 2022		December 31, 2022
Common stocks	$2,686.2	99.2%	$2,766.2	99.3%	$2,801.7	99.3%
Other risk investments[1]	21.9	0.8	18.5	0.7	19.8	0.7
Total common equities	$2,708.1	100.0%	$2,784.7	100.0%	$2,821.5	100.0%
1The other risk investments consist of limited partnership interests.
The majority of our common stock portfolio consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 762 out of 1,008, or 76%, of the common stocks comprising the index at June 30, 2023, which made up 95% of the total market capitalization of the index. At June 30, 2023 and 2022, and December 31, 2022, the year-to-date total return, based on GAAP income, was within our targeted tracking error, which is +/- 50 basis points.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.9 years at both June 30, 2023 and December 31, 2022, and 2.8 years at June 30, 2022. The weighted average beta of the equity portfolio was 1.04 at June 30, 2023, and 1.00 at both June 30, 2022 and December 31, 2022. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2023 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	11,395	$137.02	833,422	24,166,578
May - prior authorization	9,321	131.48	842,743	—
May - current authorization	13,816	132.32	13,816	24,986,184
June	21,351	130.48	35,167	24,964,833
Total	55,883	$132.43
In May 2023, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization, which does not have an expiration date, terminated the 24,157,257 shares that remained under the Board’s May 2022 authorization to repurchase 25 million shares.
Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the second quarter 2023, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.
Item 5. Other Information.
•During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
•President and CEO Susan Patricia Griffith’s quarterly letter to shareholders is included as Exhibit 99 to this Quarterly Report on Form 10-Q and in our online Shareholder Report located on our investor relations website at: investors.progressive.com/financials.
Item 6. Exhibits.
See exhibit index contained herein beginning on page 60, which is incorporated by reference from information with respect to this item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	August 1, 2023	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.1	Fourth Supplemental Indenture between The Progressive Corporation and U.S. Bank Trust Company, National Association, as trustee	Current Report on Form 8-K (filed May 25, 2023; Exhibit 4.1 therein)
4	4.2	Form of 4.95% Senior Note due 2033	Current Report on Form 8-K (filed May 25, 2023; Exhibit 4.2 therein)
10	10.1	Form of Restricted Stock Award Agreement under The Progressive Corporation Amended and Restated 2017 Directors Equity Incentive Plan (for 2023)	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith