Form 10-Q
period 2023-09-30
PROGRESSIVE CORP/OH/
filed 2023-10-31
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
Common Shares, $1.00 par value: 585,040,907 outstanding at September 30, 2023

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Nine Months
Periods Ended September 30,	2023	2022	2023	2022
(millions — except per share amounts)
Revenues
Net premiums earned	$14,894.3	$12,398.9	$42,891.8	$36,349.7
Investment income	510.2	333.6	1,384.3	868.2
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	(66.2)	(62.1)	38.6	430.0
Net holding period gains (losses) on securities	(80.5)	(152.1)	17.9	(2,262.9)
Net impairment losses recognized in earnings	(2.3)	(2.2)	(6.8)	(6.5)
Total net realized gains (losses) on securities	(149.0)	(216.4)	49.7	(1,839.4)
Fees and other revenues	223.7	181.4	656.6	531.9
Service revenues	81.4	82.7	234.9	230.5
Total revenues	15,560.6	12,780.2	45,217.3	36,140.9
Expenses
Losses and loss adjustment expenses	11,387.9	10,018.7	34,182.0	28,298.2
Policy acquisition costs	1,173.2	970.9	3,442.6	2,867.9
Other underwriting expenses	1,420.7	1,496.4	4,710.3	4,433.9
Investment expenses	7.2	5.8	18.8	17.4
Service expenses	91.7	82.8	264.6	221.5
Interest expense	69.7	63.1	198.7	180.4
Goodwill impairment	0	0	0	224.8
Total expenses	14,150.4	12,637.7	42,817.0	36,244.1
Net Income (Loss)
Income (loss) before income taxes	1,410.2	142.5	2,400.3	(103.2)
Provision for income taxes	288.9	18.4	485.7	1.7
Net income (loss)	1,121.3	124.1	1,914.6	(104.9)
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	(388.6)	(920.3)	(241.0)	(3,170.0)
Net unrealized losses on forecasted transactions	0.2	0.1	0.4	0.3
Foreign currency translation adjustment	0	(0.7)	0.2	(0.9)
Other comprehensive income (loss)	(388.4)	(920.9)	(240.4)	(3,170.6)
Comprehensive income (loss)	$732.9	$(796.8)	$1,674.2	$(3,275.5)
Computation of Earnings Per Common Share
Net income (loss)	$1,121.3	$124.1	$1,914.6	$(104.9)
Less: Preferred share dividends[1]	10.4	6.7	27.2	20.1
Net income (loss) available to common shareholders	$1,110.9	$117.4	$1,887.4	$(125.0)
Average common shares outstanding - Basic	584.8	584.5	584.9	584.4
Net effect of dilutive stock-based compensation	2.7	2.6	2.6	2.7
Total average equivalent common shares - Diluted	587.5	587.1	587.5	587.1
Basic: Earnings per common share	$1.90	$0.20	$3.23	$(0.21)
Diluted: Earnings per common share	$1.89	$0.20	$3.21	$(0.21)
1 Changed to a floating dividend rate in March 2023. See Note 1 – Basis of Reporting and Accounting for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31,
(millions — except per share amounts)	2023	2022	2022
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $60,490.6, $48,205.7, and $50,264.0)	$56,591.9	$44,173.1	$46,651.9
Short-term investments (amortized cost: $1,795.2, $4,237.6, and $2,861.7)	1,795.2	4,237.6	2,861.7
Total available-for-sale securities	58,387.1	48,410.7	49,513.6
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $976.9, $1,417.6, and $1,364.2)	868.9	1,254.4	1,213.2
Common equities (cost: $662.6, $803.7, and $826.1)	2,614.5	2,665.3	2,821.5
Total equity securities	3,483.4	3,919.7	4,034.7
Total investments	61,870.5	52,330.4	53,548.3
Cash and cash equivalents	123.5	350.9	203.5
Restricted cash and cash equivalents	14.9	14.4	17.4
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	138.4	365.3	220.9
Accrued investment income	378.1	217.4	282.5
Premiums receivable, net of allowance for credit losses of $361.2, $295.0, and $343.3	12,408.0	10,867.7	10,416.9
Reinsurance recoverables	5,331.2	6,306.8	5,832.1
Prepaid reinsurance premiums	235.0	367.5	295.5
Deferred acquisition costs	1,732.1	1,585.2	1,544.4
Property and equipment, net of accumulated depreciation of $1,596.9, $1,499.0, and $1,551.1	919.8	1,067.1	1,034.0
Goodwill	227.9	227.9	227.9
Intangible assets, net of accumulated amortization of $170.0, $153.1, and $158.6	74.9	91.8	86.3
Net federal deferred income taxes	1,357.1	1,269.5	1,131.5
Other assets	979.6	827.6	844.7
Total assets	$85,652.6	$75,524.2	$75,465.0
Liabilities and Shareholders’ Equity
Unearned premiums	$20,761.7	$17,796.9	$17,293.6
Loss and loss adjustment expense reserves	33,577.3	30,631.8	30,359.3
Accounts payable, accrued expenses, and other liabilities	7,030.7	5,931.9	5,532.8
Debt[1]	6,887.6	6,387.4	6,388.3
Total liabilities	68,257.3	60,748.0	59,574.0
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 212.6, 212.5, and 212.7)	585.0	585.1	584.9
Paid-in capital	1,977.9	1,839.6	1,893.0
Retained earnings	17,380.9	14,987.5	15,721.2
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	(3,027.3)	(3,113.8)	(2,786.3)
Net unrealized losses on forecasted transactions	(14.1)	(14.6)	(14.5)
Foreign currency translation adjustment	(1.0)	(1.5)	(1.2)
Total accumulated other comprehensive income (loss)	(3,042.4)	(3,129.9)	(2,802.0)
Total shareholders’ equity	17,395.3	14,776.2	15,891.0
Total liabilities and shareholders’ equity	$85,652.6	$75,524.2	$75,465.0
1 Consists of long-term debt. See Note 4 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months		Nine Months
Periods Ended September 30,	2023	2022	2023	2022
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$493.9	$493.9	$493.9	$493.9
Balance, end of period	493.9	493.9	493.9	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	585.3	584.9	584.9	584.4
Treasury shares purchased	(0.3)	(0.4)	(0.6)	(0.7)
Net restricted equity awards issued/vested	0	0.6	0.7	1.4
Balance, end of period	585.0	585.1	585.0	585.1
Paid-In Capital
Balance, beginning of period	1,935.7	1,815.2	1,893.0	1,772.9
Amortization of equity-based compensation	42.9	26.0	86.7	69.7
Treasury shares purchased	(1.1)	(1.3)	(2.1)	(2.2)
Net restricted equity awards issued/vested	0	(0.6)	(0.7)	(1.4)
Reinvested dividends on restricted stock units	0.4	0.3	1.0	0.6
Balance, end of period	1,977.9	1,839.6	1,977.9	1,839.6
Retained Earnings
Balance, beginning of period	16,350.4	14,967.7	15,721.2	15,339.7
Net income (loss)	1,121.3	124.1	1,914.6	(104.9)
Treasury shares purchased	(38.3)	(47.4)	(77.1)	(75.7)
Cash dividends declared on common shares ($0.10, $0.10, $0.30, and $0.30 per share)	(58.5)	(58.4)	(175.4)	(175.2)
Cash dividends declared on Serial Preferred Shares, Series B ($20.67700, $26.875, $39.60163, and $26.875 per share)	(10.3)	(13.4)	(19.8)	(13.4)
Reinvested dividends on restricted stock units	(0.4)	(0.3)	(1.0)	(0.6)
Other, net	16.7	15.2	18.4	17.6
Balance, end of period	17,380.9	14,987.5	17,380.9	14,987.5
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(2,654.0)	(2,209.0)	(2,802.0)	40.7
Other comprehensive income (loss)	(388.4)	(920.9)	(240.4)	(3,170.6)
Balance, end of period	(3,042.4)	(3,129.9)	(3,042.4)	(3,129.9)
Total shareholders’ equity	$17,395.3	$14,776.2	$17,395.3	$14,776.2
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2023	2022
(millions)
Cash Flows From Operating Activities
Net income (loss)	$1,914.6	$(104.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	212.0	227.5
Amortization of intangible assets	11.4	25.5
Net amortization (accretion) of fixed-income securities	(7.6)	1.6
Amortization of equity-based compensation	86.7	69.7
Net realized (gains) losses on securities	(49.7)	1,839.4
Net (gains) losses on disposition of property and equipment	23.0	5.3
Goodwill impairment	0	224.8
Changes in:
Premiums receivable	(1,991.1)	(1,468.2)
Reinsurance recoverables	500.9	(1,326.3)
Prepaid reinsurance premiums	60.5	90.1
Deferred acquisition costs	(187.7)	(229.6)
Income taxes	73.6	(591.6)
Unearned premiums	3,468.1	2,181.1
Loss and loss adjustment expense reserves	3,218.0	4,467.7
Accounts payable, accrued expenses, and other liabilities	1,089.1	546.5
Other, net	(215.8)	(39.4)
Net cash provided by operating activities	8,206.0	5,919.2
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(18,956.2)	(18,672.7)
Equity securities	(23.2)	(126.5)
Sales:
Fixed maturities	4,780.3	9,737.6
Equity securities	745.5	1,467.0
Maturities, paydowns, calls, and other:
Fixed maturities	3,693.2	4,158.5
Equity securities	65.3	39.3
Net (purchases) sales of short-term investments	1,132.0	(3,266.6)
Net change in unsettled security transactions	201.7	(68.7)
Purchases of property and equipment	(169.9)	(245.0)
Sales of property and equipment	35.0	16.0
Net cash used in investing activities	(8,496.3)	(6,961.1)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(175.5)	(175.5)
Dividends paid to preferred shareholders	(33.2)	(26.8)
Acquisition of treasury shares for restricted stock tax liabilities	(52.3)	(76.2)
Acquisition of treasury shares acquired in open market	(27.5)	(2.4)
Net proceeds from debt issuances	496.3	1,486.0
Net cash provided by financing activities	207.8	1,205.1
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(82.5)	163.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	220.9	202.1
Cash, cash equivalents, restricted cash, and restricted cash equivalents – September 30	$138.4	$365.3
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
1. BASIS OF REPORTING AND ACCOUNTING
The accompanying consolidated financial statements include the accounts of The Progressive Corporation, our wholly owned insurance subsidiaries and non-insurance subsidiaries and affiliates in which we have a controlling financial interest (Progressive).
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2023, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report to Shareholders).
Insurance Premiums and Receivables
We perform analyses to evaluate our premiums receivable for expected credit losses. See our 2022 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2023	2022	2023	2022
Allowance for credit losses, beginning of period	$343.9	$265.8	$343.3	$280.4
Increase in allowance[1]	157.5	130.9	399.7	320.6
Write-offs[2]	(140.2)	(101.7)	(381.8)	(306.0)
Allowance for credit losses, end of period	$361.2	$295.0	$361.2	$295.0
1 Represents the incremental increase in other underwriting expenses.
2 Represents the portion of the allowance that is reversed when premiums receivable are written off. Premiums receivable balances are written off once we have exhausted our collection efforts.
Property and Equipment
Included in other assets in our consolidated balance sheets are “held for sale” property. When property is transferred to held for sale, the property is written down to its fair value less estimated costs to sell the property. At September 30, 2023 and 2022, and December 31, 2022, we had held for sale property of $81.6 million, $47.4 million, and $48.7 million, respectively.

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
For periods when a net loss is reported, earnings per common share are calculated using basic average equivalent shares since diluted earnings per share would be antidilutive.

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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2023
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$36,392.2	$0	$(2,098.4)	$0	$34,293.8	55.4%
State and local government obligations	2,257.6	0	(203.3)	0	2,054.3	3.3
Foreign government obligations	16.9	0	(1.5)	0	15.4	0.1
Corporate debt securities	10,880.8	1.3	(591.8)	(36.1)	10,254.2	16.6
Residential mortgage-backed securities	530.4	0.2	(13.0)	(1.8)	515.8	0.8
Commercial mortgage-backed securities	4,699.5	2.1	(723.9)	0	3,977.7	6.4
Other asset-backed securities	5,524.2	0.1	(210.1)	(0.6)	5,313.6	8.6
Redeemable preferred stocks	189.0	0	(4.3)	(17.6)	167.1	0.3
Total fixed maturities	60,490.6	3.7	(3,846.3)	(56.1)	56,591.9	91.5
Short-term investments	1,795.2	0	0	0	1,795.2	2.9
Total available-for-sale securities	62,285.8	3.7	(3,846.3)	(56.1)	58,387.1	94.4
Equity securities:
Nonredeemable preferred stocks	976.9	0	0	(108.0)	868.9	1.4
Common equities	662.6	0	0	1,951.9	2,614.5	4.2
Total equity securities	1,639.5	0	0	1,843.9	3,483.4	5.6
Total portfolio[1]	$63,925.3	$3.7	$(3,846.3)	$1,787.8	$61,870.5	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2022
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$24,260.9	$0	$(1,855.4)	$0	$22,405.5	42.8%
State and local government obligations	2,140.9	0	(215.4)	0	1,925.5	3.7
Foreign government obligations	16.7	0	(1.4)	0	15.3	0.1
Corporate debt securities	10,119.8	0	(832.5)	(58.9)	9,228.4	17.6
Residential mortgage-backed securities	754.2	0.4	(16.5)	(15.1)	723.0	1.4
Commercial mortgage-backed securities	5,833.9	1.4	(747.4)	0	5,087.9	9.7
Other asset-backed securities	4,876.7	0	(268.9)	(1.9)	4,605.9	8.8
Redeemable preferred stocks	202.6	0	(5.6)	(15.4)	181.6	0.3
Total fixed maturities	48,205.7	1.8	(3,943.1)	(91.3)	44,173.1	84.4
Short-term investments	4,237.6	0	0	0	4,237.6	8.1
Total available-for-sale securities	52,443.3	1.8	(3,943.1)	(91.3)	48,410.7	92.5
Equity securities:
Nonredeemable preferred stocks	1,417.6	0	0	(163.2)	1,254.4	2.4
Common equities	803.7	0	0	1,861.6	2,665.3	5.1
Total equity securities	2,221.3	0	0	1,698.4	3,919.7	7.5
Total portfolio[1]	$54,664.6	$1.8	$(3,943.1)	$1,607.1	$52,330.4	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2022
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$26,770.7	$1.4	$(1,604.7)	$0	$25,167.4	47.0%
State and local government obligations	2,180.0	0	(202.9)	0	1,977.1	3.7
Foreign government obligations	16.8	0	(1.3)	0	15.5	0.1
Corporate debt securities	10,125.8	9.8	(676.1)	(46.8)	9,412.7	17.6
Residential mortgage-backed securities	696.1	0.3	(17.5)	(12.1)	666.8	1.2
Commercial mortgage-backed securities	5,446.0	1.5	(784.0)	0	4,663.5	8.7
Other asset-backed securities	4,826.0	0.9	(260.5)	(1.8)	4,564.6	8.5
Redeemable preferred stocks	202.6	0	(4.5)	(13.8)	184.3	0.3
Total fixed maturities	50,264.0	13.9	(3,551.5)	(74.5)	46,651.9	87.1
Short-term investments	2,861.7	0	0	0	2,861.7	5.4
Total available-for-sale securities	53,125.7	13.9	(3,551.5)	(74.5)	49,513.6	92.5
Equity securities:
Nonredeemable preferred stocks	1,364.2	0	0	(151.0)	1,213.2	2.3
Common equities	826.1	0	0	1,995.4	2,821.5	5.2
Total equity securities	2,190.3	0	0	1,844.4	4,034.7	7.5
Total portfolio[1]	$55,316.0	$13.9	$(3,551.5)	$1,769.9	$53,548.3	100.0%
1 At September 30, 2023 and 2022, we had $167.3 million and $74.7 million, respectively, of net unsettled security purchase transactions included in other liabilities, compared to $34.4 million included in other assets at December 31, 2022.
The total fair value of the portfolio at September 30, 2023 and 2022, and December 31, 2022, included $4.1 billion, $4.2 billion, and $4.4 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

At September 30, 2023, bonds and certificates of deposit in the principal amount of $612.4 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at September 30, 2023 or 2022, or December 31, 2022. At September 30, 2023, we did not hold any debt securities that were non-income producing during the preceding 12 months.
Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.
We did not have any open repurchase or reverse repurchase transactions positions at September 30, 2023 and 2022, or December 31, 2022, and did not enter into any such transactions during the first nine months of 2023. During 2022, however, we did invest in repurchase transactions that had an immaterial impact on our results of operations and cash flows. To the extent we enter into repurchase or reverse repurchase transactions, consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis in our consolidated balance sheets, despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.
Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	September 30,
(millions)	2023	2022	Dec. 31, 2022
Fixed Maturities:
Corporate debt securities	$511.1	$500.4	$535.4
Residential mortgage-backed securities	410.8	550.8	509.6
Other asset-backed securities	19.4	51.4	42.0
Redeemable preferred stocks	136.4	133.0	134.7
Total hybrid securities	$1,077.7	$1,235.6	$1,221.7
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
Fixed Maturities The composition of fixed maturities by maturity at September 30, 2023, was:

(millions)	Cost	Fair Value
Less than one year	$9,639.9	$9,387.8
One to five years	37,572.4	35,419.0
Five to ten years	13,197.7	11,710.3
Ten years or greater	80.6	74.8
Total	$60,490.6	$56,591.9
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

Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2023
U.S. government obligations	173	$34,293.8	$(2,098.4)	37	$16,686.2	$(557.6)	136	$17,607.6	$(1,540.8)
State and local government obligations	356	2,033.9	(203.3)	46	359.6	(7.6)	310	1,674.3	(195.7)
Foreign government obligations	1	15.4	(1.5)	0	0	0	1	15.4	(1.5)
Corporate debt securities	467	9,490.0	(591.8)	164	3,380.4	(94.1)	303	6,109.6	(497.7)
Residential mortgage-backed securities	40	99.9	(13.0)	2	0.4	0	38	99.5	(13.0)
Commercial mortgage-backed securities	196	3,960.8	(723.9)	0	0	0	196	3,960.8	(723.9)
Other asset-backed securities	295	5,001.8	(210.1)	104	2,056.9	(8.8)	191	2,944.9	(201.3)
Redeemable preferred stocks	3	30.6	(4.3)	0	0	0	3	30.6	(4.3)
Total fixed maturities	1,531	$54,926.2	$(3,846.3)	353	$22,483.5	$(668.1)	1,178	$32,442.7	$(3,178.2)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2022
U.S. government obligations	157	$22,385.4	$(1,855.4)	103	$16,085.8	$(1,095.6)	54	$6,299.6	$(759.8)
State and local government obligations	353	1,911.0	(215.4)	292	1,363.1	(129.8)	61	547.9	(85.6)
Foreign government obligations	1	15.3	(1.4)	1	15.3	(1.4)	0	0	0
Corporate debt securities	452	8,885.6	(832.5)	391	7,875.5	(699.0)	61	1,010.1	(133.5)
Residential mortgage-backed securities	44	165.1	(16.5)	34	126.0	(11.8)	10	39.1	(4.7)
Commercial mortgage-backed securities	234	5,074.3	(747.4)	182	3,856.0	(425.4)	52	1,218.3	(322.0)
Other asset-backed securities	277	4,544.8	(268.9)	217	3,597.1	(183.4)	60	947.7	(85.5)
Redeemable preferred stocks	4	48.6	(5.6)	3	37.7	(4.0)	1	10.9	(1.6)
Total fixed maturities	1,522	$43,030.1	$(3,943.1)	1,223	$32,956.5	$(2,550.4)	299	$10,073.6	$(1,392.7)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2022
U.S. government obligations	160	$24,802.5	$(1,604.7)	90	$17,327.2	$(699.2)	70	$7,475.3	$(905.5)
State and local government obligations	348	1,948.8	(202.9)	239	1,124.2	(76.8)	109	824.6	(126.1)
Foreign government obligations	1	15.5	(1.3)	0	0	0	1	15.5	(1.3)
Corporate debt securities	422	8,449.6	(676.1)	285	5,717.6	(426.1)	137	2,732.0	(250.0)
Residential mortgage-backed securities	45	151.0	(17.5)	27	65.1	(6.8)	18	85.9	(10.7)
Commercial mortgage-backed securities	226	4,651.1	(784.0)	99	1,702.0	(192.1)	127	2,949.1	(591.9)
Other asset-backed securities	262	4,247.8	(260.5)	130	2,144.8	(100.9)	132	2,103.0	(159.6)
Redeemable preferred stocks	4	49.6	(4.5)	3	38.5	(3.1)	1	11.1	(1.4)
Total fixed maturities	1,468	$44,315.9	$(3,551.5)	873	$28,119.4	$(1,505.0)	595	$16,196.5	$(2,046.5)
During the third quarter 2023, the credit ratings of our U.S. government obligations went down due to two major credit rating agencies rating U.S. government debt at AA+ instead of AAA. Additionally, we had 14 securities in other fixed-maturity sectors that had their credit ratings downgraded, with a combined fair value of $144.2 million and an unrealized loss of $7.1 million as of September 30, 2023.
A review of the securities in an unrealized loss position indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible during the first nine months of 2023 or 2022, and did not have a material credit loss allowance balance as of September 30, 2023 and 2022, or December 31, 2022. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included:

•current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates);
•credit support (via current levels of subordination);
•historical credit ratings; and
•updated cash flow expectations based upon these performance indicators.
In order to determine the amount of credit loss, if any, we initially reviewed securities in a loss position to determine whether it was likely that we would be required, or intended, to sell any of the securities prior to the recovery of their respective cost bases (which could be maturity). If we were likely to, or intended to, sell prior to a potential recovery, we would write off the unrealized loss. For those securities that we determined we were not likely to, or did not intend to, sell prior to a potential recovery, we performed additional analysis to determine if the loss was credit related. For securities subject to credit related loss, we calculated the net present value (NPV) of the cash flows expected (i.e., expected recovery value) using the current book yield for each security. The NPV was then compared to the security’s current amortized value to determine if a credit loss existed. In the event that the NPV was below the amortized value, and the amount was determined to be material individually, or in the aggregate, a credit loss would be deemed to exist, and either an allowance for credit losses would be created, or if an allowance currently existed, either a recovery of the previous allowance, or an incremental loss, would be recorded to net realized gains (losses) on securities.
As of September 30, 2023 and 2022, and December 31, 2022, we believe none of the unrealized losses were related to material credit losses on any individual security, or in the aggregate. We continue to expect all the securities in our portfolio to pay their principal and interest obligations.
In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at September 30, 2023 and 2022, and December 31, 2022, to determine if the accrued interest amounts were determined to be uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal, obligations and, therefore, did not write off any accrued income as uncollectible at September 30, 2023 and 2022, or December 31, 2022.

Realized Gains (Losses) The components of net realized gains (losses) for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2023	2022	2023	2022
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$0.2	$0	$4.2	$4.6
Corporate debt securities	0.7	0.3	0.8	6.8
Residential mortgage-backed securities	0	0	0	0.7
Other asset-backed securities	0	0	0	0.1
Total available-for-sale securities	0.9	0.3	5.0	12.2
Equity securities:
Nonredeemable preferred stocks	0	0.1	0.3	17.6
Common equities	0.3	1.4	354.2	832.5
Total equity securities	0.3	1.5	354.5	850.1
Subtotal gross realized gains on security sales	1.2	1.8	359.5	862.3
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(14.6)	0	(27.2)	(233.5)
State and local government obligations	0	0	0	(1.0)
Corporate debt securities	(19.1)	(14.0)	(69.3)	(51.8)
Commercial mortgage-backed securities	(20.6)	(44.8)	(100.6)	(58.6)
Other asset-backed securities	(5.2)	0	(5.6)	(2.1)
Short-term investments	0	0	(0.4)	(0.3)
Total available-for-sale securities	(59.5)	(58.8)	(203.1)	(347.3)
Equity securities:
Nonredeemable preferred stocks	(7.4)	(5.1)	(117.6)	(7.0)
Common equities	(8.9)	0	(21.8)	(78.0)
Total equity securities	(16.3)	(5.1)	(139.4)	(85.0)
Subtotal gross realized losses on security sales	(75.8)	(63.9)	(342.5)	(432.3)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	(14.4)	0	(23.0)	(228.9)
State and local government obligations	0	0	0	(1.0)
Corporate debt securities	(18.4)	(13.7)	(68.5)	(45.0)
Residential mortgage-backed securities	0	0	0	0.7
Commercial mortgage-backed securities	(20.6)	(44.8)	(100.6)	(58.6)
Other asset-backed securities	(5.2)	0	(5.6)	(2.0)
Short-term investments	0	0	(0.4)	(0.3)
Total available-for-sale securities	(58.6)	(58.5)	(198.1)	(335.1)
Equity securities:
Nonredeemable preferred stocks	(7.4)	(5.0)	(117.3)	10.6
Common equities	(8.6)	1.4	332.4	754.5
Total equity securities	(16.0)	(3.6)	215.1	765.1
Subtotal net realized gains (losses) on security sales	(74.6)	(62.1)	17.0	430.0
Other assets
Gain	8.4	0	21.6	0
Impairment	(2.3)	(2.2)	(6.8)	(6.5)
Subtotal net realized gains (losses) on other assets	6.1	(2.2)	14.8	(6.5)
Net holding period gains (losses)
Hybrid securities	(0.3)	(11.4)	18.4	(98.8)
Equity securities	(80.2)	(140.7)	(0.5)	(2,164.1)
Subtotal net holding period gains (losses)	(80.5)	(152.1)	17.9	(2,262.9)
Total net realized gains (losses) on securities	$(149.0)	$(216.4)	$49.7	$(1,839.4)

Realized gains (losses) on securities sold are computed using the first-in-first-out method. For the first nine months of both 2023 and 2022, the gross gains in common equities reflected sales of securities, as part of our plan to incrementally reduce risk in the portfolio in response to our view of the potential of a more difficult economic environment in both years. The gross loss from the fixed-maturity sales reflected the continued rise in interest rates throughout 2022, which resulted in valuation declines for most of our available-for-sale securities. In addition, during 2023, we selectively sold securities, which were primarily corporate debt securities and commercial mortgage-backed securities. The gross loss incurred in our nonredeemable preferred stocks was primarily related to the sale of certain holdings in U.S. bank preferred stocks. The other asset gain for 2023, related to proceeds received as the result of litigation in conjunction with three renewable energy investments we made from 2016 through 2018 (the original investments were previously written down in full). The other asset impairment loss was recorded as a result of our investment in a federal new markets tax credit fund, which was entered into during the second quarter 2021, and is reported in other assets in our consolidated balance sheets.
The following table reflects our holding period realized gains (losses) recognized on equity securities held at the respective periods ended September 30:

	Three Months		Nine Months
(millions)	2023	2022	2023	2022
Total net gains (losses) recognized during the period on equity securities	$(96.2)	$(144.3)	$214.6	$(1,399.0)
Less: Net gains (losses) recognized on equity securities sold during the period	(16.0)	(3.6)	215.1	765.1
Net holding period gains (losses) recognized during the period on equity securities held at period end	$(80.2)	$(140.7)	$(0.5)	$(2,164.1)
Net Investment Income The components of net investment income for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2023	2022	2023	2022
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$237.0	$86.1	$591.7	$205.4
State and local government obligations	12.3	9.8	34.5	29.3
Foreign government obligations	0.1	0.1	0.2	0.2
Corporate debt securities	94.8	71.8	261.9	215.4
Residential mortgage-backed securities	7.6	8.8	22.6	23.2
Commercial mortgage-backed securities	48.7	48.3	147.9	138.1
Other asset-backed securities	62.9	52.1	173.0	116.5
Redeemable preferred stocks	2.6	3.0	8.2	8.5
Total fixed maturities	466.0	280.0	1,240.0	736.6
Short-term investments	21.6	24.8	71.1	29.6
Total available-for-sale securities	487.6	304.8	1,311.1	766.2
Equity securities:
Nonredeemable preferred stocks	11.9	17.3	40.3	53.6
Common equities	10.7	11.5	32.9	48.4
Total equity securities	22.6	28.8	73.2	102.0
Investment income	510.2	333.6	1,384.3	868.2
Investment expenses	(7.2)	(5.8)	(18.8)	(17.4)
Net investment income	$503.0	$327.8	$1,365.5	$850.8
On a year-over-year basis, investment income (interest and dividends) increased 53% and 59% for the three and nine months ended September 30, 2023, respectively, and the recurring investment book yield increased 32% and 39% for the three and nine months ended September 30, 2023, respectively, compared to the same periods last year. The increases are primarily due to an increase in interest rates on floating-rate securities in our portfolio, an increase in average assets resulting from premium growth, and investing new cash and cash from maturities in higher interest rate securities given the rising interest rate environment.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2023
Fixed maturities:
U.S. government obligations	$34,293.8	$0	$0	$34,293.8	$36,392.2
State and local government obligations	0	2,054.3	0	2,054.3	2,257.6
Foreign government obligations	0	15.4	0	15.4	16.9
Corporate debt securities	0	10,254.2	0	10,254.2	10,880.8
Subtotal	34,293.8	12,323.9	0	46,617.7	49,547.5
Asset-backed securities:
Residential mortgage-backed	0	515.8	0	515.8	530.4
Commercial mortgage-backed	0	3,977.7	0	3,977.7	4,699.5
Other asset-backed	0	5,313.6	0	5,313.6	5,524.2
Subtotal asset-backed securities	0	9,807.1	0	9,807.1	10,754.1
Redeemable preferred stocks:
Financials	0	21.3	0	21.3	24.5
Utilities	0	9.3	0	9.3	10.4
Industrials	0	136.5	0	136.5	154.1
Subtotal redeemable preferred stocks	0	167.1	0	167.1	189.0
Total fixed maturities	34,293.8	22,298.1	0	56,591.9	60,490.6
Short-term investments	1,763.2	32.0	0	1,795.2	1,795.2
Total available-for-sale securities	36,057.0	22,330.1	0	58,387.1	62,285.8
Equity securities:
Nonredeemable preferred stocks:
Financials	0	770.7	47.9	818.6	921.9
Utilities	0	34.5	0	34.5	40.0
Industrials	0	0	15.8	15.8	15.0
Subtotal nonredeemable preferred stocks	0	805.2	63.7	868.9	976.9
Common equities:
Common stocks	2,573.6	0	18.3	2,591.9	640.0
Other risk investments	0	0	22.6	22.6	22.6
Subtotal common equities	2,573.6	0	40.9	2,614.5	662.6
Total equity securities	2,573.6	805.2	104.6	3,483.4	1,639.5
Total portfolio	$38,630.6	$23,135.3	$104.6	$61,870.5	$63,925.3
Debt	$0	$5,932.1	$0	$5,932.1	$6,887.6

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2022
Fixed maturities:
U.S. government obligations	$22,405.5	$0	$0	$22,405.5	$24,260.9
State and local government obligations	0	1,925.5	0	1,925.5	2,140.9
Foreign government obligations	0	15.3	0	15.3	16.7
Corporate debt securities	0	9,228.4	0	9,228.4	10,119.8
Subtotal	22,405.5	11,169.2	0	33,574.7	36,538.3
Asset-backed securities:
Residential mortgage-backed	0	723.0	0	723.0	754.2
Commercial mortgage-backed	0	5,087.9	0	5,087.9	5,833.9
Other asset-backed	0	4,605.9	0	4,605.9	4,876.7
Subtotal asset-backed securities	0	10,416.8	0	10,416.8	11,464.8
Redeemable preferred stocks:
Financials	0	39.8	0	39.8	43.6
Utilities	0	8.8	0	8.8	10.5
Industrials	8.9	124.1	0	133.0	148.5
Subtotal redeemable preferred stocks	8.9	172.7	0	181.6	202.6
Total fixed maturities	22,414.4	21,758.7	0	44,173.1	48,205.7
Short-term investments	4,219.6	18.0	0	4,237.6	4,237.6
Total available-for-sale securities	26,634.0	21,776.7	0	48,410.7	52,443.3
Equity securities:
Nonredeemable preferred stocks:
Financials	60.9	1,015.6	64.9	1,141.4	1,297.6
Utilities	0	71.3	0	71.3	79.9
Industrials	0	24.7	17.0	41.7	40.1
Subtotal nonredeemable preferred stocks	60.9	1,111.6	81.9	1,254.4	1,417.6
Common equities:
Common stocks	2,597.3	49.3	0	2,646.6	785.0
Other risk investments	0	0	18.7	18.7	18.7
Subtotal common equities	2,597.3	49.3	18.7	2,665.3	803.7
Total equity securities	2,658.2	1,160.9	100.6	3,919.7	2,221.3
Total portfolio	$29,292.2	$22,937.6	$100.6	$52,330.4	$54,664.6
Debt	$0	$5,634.7	$0	$5,634.7	$6,387.4

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2022
Fixed maturities:
U.S. government obligations	$25,167.4	$0	$0	$25,167.4	$26,770.7
State and local government obligations	0	1,977.1	0	1,977.1	2,180.0
Foreign government obligations	0	15.5	0	15.5	16.8
Corporate debt securities	0	9,412.7	0	9,412.7	10,125.8
Subtotal	25,167.4	11,405.3	0	36,572.7	39,093.3
Asset-backed securities:
Residential mortgage-backed	0	666.8	0	666.8	696.1
Commercial mortgage-backed	0	4,663.5	0	4,663.5	5,446.0
Other asset-backed	0	4,564.6	0	4,564.6	4,826.0
Subtotal asset-backed securities	0	9,894.9	0	9,894.9	10,968.1
Redeemable preferred stocks:
Financials	0	40.5	0	40.5	43.6
Utilities	0	9.1	0	9.1	10.5
Industrials	9.2	125.5	0	134.7	148.5
Subtotal redeemable preferred stocks	9.2	175.1	0	184.3	202.6
Total fixed maturities	25,176.6	21,475.3	0	46,651.9	50,264.0
Short-term investments	2,800.7	61.0	0	2,861.7	2,861.7
Total available-for-sale securities	27,977.3	21,536.3	0	49,513.6	53,125.7
Equity securities:
Nonredeemable preferred stocks:
Financials	39.0	994.4	67.4	1,100.8	1,244.2
Utilities	0	71.2	0	71.2	79.9
Industrials	0	24.8	16.4	41.2	40.1
Subtotal nonredeemable preferred stocks	39.0	1,090.4	83.8	1,213.2	1,364.2
Common equities:
Common stocks	2,783.4	0	18.3	2,801.7	806.3
Other risk investments	0	0	19.8	19.8	19.8
Subtotal common equities	2,783.4	0	38.1	2,821.5	826.1
Total equity securities	2,822.4	1,090.4	121.9	4,034.7	2,190.3
Total portfolio	$30,799.7	$22,626.7	$121.9	$53,548.3	$55,316.0
Debt	$0	$5,717.9	$0	$5,717.9	$6,388.3

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
At September 30, 2023, vendor-quoted prices represented 93% of our Level 1 classifications (excluding short-term investments), compared to 90% at both September 30, 2022 and December 31, 2022. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges. All Level 1 preferred stocks with active exchange quotes were sold as of September 30, 2023.
At September 30, 2023, vendor-quoted prices comprised 99% of our Level 2 classifications (excluding short-term investments and common stock), while dealer-quoted prices represented the remaining 1%, compared to 98% and 2%, respectively, at both September 30, 2022 and December 31, 2022. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
For corporate debt and preferred stock (redeemable and nonredeemable) portfolios, as well as the notes issued by The Progressive Corporation (see Note 4 – Debt), we review securities by duration, credit quality, and coupon, as well as changes in interest rate and credit spread movements within that stratification. The review also includes recent trades, including: volume traded at various levels that establish a market; issuer specific fundamentals; and industry-specific economic news as it comes to light.
For municipal securities (e.g., general obligations, revenue, and housing), we stratify the portfolio to evaluate securities by type, duration, credit quality, and coupon to review price changes relative to credit spread and interest rate changes. Additionally, we look to economic data as it relates to geographic location as an indication of price-to-call or maturity predictors. For municipal housing securities, we look to changes in cash flow projections, both historical and reasonably estimable projections, to understand yield changes and their effect on valuation.
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
One of our Level 3 financial nonredeemable preferred stocks was exchanged into common equity during third quarter 2023 and the security was sold prior to September 30, 2023. The Level 2 common stock held at September 30, 2022, was transferred to Level 3 at December 31, 2022. At September 30, 2023 and 2022, and December 31, 2022, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
During the first nine months of 2023 and 2022, there were no material assets or liabilities measured at fair value on a nonrecurring basis, other than goodwill. See Note 12 – Goodwill and Intangible Assets for further discussion.
Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2023 and 2022:

	Level 3 Fair Value
(millions)	Fair Value at June 30, 2023	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2023
Equity securities:
Nonredeemable preferred stocks:
Financials	$56.0	$(8.1)	$0	$0	$0	$0	$0	$47.9
Industrials	15.8	0	0	0	0	0	0	15.8
Common equities:
Common stocks	18.3	8.1	0	(10.0)	8.9	(7.0)	0	18.3
Other risk investments	21.9	0.7	0	0	0	0	0	22.6
Total Level 3 securities	$112.0	$0.7	$0	$(10.0)	$8.9	$(7.0)	$0	$104.6

	Level 3 Fair Value
(millions)	Fair Value at June 30, 2022	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2022
Equity securities:
Nonredeemable preferred stocks:
Financials	$64.9	$0	$0	$0	$0	$0	$0	$64.9
Industrials	17.0	0	0	0	0	0	0	17.0
Common equities:
Common stocks	0	0	0	0	0	0	0	0
Other risk investments	18.5	0.2	0	0	0	0	0	18.7
Total Level 3 securities	$100.4	$0.2	$0	$0	$0	$0	$0	$100.6

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2022	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2023
Equity securities:
Nonredeemable preferred stocks:
Financials	$67.4	$(8.1)	$0	$0	$0	$(11.4)	$0	$47.9
Industrials	16.4	0	0	0	0	(0.6)	0	15.8
Common equities:
Common stocks	18.3	8.1	0	(10.0)	8.9	(7.0)	0	18.3
Other risk investments	19.8	2.8	0	0	0	0	0	22.6
Total Level 3 securities	$121.9	$2.8	$0	$(10.0)	$8.9	$(19.0)	$0	$104.6

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2021	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2022
Equity securities:
Nonredeemable preferred stocks:
Financials	$76.4	$0	$0	$(15.0)	$(17.2)	$20.7	$0	$64.9
Industrials	34.4	(0.5)	0	0	0	(16.9)	0	17.0
Common equities:
Other risk investments	16.9	1.8	0	0	0	0	0	18.7
Total Level 3 securities	$127.7	$1.3	$0	$(15.0)	$(17.2)	$3.8	$0	$100.6
The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at September 30, 2023 and 2022, and December 31, 2022:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2023	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$63.7	Market comparables	Weighted average market capitalization price change %	(10.8)% to 4.5%	1.7%
Common stocks	18.3	Market comparables	Weighted average market capitalization price change %	(37.4)% to 130.2%	(7.9)%
Subtotal Level 3 securities	82.0
Pricing exemption securities	22.6
Total Level 3 securities	$104.6

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2022	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$81.9	Market comparables	Weighted average market capitalization price change %	(20.7)% to (1.1)%	(6.6)%
Subtotal Level 3 securities	81.9
Pricing exemption securities	18.7
Total Level 3 securities	$100.6

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$83.8	Market comparables	Weighted average market capitalization price change %	(0.6)% to 19.9%	10.5%
Common stocks	18.3	Market comparables	Weighted average market capitalization price change %	(42.5)% to 59.1%	0.3%
Subtotal Level 3 securities	102.1
Pricing exemption securities	19.8
Total Level 3 securities	$121.9

4. DEBT
Debt at each of the balance sheet periods consisted of:

	September 30, 2023		September 30, 2022		December 31, 2022
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
2.45% Senior Notes due 2027 (issued: $500.0, August 2016)	$498.5	$455.8	$498.1	$459.7	$498.2	$457.7
2.50% Senior Notes due 2027 (issued: $500.0, March 2022)	497.9	454.0	497.4	451.6	497.5	460.3
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	297.7	320.8	297.4	322.1	297.5	326.8
4.00% Senior Notes due 2029 (issued: $550.0, October 2018)	546.8	518.9	546.3	519.5	546.4	527.8
3.20% Senior Notes due 2030 (issued: $500.0, March 2020)	497.2	435.1	496.8	439.3	496.9	448.6
3.00% Senior Notes due 2032 (issued: $500.0, March 2022)	496.2	420.5	495.8	418.8	495.9	438.1
6.25% Senior Notes due 2032 (issued: $400.0, November 2002)	396.6	414.3	396.4	426.0	396.4	435.4
4.95% Senior Notes due 2033 (issued: $500.0, May 2023)	496.4	474.7	0	0	0	0
4.35% Senior Notes due 2044 (issued: $350.0, April 2014)	347.0	280.9	346.9	298.5	346.9	298.4
3.70% Senior Notes due 2045 (issued: $400.0, January 2015)	395.8	288.2	395.7	305.7	395.7	310.2
4.125% Senior Notes due 2047 (issued: $850.0, April 2017)	842.2	666.3	842.0	710.3	842.1	716.2
4.20% Senior Notes due 2048 (issued: $600.0, March 2018)	590.6	473.3	590.3	505.9	590.4	507.0
3.95% Senior Notes due 2050 (issued: $500.0, March 2020)	491.1	373.5	490.9	396.6	490.9	404.9
3.70% Senior Notes due 2052 (issued: $500.0, March 2022)	493.6	355.8	493.4	380.7	493.5	386.5
Total	$6,887.6	$5,932.1	$6,387.4	$5,634.7	$6,388.3	$5,717.9
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
There was no short-term debt outstanding at September 30, 2023 and 2022, and December 31, 2022.
During the second quarter 2023, The Progressive Corporation amended its line of credit with PNC Bank, National Association (PNC), to increase the maximum principal amount to $300 million from the previous amount of $250 million and extend the expiration date to April 30, 2024. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to the 1-month term Secured Overnight Financing Rate (SOFR) plus 1.10%. Each advance must be repaid on the 30th day after the date of the advance or, if earlier, April 30, 2024, the expiration date of the line of credit. Prepayments are permitted without penalty. The line of credit is uncommitted and, as such, all advances are subject to PNC’s discretion. We had no borrowings under the line of credit during the periods presented.

5. INCOME TAXES
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At September 30, 2023 and 2022, and December 31, 2022, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. At September 30, 2023 and 2022, and December 31, 2022, the net deferred tax asset includes a gross deferred tax asset of $807.0 million, $827.7 million, and $742.9 million, respectively, related to unrealized losses on fixed-maturity securities. We believe this deferred tax asset will be realized based on the existence of prior year capital gains, current temporary differences related to unrealized gains in our equity portfolio, and other tax planning strategies.
At September 30, 2023 and 2022, and December 31, 2022, we had no reserves for uncertain tax positions.
The effective tax rate for the three and nine months ended September 30, 2023, was 20.5% and 20.2%, respectively, compared to 12.9% and (1.6)% for the same periods last year. The lower effective tax rates for the three and nine months ended September 30, 2022, were due in part to the low amount of income (loss) before taxes during those periods, resulting in permanent tax differences having a greater impact on the effective rate. The low effective tax rate for the nine months ended September 30, 2022, was also due to a goodwill impairment charge (see Note 12 – Goodwill and Intangible Assets for further discussion).
6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Activity in the loss and loss adjustment expense reserves is summarized as follows:

	September 30,
(millions)	2023	2022
Balance at January 1	$30,359.3	$26,164.1
Less reinsurance recoverables on unpaid losses	5,559.2	4,733.6
Net balance at January 1	24,800.1	21,430.5
Incurred related to:
Current year	33,035.0	28,245.4
Prior years	1,147.0	52.8
Total incurred	34,182.0	28,298.2
Paid related to:
Current year	18,581.3	15,712.4
Prior years	11,764.7	9,418.5
Total paid	30,346.0	25,130.9
Net balance at September 30	28,636.1	24,597.8
Plus reinsurance recoverables on unpaid losses	4,941.2	6,034.0
Balance at September 30	$33,577.3	$30,631.8
We experienced unfavorable reserve development of $1,147.0 million and $52.8 million during the first nine months of 2023 and 2022, respectively, which is reflected as “incurred related to prior years” in the table above.
Year-to-date September 30, 2023
•The unfavorable prior year reserve development included approximately $929 million attributable to accident year 2022, $108 million to accident year 2021, and the remainder to accident years 2020 and prior.
•Our personal auto products incurred about $866 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with the Agency and Direct auto businesses each contributing about half. Over half of the unfavorable development was attributable to higher than anticipated severity in auto property and physical damage coverages, while the remaining unfavorable development was primarily due to increased loss costs in Florida injury and medical coverages and, to a lesser extent, higher than anticipated late reported injury claims; partially offset by lower than expected loss adjustment expenses.
•Our Commercial Lines business experienced about $277 million of unfavorable development, primarily driven by higher than anticipated severity and frequency of late reported injury claims, with about half of the unfavorable development attributable to our transportation network company (TNC) business.

Year-to-date September 30, 2022
•Approximately $45 million of the unfavorable prior year reserve development was attributable to accident year 2021 and $29 million to 2019 and prior accident years, partially offset by $21 million of favorable development attributable to accident year 2020.
•Our personal auto products incurred about $28 million of favorable loss and LAE reserve development, with about $25 million attributable to the Direct business. The favorable development was primarily attributable to more subrogation and salvage recoveries and lower LAE than originally anticipated, partially offset by higher than anticipated severity and frequency of auto property damage payments on previously closed claims and late reported injury claims.
•Our Commercial Lines business experienced about $77 million of unfavorable development, primarily due to higher than anticipated severity of injury case reserves and higher than anticipated severity and frequency of late reported claims in our TNC business.
7. SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries. The amount of reverse repurchase commitments, which are not considered part of the investment portfolio, held by these subsidiaries at September 30, 2023 and 2022, and December 31, 2022, were $79.7 million, $123.0 million, and $125.9 million, respectively. Restricted cash and cash equivalents include collateral held against unpaid deductibles and cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are participants.
Non-cash activity included the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2023	2022
Common share dividends[1]	$58.5	$58.5
Operating lease liabilities[2]	45.6	29.7
1 Declared but unpaid. See Note 9 – Dividends for further discussion.
2 From obtaining right-of-use assets.
In the respective periods, we paid the following:

	Nine Months Ended September 30,
(millions)	2023	2022
Income taxes	$413.0	$595.9
Interest	213.5	191.3
Operating lease liabilities	57.2	62.5
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

Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$5,414.0	$335.7	$4,441.9	$(41.3)	$15,481.4	$427.1	$13,131.7	$507.6
Direct	6,361.8	706.2	5,077.4	40.6	18,259.9	810.6	14,776.9	389.4
Total Personal Lines[1]	11,775.8	1,041.9	9,519.3	(0.7)	33,741.3	1,237.7	27,908.6	897.0
Commercial Lines	2,486.6	23.0	2,317.9	238.1	7,296.8	147.4	6,749.5	683.5
Property[2]	631.8	74.6	561.0	(141.0)	1,852.8	(164.9)	1,689.6	(289.6)
Other indemnity[3]	0.1	(3.3)	0.7	(2.1)	0.9	(6.7)	2.0	(9.3)
Total underwriting operations	14,894.3	1,136.2	12,398.9	94.3	42,891.8	1,213.5	36,349.7	1,281.6
Fees and other revenues[4]	223.7	NA	181.4	NA	656.6	NA	531.9	NA
Service businesses	81.4	(10.3)	82.7	(0.1)	234.9	(29.7)	230.5	9.0
Investments[5]	361.2	354.0	117.2	111.4	1,434.0	1,415.2	(971.2)	(988.6)
Interest expense	NA	(69.7)	NA	(63.1)	NA	(198.7)	NA	(180.4)
Property - Goodwill impairment[2]	NA	0	NA	0	NA	0	NA	(224.8)
Consolidated total	$15,560.6	$1,410.2	$12,780.2	$142.5	$45,217.3	$2,400.3	$36,140.9	$(103.2)
NA = Not applicable
1 Personal auto insurance accounted for 94% of the total Personal Lines segment net premiums earned during the three and nine months ended September 30, 2023 and 2022; insurance for our special lines products (e.g., motorcycles, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three and nine months ended September 30, 2023, pretax profit (loss) included $2.9 million and $10.7 million, respectively, of amortization expense associated with intangible assets attributable to our Property segment, and $5.0 million and $24.1 million for the same periods in 2022. For the nine months ended September 30, 2022, the total pretax loss, including goodwill impairment, for the Property segment was $514.4 million. See Note 12 – Goodwill and Intangible Assets for further discussion.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	6.2%	93.8	(0.9)%	100.9	2.8%	97.2	3.9%	96.1
Direct	11.1	88.9	0.8	99.2	4.4	95.6	2.6	97.4
Total Personal Lines	8.8	91.2	0	100.0	3.7	96.3	3.2	96.8
Commercial Lines	0.9	99.1	10.3	89.7	2.0	98.0	10.1	89.9
Property[1]	11.8	88.2	(25.1)	125.1	(8.9)	108.9	(17.1)	117.1
Total underwriting operations	7.6	92.4	0.8	99.2	2.8	97.2	3.5	96.5
1 Included in the three and nine months ended September 30, 2023, is 0.5 points and 0.6 points, respectively, of amortization expense associated with intangible assets and 0.9 points and 1.4 points, respectively, for the three and nine months ended September 30, 2022.

9. DIVIDENDS
Following is a summary of our common and preferred share dividends that were declared and/or paid during the nine months ended September 30, 2023 and 2022:

(millions, except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Common – Quarterly Dividends:
August 2023	October 2023	$0.10	$58.5
May 2023	July 2023	0.10	58.5
March 2023	April 2023	0.10	58.5
December 2022	January 2023	0.10	58.5
August 2022	October 2022	0.10	58.5
May 2022	July 2022	0.10	58.5
March 2022	April 2022	0.10	58.5
December 2021	January 2022	0.10	58.5

Preferred Dividends:
August 2023	September 2023	20.67700	10.3
May 2023	June 2023	18.92463	9.5
December 2022	March 2023	26.875	13.4
August 2022	September 2022	26.875	13.4
December 2021	March 2022	26.875	13.4
1 The accrual is based on an estimate of shares outstanding as of the record date and recorded as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets until paid.
Beginning March 15, 2023, the annual dividend rate for our Series B Preferred Shares switched to a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a spread of 2.539% applied to the stated amount per share.
We, as calculation agent under our Series B Preferred Shares, determined that the reference rate for the Series B Preferred Shares, for any determination date after June 30, 2023, shall be the sum of (i) 3-Month CME Term SOFR plus (ii) a tenor spread adjustment of 0.26161%, and (iii) a spread of 2.539%. The new reference rate became effective for the dividend period determination date commencing September 15, 2023. The reference rate was determined in accordance with the successor base rate provisions of the Series B Preferred Shares and the Adjustable Interest Rate (LIBOR) Act and the regulation issued by the Board of Governors of the Federal Reserve System on December 16, 2022, implementing the LIBOR Act.
During the floating rate period, dividends on the Series B Preferred Shares will be payable quarterly, if and when declared by the Board of Directors.
See Note 14 – Dividends in our 2022 Annual Report to Shareholders for a discussion of our quarterly and annual common share dividends and our preferred share dividend policies.

10. OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at June 30, 2023	$(3,369.6)	$715.6	$(2,654.0)	$(2,638.7)	$(14.3)	$(1.0)
Other comprehensive income (loss) before reclassifications:
Investment securities	(547.4)	114.9	(432.5)	(432.5)	0	0
Foreign currency translation adjustment	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	(547.4)	114.9	(432.5)	(432.5)	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(55.6)	11.7	(43.9)	(43.9)	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	(55.8)	11.7	(44.1)	(43.9)	(0.2)	0
Total other comprehensive income (loss)	(491.6)	103.2	(388.4)	(388.6)	0.2	0
Balance at September 30, 2023	$(3,861.2)	$818.8	$(3,042.4)	$(3,027.3)	$(14.1)	$(1.0)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at June 30, 2022	$(2,795.5)	$586.5	$(2,209.0)	$(2,193.5)	$(14.7)	$(0.8)
Other comprehensive income (loss) before reclassifications:
Investment securities	(1,223.3)	256.9	(966.4)	(966.4)	0	0
Foreign currency translation adjustment	(0.9)	0.2	(0.7)	0	0	(0.7)
Total other comprehensive income (loss) before reclassifications	(1,224.2)	257.1	(967.1)	(966.4)	0	(0.7)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(58.4)	12.3	(46.1)	(46.1)	0	0
Interest expense	(0.2)	0.1	(0.1)	0	(0.1)	0
Total reclassification adjustment for amounts realized in net income	(58.6)	12.4	(46.2)	(46.1)	(0.1)	0
Total other comprehensive income (loss)	(1,165.6)	244.7	(920.9)	(920.3)	0.1	(0.7)
Balance at September 30, 2022	$(3,961.1)	$831.2	$(3,129.9)	$(3,113.8)	$(14.6)	$(1.5)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2022	$(3,556.9)	$754.9	$(2,802.0)	$(2,786.3)	$(14.5)	$(1.2)
Other comprehensive income (loss) before reclassifications:
Investment securities	(493.3)	103.5	(389.8)	(389.8)	0	0
Foreign currency translation adjustment	0.3	(0.1)	0.2	0	0	0.2
Total other comprehensive income (loss) before reclassifications	(493.0)	103.4	(389.6)	(389.8)	0	0.2
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(188.3)	39.5	(148.8)	(148.8)	0	0
Interest expense	(0.4)	0	(0.4)	0	(0.4)	0
Total reclassification adjustment for amounts realized in net income	(188.7)	39.5	(149.2)	(148.8)	(0.4)	0
Total other comprehensive income (loss)	(304.3)	63.9	(240.4)	(241.0)	0.4	0.2
Balance at September 30, 2023	$(3,861.2)	$818.8	$(3,042.4)	$(3,027.3)	$(14.1)	$(1.0)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2021	$52.3	$(11.6)	$40.7	$56.2	$(14.9)	$(0.6)
Other comprehensive income (loss) before reclassifications:
Investment securities	(4,321.7)	907.6	(3,414.1)	(3,414.1)	0	0
Foreign currency translation adjustment	(1.1)	0.2	(0.9)	0	0	(0.9)
Total other comprehensive income (loss) before reclassifications	(4,322.8)	907.8	(3,415.0)	(3,414.1)	0	(0.9)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(309.0)	64.9	(244.1)	(244.1)	0	0
Interest expense	(0.4)	0.1	(0.3)	0	(0.3)	0
Total reclassification adjustment for amounts realized in net income	(309.4)	65.0	(244.4)	(244.1)	(0.3)	0
Total other comprehensive income (loss)	(4,013.4)	842.8	(3,170.6)	(3,170.0)	0.3	(0.9)
Balance at September 30, 2022	$(3,961.1)	$831.2	$(3,129.9)	$(3,113.8)	$(14.6)	$(1.5)
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
In addition, The Progressive Corporation and/or its subsidiaries are named as defendants in a number of class action or individual lawsuits that challenge certain of the operations of the subsidiaries. These cases include and/or typically have included those alleging damages as a result of, among other things: our subsidiaries’ methods used for evaluating and paying medical or injury claims or benefits, including, but not limited to, certain bodily injury, personal injury protection (PIP), uninsured motorist/underinsured motorist (UM/UIM), and medical payment claims and for reimbursing medical costs incurred by Medicare/Medicaid beneficiaries; other claims handling procedures, including, but not limited to, challenges relating to our network of repair facilities, our methods used for estimating physical damage to vehicles for repair purposes and for evaluating the actual cash value of total loss vehicles, the application of a negotiation adjustment in calculating total loss valuations, our payment of fees and taxes, our subrogation practices, our salvage practices, and our handling of diminution of value claims; homeowner claims handling practices and procedures; interpretations of the provisions of our insurance policies; our insurance product design; certain of our premium actions, including those in response to the COVID-19 pandemic; rating practices; certain marketing, sales, services, implementation and renewal practices and procedures, including with respect to accessibility and privacy; our usage-based insurance program; certain relationships with independent insurance agents; patent matters; alleged violation of the Telephone Consumer Protection Act; vendor data security; commercial disputes, including breach of contract; a small business grant program; and certain employment practices, including claims relating to pay practices and fair employment practices, among other matters. As of September 30, 2023, lawsuits have been certified or conditionally certified as class/collective actions in cases alleging: we improperly reduce or deny UIM benefits in New Mexico; we improperly value total loss claims in Florida, Georgia, New York, Pennsylvania, and Washington; we improperly fail to pay fees and taxes associated with total losses in Florida,
Michigan, and New York; we improperly adjust medical bills in Washington; we improperly calculate basic economic loss as it relates to wage loss coverage in New York; we improperly fail to timely process and pay PIP claims in Texas; we improperly reduce or deny first-party medical benefits in Arkansas; and that certain of our compensation practices and overtime payment practices are improper, including our classification of certain employees as exempt from overtime pay requirements. Other insurance companies face many of these same issues.
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
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at September 30, 2023 and 2022, or December 31, 2022, and there were no material settlements during 2022 or the first nine months of 2023. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2022 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2022 Annual Report to Shareholders.

12. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The majority of the goodwill recorded as of September 30, 2023 and 2022, and December 31, 2022, related to the April 1, 2015, acquisition of a controlling interest in ARX Holding Corp. (ARX). During the nine months ended September 30, 2023, there were no changes to the carrying amount of goodwill.
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
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets:

(millions)	September 30, 2023	September 30, 2022	December 31, 2022
Intangible assets subject to amortization	$62.5	$79.4	$73.9
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$74.9	$91.8	$86.3
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.
Intangible assets subject to amortization consisted of the following:

(millions)	September 30, 2023			September 30, 2022			December 31, 2022
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Agency relationships	$159.2	$96.7	$62.5	$159.2	$85.3	$73.9	$159.2	$88.1	$71.1
Software rights	69.1	69.1	0	69.1	64.8	4.3	69.1	67.0	2.1
Trade name	3.6	3.6	0	3.6	2.4	1.2	3.6	2.9	0.7
Total	$231.9	$169.4	$62.5	$231.9	$152.5	$79.4	$231.9	$158.0	$73.9
Amortization expense was $2.9 million and $11.4 million for the three and nine months ended September 30, 2023, respectively, compared to $5.4 million and $25.5 million during the same periods last year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
I. OVERVIEW
During the third quarter 2023, The Progressive Corporation’s insurance subsidiaries recognized strong growth in both premiums written and policies in force, compared to the same period last year. During the third quarter 2023, we generated an underwriting profit of 7.6%, which was better than our 4.0% companywide calendar-year underwriting profit goal and 6.8 points better than the third quarter last year. The underwriting profit variance from the prior year was primarily attributable to lower catastrophe losses in the current quarter, compared to the third quarter last year, along with our pricing decisions and non-pricing actions that we put in place to help us achieve our stated calendar-year goal of a 96 or better combined ratio.
During the third quarter 2023, we experienced catastrophic weather events that contributed 3.2 loss ratio points, compared to 7.1 points for the third quarter 2022, which primarily resulted from Hurricane Ian. During the quarter, our personal auto products profitability benefited by about five points from prior rate revisions that have earned in. In addition, our companywide expense ratio was 2.5 points lower in the third quarter 2023, compared to the same period last year, in large part due to a 52% decrease in advertising spend in the third quarter 2023, which brought our year-to-date advertising costs to $1.3 billion, compared to $1.6 billion for the first nine months of 2022. We currently plan to continue to manage our rate levels and discretionary spending to further our goal of achieving our companywide calendar-year target profitability.
During the third quarter 2023, companywide net premiums written grew 20% over the same period last year, with all operating segments contributing to the growth. We generated $15.6 billion of net premiums written, which was an increase of $2.6 billion, compared to the third quarter 2022. We ended the quarter with 29.6 million policies in force, which was an increase of 2.8 million policies, or 10%, over September 30, 2022, and nearly 33,000 more policies than were in force at the end of the second quarter 2023, and 2.3 million more than year-end 2022. While companywide policies in force increased during the third quarter 2023, total personal auto policies in force were down compared to June 30, 2023, reflecting the decrease in new business applications discussed below, which were, in part, offset by the increase in renewal applications as our retention lengthened. The increase from the year-end 2022 policies in force reflected both strong new application growth in the first half of the year and improved retention in our Personal Lines and Property products.
As a result of the rate and non-rate actions we have taken to manage profitability, new applications decreased during the third quarter 2023, compared to the same period last year. While new business is down year over year, policy life expectancy, which is our measure of retention, has lengthened in our Personal Lines products demonstrating the competitiveness of our products in the marketplace. As discussed below, we plan to continue to remain diligent in our efforts to achieve our target profitability and will take the necessary rate and non-rate actions, which could result in less premium and policy growth.
On a year-over-year basis, for the third quarter 2023, net income increased $1.0 billion and comprehensive income increased $1.5 billion, from a comprehensive loss in the same period last year. The year-over-year increase in net income primarily reflected an increase in underwriting profitability as discussed previously. During the quarter, income also benefited from a 53% increase in recurring investment income, primarily due to an increase in interest rates on floating-rate securities in our portfolio, an increase in average assets resulting from premium growth, and investing new cash and cash from maturities in higher interest rate securities given the rising interest rate environment.
The quarter-over-prior-year quarter increase in comprehensive income reflected both the increase in net income and a lower amount of net unrealized losses on our fixed-maturity securities, which experienced a loss of $388.6 million in the third quarter 2023, compared to a loss of $920.3 million in the same prior year period, with both periods being primarily driven by the then-current interest rate environment, with a significant rise in interest rates last year.
Total capital (debt plus shareholders’ equity) at September 30, 2023, was $24.3 billion, which was up $2.0 billion from year-end 2022, primarily due to our comprehensive income earned in the first nine months of 2023 and the May 2023 issuance of $500 million of 4.95% senior notes.
A. Insurance Operations
During the third quarter 2023, we experienced a companywide underwriting profit margin of 7.6%, compared to an underwriting margin of 0.8% for the same period last year. Our Personal Lines, Commercial Lines, and Property businesses generated an underwriting profit margin of 8.8%, 0.9%, and 11.8%, respectively, during the third quarter 2023. Our special lines products experienced an underwriting loss during the third quarter due to seasonality. In total, the special lines products contributed a 0.8 unfavorable point impact to our Personal Lines combined ratio. The strong underwriting results in the third quarter moved our year-to-date combined ratio to a 97.2, which is just 1.2 points from our companywide calendar-year goal of a combined ratio of a 96 or better.

We strongly believe that achieving our target profit margin takes precedence over growing premiums. With a focus on achieving our calendar-year underwriting profitability goal of at least 4%, in the face of continued volatility in our severity trends that influence higher vehicle and repair costs, we will continue to reevaluate our rate plans and intend to continue to raise rates through the fourth quarter 2023, with planned increases of about 3% in our personal auto products and about 5% in our commercial auto products. Some of these rate increases will be subject to regulatory approval. We will continue to monitor the factors that could impact our loss costs for both our vehicle and Property businesses, which may include new and used car prices, miles driven, driving patterns, loss severity, weather events, building materials, construction costs, inflation, and other components, on a state-by-state basis, and could change our current plans for rate increases.
In addition to rate action, we routinely monitor non-rate actions, including our advertising spend. During the third quarter 2023, we reduced advertising costs 52%, compared to the same period last year. On a year-to-date basis, we have spent $1.3 billion in advertising, compared to $1.6 billion for the first nine months of 2022. During the quarter, we also continued implementing measures to support the goal of achieving our target profit margin that included slowing new business growth through verification activities, bill plan offerings, and through ongoing general operational expense discipline. We expect to continue to reevaluate our actions through the remainder of the year and may take additional measures as necessary.
For the third quarter 2023, net premiums written grew 20% compared to the third quarter last year, with all segments showing strong growth. Personal Lines net premiums written grew 23%, with the Agency and Direct distribution channels growing 19% and 25%, respectively. Commercial Lines net premiums written grew 7% and Property grew 16%. Changes in net premiums written are a function of new business applications (i.e., policies sold), business mix, premium per policy, and retention.
While we experienced significant new application growth during the first half of 2023, due to the actions taken to address profitability there was a decrease in Personal Lines new applications, compared to the third quarter 2022. During the third quarter 2023, we also saw a slowing of new application growth in both our Commercial Lines and Property businesses, compared to the growth rates experienced earlier in the year. The Personal Lines decline reflected a decrease in both our Agency and Direct auto businesses, combining for a total decrease of 20% for new personal auto business applications. While personal auto premium growth and retention were strong during the third quarter 2023, some of the profitability actions mentioned above could have a negative impact on future premium growth, retention, and could continue to negatively impact new applications.
Returning to calendar-year profitability in our Property business continues to remain a priority for us. We plan to continue to focus on our efforts to grow in states that traditionally have less catastrophe exposure and limit growth in coastal and hail-prone states to reduce concentration mix among states. In regions where our appetite to write new business is limited, we are prioritizing Progressive auto bundles, as well as lower risk properties, such as new construction or homes with newer roofs. In addition, to continue to rebalance our business, we began a non-renewal effort of up to 115,000 Property policies in Florida. Following the required filings and notices, the first of these non-renewals will go into effect in the second quarter of 2024 and will continue on a rolling 12-month basis. To try to ease this disruption to our customers and agents, we reached an agreement with another Florida insurer to offer replacement policies to these policyholders, subject to their underwriting and financial guidelines and agent appointments where applicable. Despite this non-renewal effort, we plan to continue to provide for the insurance needs of over 3 million Florida policyholders across all of our lines of business, including over 200,000 Florida homeowners.
In the third quarter 2023, in our Property products, we increased rates by about 2% in aggregate, following a rate increase of about 7% during the first half of 2023 and an increase of about 19% during 2022. Similar to our personal and commercial auto products, we intend to continue to raise rates in our Property products in an effort to achieve our calendar-year underwriting profitability goal, with a planned aggregate countrywide increase of about 7% over the remainder of the year. Some of these rate increases will be subject to regulatory approval. New applications in the states where we are focused on growth were up about 30% over the third quarter last year. New applications were down about 10% in the more volatile weather states. In addition, the Property business benefited from growth in Robinsons, our bundled auto and home policies. In total, Property new applications were up 9% over the third quarter 2022.
During the third quarter 2023, on a year-over-year basis, average written premium per policy grew 12% in both personal auto and Property, and 4% in commercial auto. The growth in personal auto, commercial auto, and Property primarily reflected rate increases taken throughout 2022 that continued through the third quarter 2023, in response to rising loss costs. The rate increases taken in commercial auto were, in part, offset by a shift in the mix of business, primarily driven by decreased demand in our for-hire transportation product. Given that our commercial auto and Property policies are predominately written for 12-month terms, rate actions take longer to earn in for these products.
We believe a key element in improving the accuracy of our rating is Snapshot®, our usage-based insurance offering. During the third quarter 2023, the adoption rates for consumers enrolling in the program increased about 15% in Agency auto and was flat in Direct auto, compared to the third quarter 2022. Snapshot is available in all states, other than California, and our latest segmentation model was available in states that represented about 50% of our countrywide personal auto premium at September 30, 2023. We continue to invest in our mobile application, with mobile devices being chosen for Snapshot monitoring for the majority of new enrollments.
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
We evaluate total auto retention using a trailing 12-month and a trailing 3-month policy life expectancy. The latter can reflect more volatility and is more sensitive to seasonality. As of the end of the third quarter 2023, our trailing 12-month total personal auto policy life expectancy increased 19%, compared to last year, which marks the second consecutive quarter the trailing 12-month measure has been positive since the beginning of 2022. The Agency and Direct channels trailing 12-month measure was up 20% and 17%, respectively. We have seen improvement in our trailing 12-month policy life expectancy on a month-over-prior month basis for the last several months although recent and future rate increases could potentially have an adverse impact on our retention. Our trailing 3-month policy life expectancy for total personal auto was up 35%, compared to the same period last year. We believe that the improved retention on a trailing 3-month basis reflects our continued competitiveness in the marketplace.
At the end of the third quarter 2023, our trailing 12-month policy life expectancy increased 5% in special lines, 14% in Property, and decreased 9% in Commercial Lines, compared to the same period last year. The decrease in Commercial Lines was across all business market targets (BMT), with the decrease in for-hire transportation BMT demand providing the largest contribution to the overall decrease. Commercial auto retention is being negatively impacted by our rate and underwriting actions, a slowdown in the rate of economic activity, and challenging freight market conditions, which we believe are driving increased shopping and causing motor carriers to exit the industry.

B. Investments
The fair value of our investment portfolio was $61.9 billion at September 30, 2023, compared to $53.5 billion at December 31, 2022. The increase from year-end 2022 primarily reflected solid cash flows from operations and the $0.5 billion of proceeds from debt issued in May 2023, as discussed further below, partially offset by valuation decreases in U.S. government securities.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At September 30, 2023, 7% of our portfolio was allocated to Group I securities and 93% to Group II securities, compared to 10% and 90%, respectively, at December 31, 2022.

Our recurring investment income generated a pretax book yield of 3.3% for the third quarter 2023, compared to 2.5% for the same period in 2022, due to the increase in interest rates on our floating-rate securities and the investment of cash and maturities at relatively higher interest rates. Our investment portfolio produced a fully taxable equivalent (FTE) total return of (0.2)% and (1.9)% for the third quarter 2023 and 2022, respectively. Our fixed-income and common stock portfolios had FTE total returns of (0.1)% and (3.1)%, respectively, for the third quarter 2023, compared to (1.8)% and (4.5)%, respectively, last year. The favorable change in the fixed-income return reflected lower portfolio valuation decreases in third quarter 2023, compared to third quarter 2022, as the market experienced smaller increases in interest rates and a more stable environment for credit spreads versus third quarter 2022. The year-over-year change in the common stock return reflected general market conditions.
At September 30, 2023, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 2.9 years, compared to AA and 2.7 years at September 30, 2022 and AA and 2.9 years at December 31, 2022. Our decrease in weighted average credit quality since December 31, 2022, was mainly due to two major credit rating agencies rating U.S. Treasury debt at AA+ instead of AAA which led us to lower our U.S. Treasury positions to AA+.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. As primarily an auto insurer, our claims liabilities generally have a short-term duration. Operations generated positive cash flows of $8.2 billion and $5.9 billion for the nine months ended September 30, 2023 and 2022, respectively. The increase in operating cash flow for the first nine months of 2023 compared to 2022 is primarily attributable to collecting more premiums in 2023 relative to paying losses, mostly driven by rate increases and volume growth, partially offset by higher loss severity trends. We believe cash flows will remain positive in the reasonably foreseeable future and do not expect we will have a need to raise capital to support our operations in that timeframe, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
As of September 30, 2023, we held $36.1 billion in short-term investments and U.S. Treasury securities, which represented about 58% of our total portfolio. Based on our portfolio allocation and investment strategies, we believe that we have sufficient readily available marketable securities to cover our claims payments and short-term obligations in the event our cash flows from operations were to be negative. See Item 1A, Risk Factors in our Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2022, for a discussion of certain matters that may affect our portfolio and capital position.
Our total capital (debt plus shareholders’ equity) was $24.3 billion, based on book value, at September 30, 2023, compared to $21.2 billion at September 30, 2022, and $22.3 billion at December 31, 2022. The increase from December reflected the comprehensive income recognized during the first nine months of 2023, primarily driven by recurring investment income reflecting continued increased interest rates, our underwriting profitability, and the issuance in May 2023 of $500.0 million of 4.95% Senior Notes due 2033. Our debt-to-total capital ratio was 28.4% at September 30, 2023, 30.2% at September 30, 2022, and 28.7% at December 31, 2022.
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
None of the covenants on our outstanding debt securities include rating or credit triggers that would require an adjustment of interest rates or an acceleration of principal payments in the event that our debt securities are downgraded by a rating agency. During the second quarter 2023, we amended the unsecured discretionary line of credit (the Line of Credit) with PNC Bank, National Association, and raised the maximum principal amount to $300 million from the previous amount of $250 million. We did not engage in short-term borrowings, including any borrowings under our Line of Credit, to fund our operations or for liquidity purposes during the reported periods.
During the first nine months of 2023, we returned capital to shareholders primarily through common share dividends and common share repurchases. Our Board of Directors declared a $0.10 per common share dividend in each of the first three quarters of 2023. These dividends, which were each $58.5 million in the aggregate, were paid in April 2023, July 2023, and October 2023. In January 2023, we also paid common share dividends declared in the fourth quarter 2022, in the aggregate amount of $58.5 million, or $0.10 per share (see Note 9 – Dividends for further discussion).
In addition to the common share dividends, in March 2023, June 2023, and September 2023, we paid Series B Preferred Share dividends in the aggregate amount of $13.4 million, $9.5 million, and $10.3 million, respectively. Beginning March 15, 2023, the annual dividend rate for the Series B Preferred Shares switched to a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a spread of 2.539% applied to the stated amount per share. During the floating rate period, dividends on the Series B Preferred Shares are payable quarterly, if and when declared by the Board of Directors.
We, as calculation agent under our Series B Preferred Shares, determined that the reference rate for the Series B Preferred Shares, for any determination date after June 30, 2023, shall be the sum of (i) 3-Month CME Term Secured Overnight Financing Rate (SOFR) plus (ii) a tenor spread adjustment of 0.26161%, and (iii) a spread of 2.539%. The new reference rate became effective for the dividend period determination date commencing September 15, 2023. The reference rate was determined in accordance with the successor base rate provisions of the Series B Preferred Shares and the Adjustable Interest Rate (LIBOR) Act and the regulation issued by the Board of Governors of the Federal Reserve System on December 16, 2022, implementing the LIBOR Act.

Consistent with our financial policies, we repurchase common shares to neutralize dilution from equity-based compensation granted during the year and opportunistically when we believe our shares are trading below our determination of long-term fair value. During the first nine months of 2023, we repurchased 0.6 million common shares, at a total cost of $79.8 million, including 0.3 million shares in the third quarter 2023, both in the open market and to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our overall capital position, the capital strength of our subsidiaries, and potential capital needs to expand our business operations.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
Based upon our capital planning and forecasting efforts, we believe we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, anticipated quarterly dividends on our common shares and dividends on the Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future. At September 30, 2023, we had $4.1 billion in a consolidated, non-insurance subsidiary of the holding company that can be used to fund corporate obligations and provide additional capital to the insurance subsidiaries to fund potential future growth. As of September 30, 2023, our estimated consolidated statutory surplus was $20.2 billion.
During the first nine months of 2023, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2022 Annual Report to Shareholders. During the second quarter 2023, we renewed our catastrophe excess of loss per occurrence reinsurance contract, which increased our noncancellable purchase obligation commitments about $139.5 million, bringing our total commitments related to the excess of loss contracts to $252.6 million at September 30, 2023. There have not been any other material changes in off-balance-sheet leverage, which includes purchase obligations and catastrophe excess of loss reinsurance contracts, from those disclosed in our 2022 Annual Report to Shareholders.
In May 2023, we decided to raise additional capital to take advantage of attractive terms in the market and to provide additional financial flexibility, and we may decide to do so in the future. We have an effective shelf registration with the U.S. Securities and Exchange Commission so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants, and units. The shelf registration enables us to raise funds from the offering of any securities covered by the shelf registration as well as any combination thereof, subject to market conditions.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in three segments: Personal Lines, Commercial Lines, and Property. As a component of our Personal Lines segment, we report our Agency and Direct business results to provide further understanding of our products by distribution channel.
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Personal Lines
Agency	36%	36%	36%	35%
Direct	45	43	42	41
Total Personal Lines[1]	81	79	78	76
Commercial Lines	14	16	17	19
Property	5	5	5	5
Total underwriting operations	100%	100%	100%	100%
1 Personal auto products accounted for 94% of the total Personal Lines segment net premiums written during the three and nine months ended September 30, 2023, and 93% for the three and nine months ended September 30, 2022; our special lines products accounted for the balance.
Our Personal Lines business writes insurance for personal autos and special lines products (e.g., motorcycles, RVs, watercraft, and snowmobiles). Within Personal Lines, we often refer to our four consumer segments:
•Sam - inconsistently insured;
•Diane - consistently insured and maybe a renter;
•Wrights - homeowners who do not bundle auto and home; and
•Robinsons - homeowners who bundle auto and home.
While our personal auto policies are primarily written for 6-month terms, we write 12-month auto policies in our Platinum agencies to promote bundled auto and home growth. At September 30, 2023 and 2022, 14% of our Agency auto policies in force were 12-month policies. To the extent our Agency application mix of annual policies grows, the shift in policy term could increase our written premium mix by channel as 12-month policies have about twice the amount of net premiums written compared to 6-month policies. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related liability and physical damage insurance, business-related general liability and property insurance predominately for small businesses, and workers’ compensation insurance primarily for the transportation industry. The majority of our Commercial Lines business is written through the independent agency channel although we continue to focus on growing our direct business. To serve our direct channel customers, we continue to expand our product offerings, including adding states where we offer our business owners policy (BOP) product, as well as adding these product offerings to our digital platform that serves direct small business consumers (BusinessQuote Explorer®). The direct commercial auto business, excluding our transportation network company (TNC) business, BOP, and Protective Insurance Corporation and subsidiaries (Protective Insurance) products, represented 10% of our commercial auto premiums written for the nine months ended September 30, 2023 and 2022. We write about 90% of Commercial Lines policies for 12-month terms.
Our Property business writes residential property insurance for homeowners, other property owners, renters, and umbrella insurance. We write the majority of our Property business through the independent agency channel. We continue to expand the direct distribution of our Property product offerings, and, for both the nine months ended September 30, 2023 and 2022, nearly a quarter of our Property business premiums were written in the direct channel. All of our Property policies are written for 12-month terms.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$335.7	6.2%	$(41.3)	(0.9)%	$427.1	2.8%	$507.6	3.9%
Direct	706.2	11.1	40.6	0.8	810.6	4.4	389.4	2.6
Total Personal Lines	1,041.9	8.8	(0.7)	0	1,237.7	3.7	897.0	3.2
Commercial Lines	23.0	0.9	238.1	10.3	147.4	2.0	683.5	10.1
Property[1]	74.6	11.8	(141.0)	(25.1)	(164.9)	(8.9)	(289.6)	(17.1)
Other indemnity[2]	(3.3)	NM	(2.1)	NM	(6.7)	NM	(9.3)	NM
Total underwriting operations	$1,136.2	7.6%	$94.3	0.8%	$1,213.5	2.8%	$1,281.6	3.5%
1 For the three and nine months ended September 30, 2023, pretax profit (loss) includes $2.9 million and $10.7 million, respectively, of amortization expense associated with acquisition-related intangible assets attributable to our Property segment, compared to $5.0 million and $24.1 million for the respective periods last year. The year-over-year decrease in amortization expense reflects intangible assets that were fully amortized during the first and second quarter 2023, and the first quarter 2022.
2 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
For the third quarter 2023, the higher pretax underwriting profit primarily reflected 3.9 fewer points of catastrophe losses and a 2.5 point reduction in our companywide underwriting expenses predominately due to a reduction in advertising expenses, compared to the third quarter 2022. For the year-to-date period ended September 30, 2023, our profitability decreased from the same period last year primarily due to the impact from unfavorable prior accident years reserve development, in part, offset by lower underwriting expenses.
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

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Performance[1]	2023	2022	Change	2023	2022	Change
Personal Lines – Agency
Loss & loss adjustment expense ratio	75.8	82.9	(7.1)	79.0	78.5	0.5
Underwriting expense ratio	18.0	18.0	0	18.2	17.6	0.6
Combined ratio	93.8	100.9	(7.1)	97.2	96.1	1.1
Personal Lines – Direct
Loss & loss adjustment expense ratio	77.0	81.4	(4.4)	80.5	78.9	1.6
Underwriting expense ratio	11.9	17.8	(5.9)	15.1	18.5	(3.4)
Combined ratio	88.9	99.2	(10.3)	95.6	97.4	(1.8)
Total Personal Lines
Loss & loss adjustment expense ratio	76.5	82.1	(5.6)	79.8	78.7	1.1
Underwriting expense ratio	14.7	17.9	(3.2)	16.5	18.1	(1.6)
Combined ratio	91.2	100.0	(8.8)	96.3	96.8	(0.5)
Commercial Lines
Loss & loss adjustment expense ratio	79.7	70.5	9.2	77.8	70.6	7.2
Underwriting expense ratio	19.4	19.2	0.2	20.2	19.3	0.9
Combined ratio	99.1	89.7	9.4	98.0	89.9	8.1
Property
Loss & loss adjustment expense ratio	58.8	97.2	(38.4)	79.9	89.9	(10.0)
Underwriting expense ratio[2]	29.4	27.9	1.5	29.0	27.2	1.8
Combined ratio[2]	88.2	125.1	(36.9)	108.9	117.1	(8.2)
Total Underwriting Operations
Loss & loss adjustment expense ratio	76.3	80.6	(4.3)	79.5	77.7	1.8
Underwriting expense ratio	16.1	18.6	(2.5)	17.7	18.8	(1.1)
Combined ratio	92.4	99.2	(6.8)	97.2	96.5	0.7
Accident year – Loss & loss adjustment expense ratio[3]	76.1	81.3	(5.2)	76.8	77.6	(0.8)
1 Ratios are expressed as a percentage of net premiums earned. The portion of fees and other revenues related to our loss adjustment activities are netted against loss adjustment expenses and the portion of fees and other revenues related to our underwriting operations are netted against underwriting expenses in the ratio calculations.
2 Included in the three and nine months ended September 30, 2023, are 0.5 points and 0.6 points, respectively, of amortization expense on acquisition-related intangible assets attributable to our Property segment, and 0.9 points and 1.4 points for the respective periods last year.
3 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2023	2022	2023	2022
Change in net loss and LAE reserves	$947.2	$1,470.4	$3,836.0	$3,167.3
Paid losses and LAE	10,440.7	8,548.3	30,346.0	25,130.9
Total incurred losses and LAE	$11,387.9	$10,018.7	$34,182.0	$28,298.2
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

Our total loss and LAE ratio decreased 4.3 points for the third quarter 2023 and increased 1.8 points for the nine months ended September 30, 2023, compared to the same periods last year. The decrease in the third quarter 2023, primarily reflects lower catastrophe losses and higher premium per policy, partially offset by higher severity and unfavorable current accident years reserve development. The year-to-date increase through the third quarter 2023, was primarily driven by increased severity and unfavorable prior accident years reserve development, partially offset by the higher premium per policy due to rate increases. On an accident year basis, our third quarter 2023 loss and LAE ratio was 5.2 points lower than the third quarter 2022, and 0.8 points lower on a year-to-date basis.
The following table shows our consolidated catastrophe losses and related combined ratio point impact, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
($ in millions)	$	Point[1]	$	Point[1]	$	Point[1]	$	Point[1]
Personal Lines	$347.5	3.0	$671.5	7.1	$1,030.3	3.1	$1,001.2	3.6
Commercial Lines	12.5	0.5	16.7	0.7	34.9	0.5	29.1	0.4
Property	110.8	17.5	195.0	34.8	671.1	36.2	527.8	31.2
Total net catastrophe losses incurred	$470.8	3.2	$883.2	7.1	$1,736.3	4.0	$1,558.1	4.3
1 Represents catastrophe losses incurred during the period, including the impact of reinsurance, as a percent of net premiums earned for each segment.

In the three and nine months ended September 30, 2023, we were affected by 25 and 68 catastrophic weather events, respectively, compared to 16 and 50 events in the same periods last year. Although there were more storms during 2023, the severity of the 2022 storms were greater, primarily due to the impact of Hurricane Ian during the third quarter of 2022. During the third quarter 2023, our catastrophe losses reflected severe weather events throughout the United States, with Texas, Minnesota, Colorado, Michigan, and Florida contributing about 55% of the losses, although 39 states and the District of Columbia were affected for the quarter and 46 states and the District of Columbia for the first nine months of 2023. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
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
During 2023, we also entered into new aggregate excess of loss reinsurance contracts that have multiple layers of coverage, with the first retention layer threshold ranging from $500 million to $575 million, excluding named tropical storms and hurricanes, and the second retention layer threshold of $600 million, including named tropical storms and hurricanes. The first and second layers provide coverage up to $100 million and $85 million, respectively.
During the third quarter 2023, we exceeded the first layer annual retention thresholds and recorded a reinsurance recoverable of $23.0 million, under our 2023 catastrophe aggregate excess of loss program.
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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis, over the prior-year periods was as follows:

	Growth Over Prior Year
	Quarter	Year-to-date
Coverage Type	2023	2023
Bodily injury	8%	10%
Collision	5	6
Personal injury protection	0	3
Property damage	5	10
Total	5	9

The year-over-year increase in severity, in part, reflects the impact of inflation, which continues to increase the valuation of used vehicles and total loss, repair, and medical costs.
To address inherent seasonality trends and lessen the effects of month-to-month variability in the commercial auto products, we use a trailing 12-month period in assessing severity. In the third quarter 2023, our commercial auto products’ incurred severity, excluding our TNC, BOP, and Protective Insurance products, increased 5%, compared to the same period last year. Since the loss patterns in the TNC, BOP, and Protective Insurance businesses are not indicative of our other commercial auto products, disclosing severity and frequency trends excluding those businesses is more representative of our overall experience for the majority of our commercial auto products.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our personal auto incurred frequency, on a calendar-year basis, over the prior-year periods, was as follows:

	Growth Over Prior Year
	Quarter	Year-to-date
Coverage Type	2023	2023
Bodily injury	0%	4%
Collision	(5)	(5)
Personal injury protection	2	5
Property damage	1	2
Total	(1)	0
On a trailing 12-month basis, our commercial auto products’ incurred frequency, excluding our TNC, BOP, and Protective Insurance products, increased 4% during the third quarter 2023, compared to the same period last year.
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

The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2023		2022		2023		2022
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$(133.0)		$(52.6)		$(339.6)		$(103.0)
Current accident year	3.6		25.1		(420.7)		(28.1)
Calendar-year actuarial adjustments	$(129.4)		$(27.5)		$(760.3)		$(131.1)
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustments	$(133.0)		$(52.6)		$(339.6)		$(103.0)
All other development	96.5		144.7		(807.4)		50.2
Total development	$(36.5)		$92.1		$(1,147.0)		$(52.8)
(Increase) decrease to calendar-year combined ratio	(0.2)	pts.	0.7	pts.	(2.7)	pts.	(0.1)	pts.
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
About 75% of the total unfavorable development for the first nine months of 2023 was in our personal auto products. About 60% of the personal auto unfavorable development was attributable to higher than anticipated severity in auto property and physical damage coverages, while the remaining unfavorable development was primarily due to increased loss costs in Florida injury and medical coverages and, to a lesser extent, higher than anticipated late reported injury claims. This was partially offset by lower loss adjustment expenses than anticipated.
While it is difficult to quantify the direct impact of recent insurance legislation in Florida, Florida contributed approximately half of the total prior accident year reserve development across all personal auto product lines for the nine months ended September 30, 2023. We continue to believe that the Florida tort reform will likely have a positive impact on the insurance industry in Florida over the long term. We will continue to monitor the ever-changing legislative and regulatory environment and will respond as necessary.
Coverages related to fixing vehicles have seen unprecedented increases in severity trends on previously closed claims, relative to comparable periods last year, and continued to be the major driver of prior year unfavorable development countrywide. The contributors to the increased trends came from a variety of sources, including longer vehicle repair times, longer rental times, and higher parts prices and labor rates. Fixing vehicle coverages are short-tailed, which explains why about 80% of the total year-to-date prior year development is from the 2022 accident year. Excluding Florida, accident years prior to 2022 have developed favorably.
Our current year actuarial adjustments are also primarily due to fixing vehicles. Since fixing vehicle coverages are short-tailed, most of the claims that are affected by emerging trends occurred in the later part of 2022. Accordingly, the steeper trends in fixing vehicle coverages increasingly affected claims that occurred in the current accident year. Florida litigation has been a relatively small part of current year actuarial adjustments since the increase in litigation largely affected claims that occurred before March 2023. During the third quarter 2023, we saw current year actuarial adjustment severity moderate, resulting in slightly favorable calendar-year development during the quarter. We continue to monitor loss trends across all states and coverages and will remain vigilant to adjust reserves to reflect those trends.

Our Commercial Lines business represented about 25% of the unfavorable development for the first nine months of 2023, mainly due to higher than anticipated severity and frequency of late reported injury claims, with about half of the unfavorable development attributable to our TNC business. The trend in loss costs has been steep, as costs for medical care, vehicle repair labor, and parts continue to climb. Although we have recently seen the inflationary environmental trends moderate, we believe the impact of these trends will continue to affect loss costs for the foreseeable future.
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date the reserves are initially established until losses are fully developed. Our ability to meet this objective is impacted by many factors. Changes in case law, particularly in case law related to personal injury protection, can make it difficult to estimate reserves timely and with minimal variation. See Note 6 – Loss and Loss Adjustment Expense Reserves, for a more detailed discussion of our prior accident years reserve development and Critical Accounting Policies in our 2022 Annual Report to Shareholders for discussion of the application of estimates and assumptions in the establishment of our loss reserves.

Underwriting Expenses
Underwriting expenses include policy acquisition costs and other underwriting expenses. The underwriting expense ratio is our underwriting expenses, net of certain fees and other revenues, expressed as a percentage of net premiums earned. For the third quarter 2023, our underwriting expense ratio was down 2.5 points, compared to the same period last year, and 1.1 points on a year-to-date basis, primarily reflecting growth in net premiums earned and decreases in our advertising spend. In total, our companywide advertising spend decreased 52%, compared to the third quarter 2022, and 19% on a year-to-date basis. The reduction in advertising spend in concert with premium growth reduced the contribution of advertising to our combined ratio by 2.5 points and 1.4 points for the three and nine months ended September 30, 2023, respectively, compared to the same periods last year. As we continue to focus on profitability, we plan to continue to manage our expenses and discretionary spend to further our goal of achieving our target profitability.
To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to policy acquisition, including advertising and agency commissions, from our underwriting expense ratio. During the third quarter 2023, our NAER was flat in our Personal Lines business, and increased 0.1 points and 0.6 points in our Commercial Lines and Property businesses, respectively, compared to the same period last year. On a year-to-date basis, our NAER increased 0.2 points, 0.8 points, and 0.9 points, in our Personal Lines, Commercial Lines, and Property businesses, respectively, compared to the same period last year.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2023	2022	% Growth	2023	2022	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$5,656.3	$4,744.9	19%	$16,604.4	$13,754.9	21%
Direct	6,997.3	5,584.1	25	19,762.5	15,765.5	25
Total Personal Lines	12,653.6	10,329.0	23	36,366.9	29,520.4	23
Commercial Lines	2,214.9	2,063.9	7	7,948.2	7,298.4	9
Property	725.2	624.5	16	2,104.9	1,800.2	17
Other indemnity[1]	0.1	0.4	(75)	0.4	1.9	(79)
Total underwriting operations	$15,593.8	$13,017.8	20%	$46,420.4	$38,620.9	20%
NET PREMIUMS EARNED
Personal Lines
Agency	$5,414.0	$4,441.9	22%	$15,481.4	$13,131.7	18%
Direct	6,361.8	5,077.4	25	18,259.9	14,776.9	24
Total Personal Lines	11,775.8	9,519.3	24	33,741.3	27,908.6	21
Commercial Lines	2,486.6	2,317.9	7	7,296.8	6,749.5	8
Property	631.8	561.0	13	1,852.8	1,689.6	10
Other indemnity[1]	0.1	0.7	(86)	0.9	2.0	(55)
Total underwriting operations	$14,894.3	$12,398.9	20%	$42,891.8	$36,349.7	18%
[1] Includes other underwriting business and run-off operations.
				September 30,
(thousands)				2023	2022	% Growth
POLICIES IN FORCE
Personal Lines
Agency auto				8,363.3	7,600.3	10%
Direct auto				11,154.3	9,823.8	14
Total auto				19,517.6	17,424.1	12
Special lines[1]				5,956.2	5,558.0	7
Personal Lines — total				25,473.8	22,982.1	11
Commercial Lines				1,110.3	1,039.8	7
Property				3,025.2	2,835.5	7
Companywide total				29,609.3	26,857.4	10%
[1] Includes insurance for motorcycles, RVs, watercraft, and similar items.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments. Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth.
As shown in the following tables, we measure retention by policy life expectancy. We review our customer retention for our personal auto products using both a trailing 3-month and a trailing 12-month period. We believe changes in policy life expectancy using a trailing 12-month period measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. Although using a trailing 3-month measure is sensitive to seasonality and can reflect more volatility, this measure is more responsive to current experience and generally can be an indicator of how our retention rates are moving.
D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2023	2022	2023	2022
Applications
New	(15)%	16%	25%	(8)%
Renewal	15	(2)	8	2
Written premium per policy - Auto	12	10	9	9
Policy life expectancy - Auto
Trailing 3 months	35	(30)
Trailing 12 months	19	(21)
In our Personal Lines business, while we experienced significant new application growth in the first half of 2023, in the third quarter new applications decreased as a result of targeted rate and non-rate actions, with the focus of achieving our calendar-year underwriting profitability goal. The decrease in new applications during the third quarter was driven by our personal auto products, with decreases across all of our consumer segments except Robinsons, who experienced a low double digit increase. On a year-to-date basis, all four consumer segments experienced positive new application growth. Our special lines products experienced strong new application growth in both periods.
Personal auto policies in force grew between 5% and 15% across all consumer segments as of the third quarter 2023, compared to the same period last year.
During the third quarter 2023, on a countrywide basis, we implemented personal auto rate increases in 25 states. On a year-to-date basis, we increased rates about 16%, in the aggregate, following rate increases of 11% during the first half of 2023 and 13% during 2022. We believe that our prior-year rate increases had a negative impact on our 2022 renewal business applications and policy life expectancy, and as competitors also raised rates, our retention started to lengthen as evidenced by the growth in our trailing 3- and 12-month policy life expectancy.
Our written premium per policy increased during the third quarter and first nine months of 2023, primarily due to the rate increases taken in 2022 and 2023, as previously discussed. Our focus on achieving our target underwriting profitability takes precedence over growth. We will continue to manage growth and profitability in accordance with our long-standing goal of growing as fast as we can, as long as we can provide high-quality customer service, at or below a companywide 96 combined ratio on a calendar-year basis. During the third quarter 2023, we continued to take additional measures to achieve our target profit margin that included slowing new business growth through verification activities, bill plan offerings, and through continued general operational expense discipline. In addition to potentially slowing growth, some of these actions could reduce our retention.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel. The channel discussions below are focused on personal auto insurance since this product accounted for 94% of the Personal Lines segment net premiums written during both the third quarter and first nine months of 2023.
The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2023	2022	2023	2022
Applications - Auto
New	(18)%	9%	31%	(14)%
Renewal	10	(6)	3	(3)
Written premium per policy - Auto	13	12	10	11
Policy life expectancy - Auto
Trailing 3 months	41	(33)
Trailing 12 months	20	(23)
The Agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. Consistent with our plan to slow new business growth, during the third quarter 2023, 14 states and the District of Columbia generated new Agency auto application growth, including only one of our top 10 largest Agency states. During the third quarter and first nine months of 2023, total Agency auto applications increased 5% and 8%, respectively, primarily due to growth in renewal applications for the quarter and new applications for the first nine months of 2023. During the third quarter 2023, year-over-year new application growth was strong for the Robinsons and moderate for the Wrights, while both Sams and Dianes saw a significant decrease. During the first nine months of 2023, each of our consumer segments experienced a significant increase in new applications year over year, except Sams who saw a low double digit increase. Policies in force grew by low double digit percentages in each consumer segment, except Dianes and Sams who saw single digit increases, compared to the same period last year.
During the third quarter 2023, on a year-over-year basis, we experienced decreases in Agency auto quote volume of 11% and rate of conversion (i.e., converting a quote to a sale) of 9%. For the first nine months of 2023, quotes and the rate of conversion increased 6% and 23%, respectively, compared to the same period last year. For the third quarter, each consumer segment, except Wrights, saw a decrease in quotes, while all consumer segments, except Robinsons, saw a decrease in conversion. For the year-to-date period, only Dianes and Wrights saw increases in quote volume, while all consumer segments saw an increase in conversion.
Written premium per policy for new and renewal Agency auto business increased 2% and 14%, respectively, compared to the third quarter 2022, and 9% and 11%, respectively, for the first nine months of 2023 on a year-over-year basis.
The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2023	2022	2023	2022
Applications - Auto
New	(22)%	26%	27%	(5)%
Renewal	20	(1)	11	3
Written premium per policy - Auto	12	9	8	8
Policy life expectancy - Auto
Trailing 3 months	29	(27)
Trailing 12 months	17	(18)
The Direct business includes business written directly by Progressive online, through our Progressive mobile app, and over the phone. During the third quarter 2023, 10 states and the District of Columbia generated new auto application growth, including only one of our top 10 largest Direct states, which is consistent with our plans to slow new business growth. During the third quarter and first nine months of 2023, total auto applications increased 11% and 15%, respectively, primarily due to growth in renewal applications for the quarter and both new and renewal applications for the first nine months of 2023. During the quarter, each of our consumer segments experienced a significant decrease in new applications year over year, except Robinsons who experienced a low single digit increase. On a year-to-date basis, each consumer segment experienced a significant increase in new applications from the prior year. Policies in force grew between 7% and 17% in each consumer segment, compared to the same period last year.
During the third quarter and first nine months of 2023, Direct auto quote volume decreased 31% and increased 8%, respectively, while conversion increased 12% and 17%, compared to the same periods last year. All consumer segments saw a decrease in quotes during the quarter, with all consumer segments, except Sams, experiencing increased quote volume during the first nine months of 2023. All consumer segments saw an increase in conversion for both the third quarter and first nine months of 2023. The decrease we experienced in our quote volume during the third quarter 2023 primarily reflected decreased advertising spend, compared to the third quarter 2022, along with the other actions taken to slow growth to focus on profitability.
Written premium per policy for new and renewal Direct auto business increased 2% and 13%, respectively, compared to the third quarter 2022, and 5% and 10%, respectively, for the first nine months of 2023 on a year-over-year basis, primarily driven by rate increases.
E. Commercial Lines
Our Commercial Lines business operates in five traditional business markets, which include business auto, for-hire transportation, contractor, for-hire specialty, and tow markets, primarily written through the agency channel. We also write TNC business, BOP insurance, and, through Protective Insurance, larger fleet and workers’ compensation insurance primarily for the transportation industry, along with trucking industry independent contractors, and affinity programs.
The following table and discussion focuses on our commercial auto product, excluding our TNC, BOP, and Protective Insurance products. Year-over-year changes in our commercial auto product were as follows:

	Growth Over Prior Year
	Quarter		Year-to-date
	2023	2022	2023	2022
Applications
New	3%	(6)%	4%	(1)%
Renewal	2	10	5	13
Written premium per policy	4	8	2	14
Policy life expectancy Trailing 12 months	(9)	(9)
The increases in net premiums written in our Commercial Lines business reflected growth in all of our business market targets (BMTs), except our for-hire transportation BMT, which continued to be impacted by a slowdown in the rate of economic activity and challenging freight market conditions. The most significant growth was in our business auto and contractor BMTs. We believe the increase in our contractor BMT was influenced by construction, employment, and spending trends.

During the third quarter and first nine months of 2023, commercial auto new application growth was positive in each of our business market targets, except for the for-hire transportation market, as previously discussed. During the third quarter and first nine months of 2023, quote volume increased 10% and 7%, respectively, while conversion decreased 6% and 3%, compared to the same periods last year.
During the third quarter 2023, we increased rates, in aggregate, about 4% in our commercial auto products and 12% on a year-to-date basis. Written premium per policy for new commercial auto business decreased 1% and 4% for the third quarter and first nine months of 2023, respectively, compared to the same periods last year. Shifts in the mix of business to lower premium products more than offset the rate increases we took in commercial auto on our new business. Written premium per policy on renewal business increased 7% for the third quarter and 5% for the first nine months of 2023, compared to the prior year periods, reflecting rate increases.
Our policy life expectancy decreased in all business market targets. We believe unfavorable trucking market conditions and the general weakening of the economy are driving increased shopping and causing motor carriers to exit the industry, having a negative effect on policy life expectancy.
F. Property
The following table shows our year-over-year changes for our Property business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2023	2022	2023	2022
Applications
New	9%	(9)%	11%	(7)%
Renewal	4	7	5	8
Written premium per policy	12	5	12	4
Policy life expectancy Trailing 12 months	14	(9)
Our Property business writes residential property insurance for homeowners, other property owners, and renters, and umbrella insurance in the agency and direct channels. During the third quarter and first nine months of 2023, the increase in new applications experienced in our Property business was primarily due to underwriting changes made in an effort to promote growth in less volatile weather states.
Improving profitability and reducing concentration exposure continued to be the top priority for our Property business during the first nine months of 2023. We have concentrated our growth in the Property business in markets that are less susceptible to catastrophes and have lower exposure to coastal and hail-prone states for all products excluding renters and umbrella. New applications in these growth-oriented states were up about 30% in the third quarter and about 45% in the first nine months of
2023, compared to the same periods last year. In regions where our appetite to write new business is limited, we are continuing to prioritize Progressive auto bundles, as well as lower risk properties, such as new construction or homes with newer roofs.
New applications were down about 10% for the third quarter and 25% in the first nine months of 2023 in these more volatile weather states, compared to the prior periods. In addition, to continue to rebalance our business, we began a non-renewal effort of up to 115,000 Property policies in Florida. Following the required filings and notices, the first of these non-renewals will go into effect in the second quarter of 2024 and will continue on a rolling 12-month basis. To try to ease this disruption to our customers and agents, we reached an agreement with another Florida insurer to offer replacement policies to these policyholders, subject to their underwriting and financial guidelines and agent appointments where applicable.
The increase in our written premium per policy, compared to the third quarter and first nine months of 2022, was primarily due to rate increases taken over the last 12 months and providing higher premium coverages to account for inflation. During the third quarter 2023, we increased rates, in aggregate, about 2% in our Property segment and 9% on a year-to-date basis. The written premium per policy increase was partially offset by a shift in the mix of business to a larger share of renters policies, which have lower written premium per policy, and less homeowners growth in volatile states that have higher average premiums. We intend to continue to make targeted rate increases in states where we believe it is necessary to achieve our profitability targets.
G. Income Taxes
At September 30, 2023, and December 31, 2022, we had net current income taxes payable of $246.1 million and $10.9 million, respectively, which were reported in accounts payable, accrued expenses, and other liabilities, compared to recoverable income taxes of $31.0 million at September 30, 2022, which were reported in other assets in our consolidated balance sheets. This balance may fluctuate between an asset and a liability from period to period due to normal timing differences.
A deferred tax asset or liability is a tax benefit or expense, respectively, that is expected to be realized in a future tax return. At September 30, 2023 and 2022, and December 31, 2022, we reported net federal deferred tax assets of $1.4 billion, $1.3 billion, and $1.1 billion, respectively.
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
Our effective tax rate for the three and nine months ended September 30, 2023, was 20.5% and 20.2%, respectively, compared to 12.9% and (1.6)% for the same periods last year. The lower effective tax rates for the three and nine months ended September 30, 2022, were due in part to the low amount of income (loss) before taxes during those periods, resulting in permanent tax differences having a greater impact on the effective rate. The low effective tax rate for the nine months ended September 30, 2022, was also due to the goodwill impairment charge (see Note 12 – Goodwill and Intangible Assets for further discussion).
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
The following table summarizes investment results for the periods ended September 30:

	Three Months		Nine Months
	2023	2022	2023	2022
Pretax recurring investment book yield (annualized)	3.3%	2.5%	3.1%	2.2%
FTE total return:
Fixed-income securities	(0.1)	(1.8)	1.6	(7.6)
Common stocks	(3.1)	(4.5)	13.3	(24.0)
Total portfolio	(0.2)	(1.9)	2.1	(9.0)

The increase in the book yield for both periods, compared to last year, primarily reflected investing new cash from operations and proceeds from maturing bonds at higher interest rates, and an increase in interest rates on our floating-rate securities. The change in the fixed-income FTE total return for both periods, compared to last year, primarily reflected interest rate movement. The increase in common stocks reflected general market conditions.
A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended September 30, follows:

	Three Months		Nine Months
	2023	2022	2023	2022
Fixed-income securities:
U.S. Treasury Notes	(0.6)%	(2.9)%	0.7%	(8.5)%
Municipal bonds	(0.4)	(2.9)	1.9	(9.4)
Corporate bonds	0.1	(1.5)	2.7	(8.0)
Residential mortgage-backed securities	2.0	0.6	6.3	(0.9)
Commercial mortgage-backed securities	0.6	(2.0)	2.4	(9.5)
Other asset-backed securities	1.6	(0.4)	4.6	(3.0)
Preferred stocks	0.8	0.6	(2.7)	(10.4)
Short-term investments	1.3	0.5	3.6	0.7

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Average Rating[1]
September 30, 2023
U.S. government obligations	$34,293.8	55.4%	3.4	AA+
State and local government obligations	2,054.3	3.3	3.1	AA+
Foreign government obligations	15.4	0.1	2.8	AAA
Corporate debt securities	10,254.2	16.6	2.8	BBB
Residential mortgage-backed securities	515.8	0.8	0.4	A
Commercial mortgage-backed securities	3,977.7	6.4	2.3	A+
Other asset-backed securities	5,313.6	8.6	1.1	AA+
Preferred stocks	1,036.0	1.7	2.5	BBB-
Short-term investments	1,795.2	2.9	<0.1	A+
Total fixed-income securities	59,256.0	95.8	2.9	AA-
Common equities	2,614.5	4.2	na	na
Total portfolio[2]	$61,870.5	100.0%	2.9	AA-
September 30, 2022
U.S. government obligations	$22,405.5	42.8%	3.5	AAA
State and local government obligations	1,925.5	3.7	3.7	AA+
Foreign government obligations	15.3	0.1	3.8	AAA
Corporate debt securities	9,228.4	17.6	2.9	BBB
Residential mortgage-backed securities	723.0	1.4	0.4	A
Commercial mortgage-backed securities	5,087.9	9.7	2.7	A+
Other asset-backed securities	4,605.9	8.8	1.1	AA+
Preferred stocks	1,436.0	2.7	2.9	BBB-
Short-term investments	4,237.6	8.1	<0.1	AA+
Total fixed-income securities	49,665.1	94.9	2.7	AA
Common equities	2,665.3	5.1	na	na
Total portfolio[2]	$52,330.4	100.0%	2.7	AA
December 31, 2022
U.S. government obligations	$25,167.4	47.0%	3.7	AAA
State and local government obligations	1,977.1	3.7	3.5	AA+
Foreign government obligations	15.5	0.1	3.5	AAA
Corporate debt securities	9,412.7	17.6	2.8	BBB
Residential mortgage-backed securities	666.8	1.2	0.4	A
Commercial mortgage-backed securities	4,663.5	8.7	2.7	A+
Other asset-backed securities	4,564.6	8.5	1.1	AA+
Preferred stocks	1,397.5	2.6	2.8	BBB-
Short-term investments	2,861.7	5.4	0.1	AAA-
Total fixed-income securities	50,726.8	94.8	2.9	AA
Common equities	2,821.5	5.2	na	na
Total portfolio[2]	$53,548.3	100.0%	2.9	AA
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
2 At September 30, 2023 and 2022, we had $167.3 million and $74.7 million, respectively, of net unsettled security purchase transactions included in other liabilities, compared to $34.4 million included in other assets at December 31, 2022.
The total fair value of the portfolio at September 30, 2023 and 2022, and December 31, 2022, included $4.1 billion, $4.2 billion, and $4.4 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

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
The following table shows the composition of our Group I and Group II securities:

	September 30, 2023		September 30, 2022		December 31, 2022
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$651.8	1.1%	$1,419.9	2.7%	$1,249.2	2.3%
Redeemable preferred stocks[1]	83.5	0.1	90.8	0.2	92.1	0.2
Nonredeemable preferred stocks	868.9	1.4	1,254.4	2.4	1,213.2	2.3
Common equities	2,614.5	4.2	2,665.3	5.1	2,821.5	5.2
Total Group I securities	4,218.7	6.8	5,430.4	10.4	5,376.0	10.0
Group II securities:
Other fixed maturities	55,856.6	90.3	42,662.4	81.5	45,310.6	84.6
Short-term investments	1,795.2	2.9	4,237.6	8.1	2,861.7	5.4
Total Group II securities	57,651.8	93.2	46,900.0	89.6	48,172.3	90.0
Total portfolio	$61,870.5	100.0%	$52,330.4	100.0%	$53,548.3	100.0%
1 We did not hold any non-investment-grade redeemable preferred stocks at September 30, 2023 and 2022, or December 31, 2022.
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

Unrealized Gains and Losses
As of September 30, 2023, our fixed-maturity portfolio had total after-tax net unrealized losses, which are recorded as part of accumulated other comprehensive income (loss) on our consolidated balance sheets, of $3.0 billion, compared to $3.1 billion and $2.8 billion at September 30, 2022 and December 31, 2022, respectively. The decrease in net unrealized losses from September 30, 2022, was primarily due to higher valuations on our corporate debt and other asset-backed portfolios as the market experienced smaller increases in interest rates and a more stable environment for credit spreads. The increase in our fixed-maturity net unrealized loss from December 31, 2022 through September 30, 2023, was primarily due to a lower valuation on our U.S. Treasury portfolio.
See Note 2 – Investments for a further break-out of our gross unrealized gains (losses).

Holding Period Gains and Losses
The following table provides the balance and activity for both the gross and net holding period gains (losses) for the nine months ended September 30, 2023:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2022
Hybrid fixed-maturity securities	$1.3	$(75.8)	$(74.5)
Equity securities[1]	2,026.6	(182.2)	1,844.4
Total holding period securities	2,027.9	(258.0)	1,769.9
Current year change in holding period securities
Hybrid fixed-maturity securities	(0.3)	18.7	18.4
Equity securities[1]	(62.0)	61.5	(0.5)
Total changes in holding period securities	(62.3)	80.2	17.9
Balance at September 30, 2023
Hybrid fixed-maturity securities	1.0	(57.1)	(56.1)
Equity securities[1]	1,964.6	(120.7)	1,843.9
Total holding period securities	$1,965.6	$(177.8)	$1,787.8
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

Interest Rate Risk Our duration of 2.9 years at both September 30, 2023 and December 31, 2022, and 2.7 years at September 30, 2022 fell within our acceptable range of 1.5 to 5 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution (excluding short-term securities)	September 30, 2023	September 30, 2022	December 31, 2022
1 year	20.7%	19.3%	17.5%
2 years	13.0	19.1	16.9
3 years	23.5	23.1	21.3
5 years	27.6	20.4	25.1
7 years	12.4	13.5	14.0
10 years	2.8	4.6	5.2
Total fixed-income portfolio	100.0%	100.0%	100.0%

Credit Risk This exposure is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs. At September 30, 2023, our credit quality rating was AA- and at both September 30, 2022 and December 31, 2022 it was AA. The credit quality distribution of the fixed-income portfolio was:

Average Rating[1]	September 30, 2023	September 30, 2022	December 31, 2022
AAA	10.8%	63.2%	65.5%
AA	64.5	6.7	6.4
A	7.4	7.1	7.6
BBB	15.8	19.1	17.2
Non-investment grade/non-rated
BB	1.2	3.1	2.5
B	0.2	0.5	0.5
CCC and lower	0	0.1	0.1
Non-rated	0.1	0.2	0.2
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The ratings in the table above are assigned by NRSROs.

Concentration Risk We did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our thresholds during the third quarter 2023.

Prepayment and Extension Risk We did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the third quarter 2023.

Liquidity Risk Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity. During the remainder of 2023 and all of 2024, we expect approximately $7.2 billion, or 31%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments. Cash from interest and dividend payments and our short-term portfolio provide additional sources of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at September 30, 2023:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$3,758.4	0.6
One to two years	5,445.7	1.5
Two to three years	3,573.7	2.4
Three to five years	14,909.6	4.0
Five to seven years	5,123.4	5.6
Seven to ten years	1,483.0	7.5
Total U.S. Treasury Notes	$34,293.8	3.4

ASSET-BACKED SECURITIES
Included in our fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Average Rating (at period end)[1]
September 30, 2023
Residential mortgage-backed securities	$515.8	$(12.8)	5.2%	0.4	A
Commercial mortgage-backed securities	3,977.7	(721.8)	40.6	2.3	A+
Other asset-backed securities	5,313.6	(210.0)	54.2	1.1	AA+
Total asset-backed securities	$9,807.1	$(944.6)	100.0%	1.6	AA-
September 30, 2022
Residential mortgage-backed securities	$723.0	$(16.1)	6.9%	0.4	A
Commercial mortgage-backed securities	5,087.9	(746.0)	48.9	2.7	A+
Other asset-backed securities	4,605.9	(268.9)	44.2	1.1	AA+
Total asset-backed securities	$10,416.8	$(1,031.0)	100.0%	1.8	AA-
December 31, 2022
Residential mortgage-backed securities	$666.8	$(17.2)	6.7%	0.4	A
Commercial mortgage-backed securities	4,663.5	(782.5)	47.1	2.7	A+
Other asset-backed securities	4,564.6	(259.6)	46.2	1.1	AA+
Total asset-backed securities	$9,894.9	$(1,059.3)	100.0%	1.8	AA-
1 The credit quality ratings in the table above are assigned by NRSROs.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at September 30, 2023, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at September 30, 2023)
($ in millions) Average Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$76.5	$0.3	$76.8	14.9%
AA	31.1	1.2	32.3	6.3
A	323.7	0	323.7	62.8
BBB	77.0	0	77.0	14.9
Non-investment grade/non-rated:
BB	0.3	0	0.3	0.1
CCC and lower	1.3	0	1.3	0.2
Non-rated	4.4	0	4.4	0.8
Total fair value	$514.3	$1.5	$515.8	100.0%
Increase (decrease) in value	(2.8)%	(6.1)%	(2.8)%
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
In the residential mortgage-backed sector, our portfolio consists of deals that are backed by high-credit quality borrowers or have strong structural protections through underlying loan collateralization. During the third quarter 2023, the portfolio decreased as a result of maturities on securities and we did not have any purchase or sales activity.
Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at September 30, 2023, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at September 30, 2023)
($ in millions) Average Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$186.5	$1,008.1	$1,194.6	30.0%
AA	0	941.8	941.8	23.7
A	0	806.1	806.1	20.3
BBB	0	744.5	744.5	18.7
Non-investment grade/non-rated:
BB	0	290.7	290.7	7.3
Total fair value	$186.5	$3,791.2	$3,977.7	100.0%
Increase (decrease) in value	(6.2)%	(15.8)%	(15.4)%
1The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our CMBS, 30% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.
The CMBS portfolio continued to experience heightened volatility in the third quarter 2023 due to ongoing challenges around the commercial real estate market and higher financing costs for commercial properties. In general, delinquencies have increased in the CMBS market as some loans that reached their maturity date continued to have difficulty refinancing. New issuance has remained slow in the single-asset single-borrower (SASB) market and liquidity has continued to be challenged. We continued to selectively reduce certain positions during the quarter that we believed would be sensitive to potential future economic weakness. As of the end of the third quarter 2023, we had no delinquencies in our CMBS portfolio.

With renewed focus on the commercial real estate sector, the following table shows the composition of our CMBS portfolio by maturity year and sector:

Commercial Mortgage-Backed Securities Sector Details (at September 30, 2023)
($ in millions) Maturity[1]	Office	Lab Office	Multi-family	Multi-family IO	Retail	Industrial	Self- Storage	Casino	Defeased	Total	Average Original LTV	Average Current DSCR
2023	$95.1	$0	$0	$10.5	$0	$0	$0	$0	$158.5	$264.1	53.7%	3.7
2024	123.0	24.4	22.2	40.5	36.0	179.4	0	0	0	425.5	60.6	2.0
2025	0	41.9	0	36.4	62.6	43.7	0	0	0	184.6	65.7	2.1
2026	417.7	81.9	288.5	32.8	0	90.2	60.2	109.5	0	1,080.8	62.9	1.8
2027	389.5	0	39.1	29.7	0	93.6	253.7	0	0	805.6	60.1	1.9
2028	236.4	0	0	22.4	0	0	0	0	0	258.8	51.9	3.3
2029	381.5	0	0	10.6	0	0	0	63.1	0	455.2	57.6	3.1
2030	67.0	55.4	0	3.6	0	0	0	86.0	0	212.0	55.5	3.1
2031	206.3	84.8	0	0	0	0	0	0	0	291.1	66.5	1.9
Total fair value	$1,916.5	$288.4	$349.8	$186.5	$98.6	$406.9	$313.9	$258.6	$158.5	$3,977.7
LTV= loan to value
DSCR= debt service coverage ratio
1The floating-rate securities were extended to their full maturity and fixed-rate securities are shown to their anticipated repayment date (if applicable) or otherwise, their maturity date.
We show the average loan to value (LTV) of each maturity year when the loans were originated. The LTV ratio that management uses, which is commonly expressed as a percentage, compares the size of the entire mortgage loan to the appraised value of the underlying property collateralizing the loan at issuance. A LTV ratio less than 100% indicates excess collateral value over the loan amount. LTV ratios greater than 100% indicate that the loan amount exceeds the collateral value. We believe this ratio provides a conservative view of our actual risk of loss, as this number displays the entire mortgage LTV, while our ownership is only a portion of the structure of the mortgage loan-backed security. For many of the mortgage loans in our portfolio, our exposure is in a more senior part of the structure, which means that the LTV on our actual exposure is even lower than the ratios presented in the table above.
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
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at September 30, 2023, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at September 30, 2023)
($ in millions) Average Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$1,677.1	$1,061.5	$36.5	$0	$797.2	$164.3	$3,736.6	70.3%
AA	25.7	420.3	9.1	0	64.1	0	519.2	9.8
A	8.9	0	0	0	149.0	138.0	295.9	5.6
BBB	6.8	0	0	688.7	0	35.0	730.5	13.7
Non-investment grade/non-rated:
BB	0	0	0	0	0	31.4	31.4	0.6
Total fair value	$1,718.5	$1,481.8	$45.6	$688.7	$1,010.3	$368.7	$5,313.6	100.0%
Increase (decrease) in value	(0.5)%	(4.4)%	(11.3)%	(10.7)%	(0.9)%	(8.9)%	(3.8)%

During the third quarter 2023, we selectively added to our automobile and equipment categories as we continued to view spreads, and potential returns, across this sector to be attractive. Our automobile and equipment additions were mainly through new issue purchases, primarily focusing on higher credit tranche securities in the capital structure.

MUNICIPAL SECURITIES
The following table details the credit quality rating of our municipal securities at September 30, 2023, without the benefit of credit or bond insurance:

Municipal Securities (at September 30, 2023)
(millions) Average Rating	General Obligations	Revenue Bonds	Total
AAA	$609.0	$324.3	$933.3
AA	437.1	638.4	1,075.5
A	0	45.0	45.0
BBB	0	0.3	0.3
Non-rated	0	0.2	0.2
Total	$1,046.1	$1,008.2	$2,054.3
Included in revenue bonds were $476.8 million of single-family housing revenue bonds issued by state housing finance agencies, of which $283.7 million were supported by individual mortgages held by the state housing finance agencies and $193.1 million were supported by mortgage-backed securities.

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
Credit spreads of tax-exempt bonds widened during the third quarter 2023, while credit spreads of taxable municipal bonds tightened. We added short, high-quality state general obligation, higher education, and housing bonds during the quarter. The size of our municipal portfolio decreased modestly during the quarter as purchases were less than the maturities in the portfolio.
CORPORATE DEBT SECURITIES
The following table details the credit quality rating of our corporate debt securities at September 30, 2023:

Corporate Securities (at September 30, 2023)
(millions) Average Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$78.0	$0	$0	$0	$78.0
AA	63.0	0	0	255.1	0	0	44.7	362.8
A	515.8	328.7	161.9	1,299.1	40.6	115.3	421.2	2,882.6
BBB	2,279.3	1,221.3	297.3	1,106.6	521.3	35.8	1,051.9	6,513.5
Non-investment grade/non-rated:
BB	158.6	33.6	59.1	0	10.6	0	7.9	269.8
B	124.2	0	0	0	0	23.3	0	147.5
Total fair value	$3,140.9	$1,583.6	$518.3	$2,738.8	$572.5	$174.4	$1,525.7	$10,254.2
The size of our corporate debt portfolio declined slightly in the third quarter 2023 as we continued to take a more conservative investment posture. We also continued to reduce our exposure to high-yield securities given a less certain macro environment and less attractive risk/reward profile of these securities. At September 30, 2023, our corporate debt securities made up approximately 17% of the fixed-income portfolio, compared to approximately 18% at June 30, 2023.
We also reduced the maturity profile of the corporate debt portfolio during the third quarter 2023. The duration of the corporate portfolio was 2.8 years at September 30, 2023, compared to 2.9 years at June 30, 2023, as we sold some of the longer duration securities with less attractive risk/reward profiles.

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
The table below shows the exposure break-down by sector and rating at September 30, 2023:

Preferred Stocks (at September 30, 2023)
	Financial Services
(millions) Average Rating	U.S. Banks	Foreign Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$563.8	$31.5	$71.2	$24.7	$136.5	$43.8	$871.5
Non-investment grade/non-rated:
BB	79.5	21.2	0	0	0	0	100.7
Non-rated	0	0	39.9	8.1	15.8	0	63.8
Total fair value	$643.3	$52.7	$111.1	$32.8	$152.3	$43.8	$1,036.0
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
We also face the risk that dividend payments on any of these securities could be deferred for one or more periods or skipped entirely. As of September 30, 2023, we expect all of these securities to pay their dividends in full and on time. During the third quarter, our preferred portfolio declined to $1.0 billion at September 30, 2023 from $1.1 billion at June 30, 2023. This decline was primarily due to preferred stocks that were called or sold because they had less attractive risk/reward profiles. Approximately 79% of our preferred stocks pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	September 30, 2023		September 30, 2022		December 31, 2022
Common stocks	$2,591.9	99.1%	$2,646.6	99.3%	$2,801.7	99.3%
Other risk investments[1]	22.6	0.9	18.7	0.7	19.8	0.7
Total common equities	$2,614.5	100.0%	$2,665.3	100.0%	$2,821.5	100.0%
1The other risk investments consist of limited partnership interests.
The majority of our common stock portfolio consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 765 out of 1,012, or 76%, of the common stocks comprising the index at September 30, 2023, which made up 95% of the total market capitalization of the index. At September 30, 2023 and 2022, and December 31, 2022, the year-to-date total return, based on GAAP income, was within our targeted tracking error, which is +/- 50 basis points.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.9 years at both September 30, 2023 and December 31, 2022, and 2.7 years at September 30, 2022. The weighted average beta of the equity portfolio was 1.03 at September 30, 2023, 1.01 at September 30, 2022, and 1.00 at December 31, 2022. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2023 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	208,955	$123.14	244,122	24,755,878
August	46,822	130.01	290,944	24,709,056
September	56,408	139.96	347,352	24,652,648
Total	312,185	$127.21
In May 2023, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the third quarter 2023, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under-leveraged capital.
Item 5. Other Information.
•During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
•President and CEO Susan Patricia Griffith’s quarterly letter to shareholders is included as Exhibit 99 to this Quarterly Report on Form 10-Q and in our online shareholders’ report located on our investor relations website at: investors.progressive.com/financials.
Item 6. Exhibits.
See exhibit index contained herein beginning on page 60, which is incorporated by reference from information with respect to this item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	October 31, 2023	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith