Form 10-K
period 2023-12-31
PROGRESSIVE CORP/OH/
filed 2024-02-26
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common shares held by non-affiliates of the registrant at June 30, 2023: $76,906,833,454
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2024: 585,677,464

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2024, and the Annual Report to Shareholders of The Progressive Corporation and subsidiaries for the year ended December 31, 2023, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

PART I
ITEM 1. BUSINESS
General Development of Business
The Progressive Corporation, an insurance holding company, has insurance and non-insurance subsidiaries and affiliates (references in this Item to subsidiaries includes affiliates as well). Our insurance subsidiaries write personal and commercial auto insurance, personal residential property insurance, business-related general liability and commercial property insurance predominantly for small businesses, workers’ compensation insurance primarily for the transportation industry, and other specialty property-casualty insurance and provide related services. Our non-insurance subsidiaries generally support our insurance and investment operations. We operate throughout the United States. Unless noted, references to “state(s)” throughout this report include the District of Columbia. The Progressive Corporation, together with its insurance and non-insurance subsidiaries and affiliates, comprise what we refer to as Progressive.
Progressive’s vision is to become consumers’, agents’, and business owners’ number one destination for insurance and other financial needs. Progressive’s four strategic pillars of people and culture, broad needs of our customers, leading brand, and competitive prices serve as the foundation of how we will achieve our vision.
Description of Business
Organization
The management team that oversees the business and corporate functions that support all areas of our organization consists of the following:

Chief Executive Officer (CEO)
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
Personal Lines
Our Personal Lines segment writes insurance for personal autos and recreational vehicles, which we refer to as our special lines products. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market, or customer group. As of December 31, 2023, we wrote our Personal Lines products in all states, however, our special lines products are not written in the District of Columbia. The Personal Lines business accounted for 79% of our total net premiums written in 2023, 77% in 2022, and 78% in 2021.
The Personal Lines segment consists of personal auto and special lines products.
•Personal auto insurance represented approximately 94% of our total Personal Lines net premiums written in 2023, 2022, and 2021. We ranked second in market share in the U.S. private passenger auto insurance market, based on 2022 premiums written, and we believe we continue to hold that position for 2023. There are approximately 250 competitors in this market. Progressive and the other leading 15 private passenger auto insurers, each of which writes over $2.5 billion of premiums annually, comprise 84% of this market. All industry data, including ranking and market share, based on premiums written, has been obtained directly from data reported by either SNL Financial or A.M. Best Company, Inc. (A.M. Best), or was estimated using A.M. Best data as the primary source.

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
•The Agency business includes business written by our network of more than 40,000 independent insurance agencies located throughout the United States, including brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with our mandated procedures. The agents and brokers do not have authority to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business also writes insurance through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total net premiums written through the Agency channel represented 46% of our Personal Lines volume in 2023, 47% in 2022, and 48% in 2021.
•The Direct business includes business written directly by us on the Internet, through the Progressive mobile app, and over the phone. The total net premiums written by the Direct business represented 54% of our Personal Lines volume in 2023, 53% in 2022, and 52% in 2021.
Our Personal Lines strategy is to be a competitively priced provider of a broad range of personal auto and special lines insurance products with distinctive service, distributed through whichever channel the customer prefers, and bundled with property insurance and other products when appropriate to match our customers’ needs. Volume potential is driven by our price competitiveness, the actions of our competitors, brand recognition, and quality service delivered through our dedicated employees who embody the Progressive culture, among other factors. See “Competitive Factors” below for further discussion.
We seek to refine our personal auto segmentation, underwriting models, and pricing over time, and we regularly elevate new product models. At any one time, we could have multiple product models in the marketplace, as new versions are rolled out on a state-by-state basis. Such new product models generally introduce new risk variables intended to improve its accuracy of matching rate to risk, increase our competitiveness, or make our products more attractive to specific market segments, among other enhancements.
We continue to provide customers in both the Agency and Direct channels the opportunity to improve their auto insurance rates based on their personal driving behavior through Snapshot®, our usage-based insurance (UBI) program. We offer Snapshot through our hardware-based and/or mobile-app versions in all states, other than California. We believe this mobile app improves the user experience. In addition to the personal benefits for our customers, the data collected via the mobile app affords us a unique perspective on vehicle operations, accidents, and mobile device usage. Our updated auto product models, discussed above, often also include Snapshot enhancements intended to improve its accuracy and competitiveness and broaden its applicability.
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
Our Destination Era strategy involves a number of initiatives, including:
•In our Agency channel, we offer customers the opportunity to bundle our auto, special lines, and Property offerings. To further drive bundling in the Agency channel, we offer the Platinum program to those select agents who have the appropriate customers for our bundled offering. This program combines our auto and Property insurance with the compensation, coordinated policy periods, single event deductible, and other features that meet the needs and desires that our agents have expressed. As of December 31, 2023, we had nearly 7,500 Platinum agents.
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

•In the Direct channel, we bundle Progressive personal auto with our Property products in almost all states, as well as with homeowners and renters products provided by unaffiliated insurance carriers nationwide. We offer these bundles by providing a single destination to which consumers may come for both their auto and property insurance needs. In many cases, we may offer discounts to incentivize or reward this bundling.
•Where available, our special lines products and umbrella insurance can be combined with any of the personal auto, home, or renters coverages that we offer, in either the Direct or Agency channel.
•HomeQuote Explorer® (HQX) is our multi-carrier, direct-to-consumers online property offering. Through HQX, consumers are able to quickly and easily quote and compare homeowners insurance online from Progressive and other carriers, with the HQX online buy button available in almost every state.
•As we increase our penetration of the more complex, multi-product customers who are critical to our Destination Era success, we are further expanding the roster of products provided by unaffiliated companies that we make available through online and telephonic referrals and for which we receive commissions, or other compensation, that are reported as service revenues. Our list of unaffiliated company products includes items such as pet health, life, and classic and specialty car insurance.
Commercial Lines
The Commercial Lines segment writes auto-related liability and physical damage insurance, business-related general liability and property insurance predominately for small businesses, and workers’ compensation insurance primarily for the transportation industry. We expanded our portfolio of offerings to larger fleet, workers’ compensation coverage for trucking, along with trucking industry independent contractors, and affinity programs in 2021, when we acquired Protective Insurance Corporation and subsidiaries (Protective Insurance). The Commercial Lines business accounted for 16% of our total net premiums written in 2023, 18% in 2022, and 17% in 2021.
Unless otherwise noted, the following auto discussion focuses on our commercial auto business and, therefore, excludes business owners’ policy (BOP) and workers’ compensation products, which are discussed below.
We offer our commercial auto products in all states. Our commercial auto customers insure approximately two vehicles per policy, excluding large fleet policies. During 2023, we wrote about 90% of our commercial auto business through the agency channel.
There are approximately 340 competitors in the total U.S. commercial auto market. We primarily compete with about 55 other large companies/groups, each with over $200 million of commercial auto premiums written annually. Progressive and these leading commercial auto insurers comprise 85% of this market. Progressive ranked number one in the U.S. commercial auto insurance market based on 2022 premiums written. We have been the number one commercial auto insurer since 2015, and we believe that we continued to hold that position for 2023.
The Commercial Lines business operates in the following commercial auto business market targets (BMT):
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
Similar to Snapshot in the personal auto business, the Commercial Lines business offers its commercial auto customers UBI options. Smart Haul® is the UBI program that uses driving data from a motor carrier’s existing electronic logging device. Smart Haul offers owner operators and small fleets the ability to receive discounts on their insurance by sharing their electronic logging device generated data with us. Snapshot ProView® is the UBI program for commercial auto customers without their own electronic logging device. Snapshot ProView allows customers to earn upfront discounts and provides value-added services, like fleet management and personalized tips to encourage safe driving. Both programs are available in almost all states.

In addition to the BMTs listed above, as of December 31, 2023, we provided commercial auto coverage in the transportation network company (TNC) business to Uber Technologies subsidiaries in 16 states and to Lyft’s rideshare operations in 4 states. TNC represented about 13% of our Commercial Lines net premiums written in 2023, 10% in 2022, and 6% in 2021. Premiums written in our TNC business are determined in part by estimating the number of miles to be driven over the life of the policy term, on a policy-by-policy basis. These premium estimates are adjusted monthly based both on actual miles driven and an estimate of miles to be driven during the remaining policy term. During 2023, our TNC business experienced a strong increase in rideshare miles traveled compared to 2022.
Our Commercial Lines business also offers business-related general liability and property insurance through our BOP insurance. These products are geared specifically to small businesses and at year-end 2023 were available to agents in 44 states, excluding the District of Columbia, with plans to expand to additional states during 2024.
We also offer workers’ compensation insurance tailored for the transportation industry. Our offering includes loss prevention services that promote safe operations and dedicated claims-handling specialists. This product is available through a limited network of licensed brokers and includes options ranging from guaranteed premium cost plans to loss dependent plans, to meet the varying needs of small to large trucking fleets.
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
Property
Our Property segment writes residential property and renters insurance in virtually all states, primarily in the independent agency channel and through select agents under our Platinum program discussed above. We also act as a participant in the “Write Your Own” program for the National Flood Insurance Program (NFIP) under which we write flood insurance in virtually all states; 100% of this business is reinsured with the NFIP.
Our Property business accounted for 5% of our total net premiums written in 2023, 2022, and 2021. We tend to see more business written during the second and third quarters of the year based on the cyclical nature of property sales. Losses also tend to be higher during the warmer weather months when storms are more prevalent. As a property insurer, we have exposure to losses from catastrophes, including hurricanes, and other severe weather events. See Item 1A, Risk Factors – II. Insurance Risks below for more information. To help mitigate these risks, we enter into reinsurance arrangements. See the “Reinsurance” section below for further discussion of our reinsurance programs.
We specialize in residential property insurance for homeowners, other property owners, and renters, as well as insurance for manufactured homes, personal umbrella insurance, and primary and excess flood insurance. We were the tenth largest homeowners carrier in the U.S., based on 2022 premiums written, and we estimate that we retained this ranking for 2023. There are approximately 365 competitors in the homeowners insurance market nationwide and we compete with many of these companies. Progressive and the other leading 27 large companies/groups, each with over $800 million of premiums written annually, comprise about 80% of the market.
As discussed above, our Property business is an important component of our Destination Era strategy.
Reinsurance
Our reinsurance activity includes both transactions which are regulated and those that are non-regulated. The regulated programs include several mandatory state pools, such as the Michigan Catastrophic Claims Association, Florida Hurricane Catastrophe Fund (FHCF), and North Carolina Reinsurance Facility, as well as the NFIP and other reinsurance facilities required by specific states for various lines of business. In addition, we participated in the Florida Reinsurance to Assist Policyholders Program (RAP) for 2023. All of these programs are governed by the individual state’s insurance regulations.
Our non-regulated transactions represent voluntary external reinsurance arrangements related to portions of our Property and Commercial Lines businesses; we do not reinsure our Personal Lines business outside of the regulated programs discussed above.
Property Programs
The reinsurance program in our Property business is designed to reduce overall risk while, to the extent of coverage purchased, protecting capital from the costs associated with catastrophic events. The Property program includes contracts that cover multi-year periods. We also maintain an excess of loss reinsurance treaty covering our personal umbrella business.
The occurrence excess of loss program supports the goal of maintaining adequate capital and is comprised of privately placed reinsurance, reinsurance placed through catastrophe bond transactions, and coverage obtained through the FHCF and RAP.

Under the 2023 occurrence excess of loss reinsurance, we are responsible for the first $200 million of losses and allocated loss adjustment expenses (ALAE) for the first event. We may be responsible for additional losses if we experience more than two such events or if claims incurred exceed the maximum coverage limits of the reinsurance that is then in place. The coverage limits, net of retention, in place at December 31, 2023, were as follows:
•$2.4 billion for a first event in Florida; and
•$2.0 billion for a first event outside of Florida.
Coverage for a second event (and, potentially, for subsequent covered events) would depend on several factors, including the location and the extent of covered losses of the earlier events in the contract period. Portions of our program include reinstatement limits providing coverage for subsequent events. Some portions of our occurrence program have an obligatory reinstatement of coverage. Reinstatement premiums would have no effect on our results of operations since, per our contracts, we have separate reinsurance to cover these situations. During 2023, no losses were ceded under the occurrence excess of loss program related to storms occurring in 2023. In February 2024, a catastrophe bond matured, overall reducing our maximum coverage limits by $200 million, irrespective of the location of the first event.
In addition, from June 1, 2023, through December 31, 2023, we had shared limit coverage in our reinsurance program that provided $125 million of coverage for named storms (hurricanes and tropical storms as designated by the U.S. National Weather Service). This reinsurance arrangement can, depending on the circumstances, provide additional coverage for a significant covered event, or provide coverage for aggregate losses under our occurrence excess of loss retention. During 2023, we ceded no losses under this “hurricane season” coverage. We have renewed this coverage from June 1, 2024, through December 31, 2024 (i.e., the 2024 hurricane season) for $175 million of coverage.
During 2023, our Property business also had an aggregate excess of loss program structure, with the first retention layer threshold ranging from $500 million to $575 million, excluding named tropical storms and hurricanes, and the second retention layer threshold of $600 million, including named tropical storms. The first and second layers provide coverage up to $100 million and $85 million, respectively. During 2023, we exceeded the first layer annual retention threshold by $17.9 million, under this program.
Each layer in the 2023 aggregate excess of loss program was subject to a per occurrence deductible ranging from $2 million to $5 million before each loss could be considered for aggregate retention, and each event was subject to a coverage limit ranging from $95 million to $98 million. In addition, any one portion of the aggregate program does not have to be exhausted before the other portions can be applied.
In January 2024, the Property business entered into a new aggregate excess of loss program for claims occurring in 2024, with the multiple layers providing for a total coverage amount of $185 million for catastrophe event losses and ALAE. The layers provide coverage, as follows:

Coverage Terms (millions)	First Layer	Second Layer
Retention	$450.0 to $475.0	$525.0
Total coverage, net of retention	$85.0	$100.0
Per occurrence deductible before each loss could be considered for aggregation, dependent on the peril covered	$5.0 or $7.5	$20.0 or $25.0
Per event coverage limit, net of the per occurrence deductible, dependent on the peril covered	$42.5 or $45.0	$175.0 or $180.0
The first layer of coverage does not provide coverage for named tropical storms or hurricanes, as designated by the U.S. National Weather Service. The second layer includes coverage for named tropical storms or hurricanes as designated by the U.S. National Weather Service, and also includes a secondary coverage part with a retention threshold of $425 million that shares the same $100 million limit mentioned above. The secondary coverage portion only provides coverage for named tropical storms or hurricanes, as designated by the U.S. National Weather Service. Any one portion of the aggregate program does not have to be exhausted before the other portions can be applied.
Commercial Lines Programs
The reinsurance program in our Commercial Lines business is designed to help manage certain exposures in our commercial auto, TNC, BOP, and workers’ compensation products. Our Commercial Lines business uses quota-share reinsurance agreements for TNC, and certain workers’ compensation and BOP product coverages. Under each agreement, we cede a portion of premiums, losses, and, in most cases, loss adjustment expenses (LAE).
As part of the Commercial Lines program, we also have excess of loss reinsurance agreements for higher-limit commercial auto liability, and certain BOP and workers’ compensation product coverages, which reinsure a portion of loss above a retention threshold. The retention threshold for the BOP excess of loss agreement is $2 million, while the retention threshold for the uninsured and underinsured motorist (UM/UIM) commercial auto liability excess of loss agreement is $5 million, for each casualty occurrence or each property loss. For the large fleet commercial auto business, we retain the first $2 million, per occurrence, and have a coverage limit, net of retention, of up to $3 million. In addition, for the workers’ compensation product, we have catastrophe workers’ compensation coverage up to $74 million per occurrence pursuant to a $20 million maximum one-life sublimit. In general, we retain approximately $1.3 million per occurrence on workers’ compensation through the use of excess of loss and quota-share reinsurance.
For our TNC product, the amounts ceded vary by state. A portion of the quota-share reinsurance contract is written through reinsurers that are owned by the TNC company. Reinsurance recoverables under this arrangement are required by our contracts to be collateralized (i.e., secured by assets held by an independent third party or a letter of credit issued by a commercial bank) at a target of over 100% of the recoverable balance. During 2023, the remaining portion of reinsurance for the TNC product was written by a third-party reinsurer.
Program Evaluation
We evaluate our reinsurance programs during our renewal discussions, if not more frequently, to ensure they continue to effectively address the company’s risk tolerance. We will continue to balance our ability to assume more risk with the availability and costs of various types of reinsurance contracts. See Item 1A, Risk Factors – II. Insurance Risks and – VI. Credit and Other Financial Risks below and Note 7 – Reinsurance in our 2023 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K (the Annual Report) for more information.
Claims
Our employees handle nearly all of our Personal and Commercial Lines claims from either physical claims offices throughout the United States or through a virtual environment, and are supported by centralized functions at our corporate offices and a nationwide network of nearly 3,600 third-party repair shops. During 2023, we used independent claim adjusters opportunistically in our vehicle businesses to help support our claim employees manage claims inventory and to timely respond to our customers impacted by certain catastrophe events. While not intended to be a significant part of our claims handling model for these businesses, we may use independent adjusters from time to time.
For our Property business, we manage claims through a network of independent claim field adjusters and employee claim representatives that manage the overall claims process. As of December 31, 2023, we had about 1,100 claim employees to handle our Property claims; we currently plan to continue to increase our internal claims staff in 2024.
Competitive Factors
The insurance markets in which we operate are highly competitive. Property-casualty insurers generally compete on the basis of price, agent commission rates, consumer brand recognition and confidence, coverages offered and other product features, claims handling, financial stability, customer service, and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies in both the agency and direct channels, and by smaller regional insurers. In the agency channel, some of our competitors have broad distribution networks of employed or captive agents. With widely available comparative rating services, consumers can easily compare prices among competitors. Many competitors invest heavily in advertising and marketing efforts and/or expanding their online or mobile service offerings. Over the past two decades, these changes have further intensified the competitive nature of the property-casualty insurance markets in which we operate.
We rely heavily on technology to operate our business and on extensive data gathering and analysis to segment markets and price accurately according to risk. We have remained competitive by refining our risk measurement and price segmentation skills, closely managing expenses, and achieving operating efficiencies. High-quality customer service, fair and accurate claims adjusting, and strong brand recognition are also important factors in our competitive strategy. Competition in our insurance markets is also affected by the pace of technological developments. An insurer’s ability to adapt to change, innovate, develop, and implement new applications and other technologies can affect its competitive position. In addition, our competitive position could be adversely impacted if we, or one of our third-party vendors, experience a cybersecurity attack or incident or we are unable to maintain uninterrupted access to our systems, business functions, and the systems of certain third-party providers. See Item 1A, Risk Factors and Item 1C, Cybersecurity below for more information.
In addition, there has been a proliferation of patents related to new ways in which technologies can affect competitive positions in the insurance industry. Several of our competitors have many more patents than we do. Some of the patents we currently hold include a usage-based insurance patent (expiring in 2024 or after), two patents on the Name Your Price® functionality on our website (expiring in 2028 or after), three multi-product quoting patents (expiring in 2032 or after), three patents for our implementation of a mobile insurance platform and architecture (expiring in 2032 or after), a patent on our system of providing customized insurance quotes based on a user’s price and/or coverage preferences (expiring in 2033 or after), two patents for our loyalty call routing system (expiring in 2033 or after), a patent for a multivariate predictive system that processes usage-based data (expiring in 2035 or after), four patents for the implementation of chatbots in online quoting and servicing (expiring in 2038 or after), two patents for our Commercial Lines business classification system (expiring in 2039 or after), three patents for our automated document classification system (expiring 2040 or after), and one patent for embedded quoting (expiring in 2043 or after).
We have a substantial amount of “know-how” developed from years of experience with usage-based insurance, and from analyzing the data from billions of driving miles derived from our usage-based devices and our mobile app. We believe this intellectual property provides us with a competitive advantage in the usage-based insurance market.
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
Insurance Regulation
Our insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of our insurance subsidiaries is licensed and subject to regulation in each of the 50 states, the District of Columbia, Puerto Rico, Bermuda, and Canada. We also have subsidiaries that write excess and surplus lines, which are regulated in a different fashion that generally offers additional product flexibility. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its jurisdiction of domicile. Our domestic insurance subsidiaries are domiciled in the states of Florida, Illinois, Indiana, Louisiana, Michigan, New Jersey, New York, Ohio, Texas, and Wisconsin. In addition, California and Florida treat certain of our subsidiaries as domestic insurers for certain purposes under their “commercial domicile” laws.
Insurance laws impose numerous requirements, conditions, and limitations on the operations of insurance companies. Insurance departments have broad regulatory powers relating to those operations. Regulated areas include, among others:
•licensing of insurers and agents,
•capital and surplus requirements,
•restrictions on marketing,
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
Insurance departments establish and monitor compliance with capital and surplus requirements. Although the ratio of written premiums to surplus that the regulators will allow is a function of a number of factors (including applicable laws, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write historically have been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1 for property and casualty insurance, which is generally the target for our vehicle businesses; our Property business maintains a lower premiums-to-surplus ratio. Thus, the amount of an insurer’s statutory surplus, in certain cases, may limit its ability to grow its business. At year-end 2023, we had net premiums written of $61.6 billion and statutory surplus of $22.2 billion. The combined premiums-to-surplus ratio for all of our insurance companies was 2.8 to 1. In addition, as of

December 31, 2023, we had access to $4.2 billion of securities held in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth or for other purposes.
The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to identify and take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is determined by a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. At December 31, 2023, our RBC ratios were in excess of minimum requirements.
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
See Item 1A, Risk Factors below for more information.

Investments
Our investment portfolio, which had a fair value of $66.0 billion at December 31, 2023, compared to $53.5 billion at December 31, 2022, consists of fixed-maturity securities, short-term investments, and equity securities (nonredeemable preferred stocks and common equity securities). Our fixed-maturity securities, short-term investments, and nonredeemable preferred stocks are collectively referred to as fixed-income securities. Our principal investment goals are to manage our portfolio on a total return basis to support all of the insurance premiums that we can profitably write and contribute to our comprehensive income. In our actively managed fixed-income securities portfolio, we believe that, in addition to many traditional considerations of fixed-income investing, there is less risk in securities that score higher across various environmental, social, and governance factors. Therefore, we consider these assessments when evaluating these investment decisions. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities.
Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. For securities related to our investment portfolios, total investment income includes interest, dividends, accretion, amortization, net realized gains (losses) on securities sold, and net holding period gains (losses) on securities (composed primarily of valuation changes on equity securities). Total investment income, before expenses and taxes, was $2.3 billion in 2023, compared to an investment loss of $0.7 billion in 2022, and investment income of $2.4 billion in 2021. On a pretax total return basis (i.e., total investment income plus changes in net unrealized gains (losses) on our fixed-maturity securities), our investment portfolio generated investment income of $3.8 billion in 2023, compared to an investment loss of $4.3 billion in 2022 and investment income of $1.2 billion in 2021. Outside of our investment portfolio, but reported in impairment losses in the consolidated statements of comprehensive income, were $9.0 million, $8.6 million, and $5.0 million of other-than-temporary impairment losses resulting from tax credit investments during 2023, 2022, and 2021, respectively. For more detailed discussion of our investment portfolio, see Note 2 – Investments, Note 3 – Fair Value, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.
Service Businesses
Our service businesses, which represented less than 1% of our total revenues at December 31, 2023, 2022, and 2021, and did not have a material effect on our overall operations, primarily include our commission- or fee-based businesses, where we often act as an agent for other insurance companies. We offer home, condominium, and renters insurance, among other products, written by unaffiliated insurance companies in almost all states in the direct channel. We also offer our customers the ability to package their commercial auto coverage with other commercial coverages that are written by unaffiliated insurance companies. We receive commissions for the policies written under this program and allocate marketing and other administration costs associated with maintaining these programs.
Prior to the expiration of our Commercial Automobile Insurance Procedures/Plans (CAIP) service contract in August 2022, we acted as a servicing carrier, on a nationwide basis, for the CAIP plans, which are state-supervised plans servicing the involuntary market in nearly all states. The expiration of our participation as a CAIP service provider did not materially affect our financial condition, results of operations, or cash flows.
Liability for Property-Casualty Losses and Loss Adjustment Expenses
The consolidated financial statements include the estimated liability for unpaid losses and LAE, which include ALAE (e.g., defense and cost containment expenses) and unallocated LAE (e.g., adjusting and other expenses), of our insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves, or IBNR) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors.
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
See Note 6 – Loss and Loss Adjustment Expense Reserves in our Annual Report for a detailed discussion of our loss reserving practices and a reconciliation of our loss and LAE reserve activity, along with incurred and paid claims development by accident year for our segments, based on definitions pursuant to statutory accounting principles.

Human Capital
We believe that our people and our culture remain our most significant competitive advantage, and that having the right people working together in the right way is critical to driving our results, building our enduring business, and creating long-term shareholder value. Our culture is deeply rooted in our Core Values (Integrity, Golden Rule, Excellence, Objectives, and Profit) and is the foundation for our human capital management strategies to attract, retain, engage, and motivate highly qualified employees.
Our People
We believe that our culture and continued success has enabled us to create a workplace comprised of highly talented people across diverse markets and with a broad range of backgrounds and experiences.
Attract and Hire
We employ extensive recruiting practices with the goal of developing qualified and deep candidate pools and attracting candidates from both established and new sources. We believe that our recruitment efforts generally have enabled us to present diverse and high-potential pools of job candidates to our hiring managers. In turn, we train our hiring managers about identifying and avoiding unconscious biases they may have during the interview and selection process and the importance of employing individuals with different kinds of experiences and backgrounds. We believe these strategies collectively enhance our applicant pools and contribute to our continued success.
Engage and Retain
We understand that engaged employees are more productive, provide better service to our customers, and are more likely to stay with Progressive. Each year, we survey our people to measure their engagement. Our 2023 engagement and culture survey results placed us in the top 5% of all companies using the survey, which is designed by a nationally-known third party and administered in like form to over 1,000 employers in the United States. We use the results, along with other information, to evaluate our human capital strategies and the health of our culture.
Employee retention is an important part of our strategy. Our annualized employee retention rate for 2023 was 86%, up three points from the prior year, and, as of December 31, 2023, more than 16,000 employees had over 10 years of tenure at the company. Promoting from within is also a key part of our strategy. Many of our leaders, including nearly all of the executive team members, joined Progressive in a more junior position and advanced to significant leadership positions within the organization. In 2023, we filled over 70% of our open positions above entry level by promoting from within, including just over 2,200 managerial positions.
Demographic Data
We publish employee and manager demographic information on our diversity and inclusion website and update this data on an annual basis. We also disclose our consolidated EEO-1 data online.
•As of December 31, 2023, we had about 61,400 employees of whom 60% were women and 41% were people of color, while women comprised 51% and people of color comprised 39% of the U.S. workforce (based on data obtained from the U.S. Census Bureau’s Current Population Survey, November 2023).
•During 2023, we hired more than 14,600 new employees of whom 67% were women and 56% were people of color, representing about 1.7% of the total applicants for a job at Progressive.
•During 2023, of our employees promoted into management positions, 55% were women and 32% were people of color. As of December 31, 2023, women represented 49% of all managers and people of color were 26% of all managers.
•As of December 31, 2023, we had about 1,100 senior leaders of whom 40% were women and 18% were people of color.
Supporting our People and Culture
We strive to support our employees by providing challenging work experiences, career opportunities, and a culture of learning. We are focused on coaching and development, which we believe promotes greater engagement in our business and improved individual performance.
Training and Development
We actively foster a learning culture and offer several leadership development programs, including our Multicultural Leadership Development Program. Two of our career development boot camps (IT Programmer and Analyst) are intended to accelerate career opportunities. Moreover, our professional development program, “Career Central,” encourages employees to take control of their career through team-building exercises, coaching techniques, and communication strategies. Available to new and tenured employees, our learning solutions are tailored to both individual contributors and leaders and cover a broad swath of skills and competencies. We also leverage our extensive contemporary art collection to offer training sessions to spark conversations about our culture, innovation, ethical obligations, and respecting our differences, among other things.
Ethics
Our Core Values are the foundation for our Code of Business Conduct and Ethics, which provides clear expectations for all our people and confirms our commitment to high ethical standards and compliance with legal requirements. We provide ethics training, as well as regular communications, video series, and outside speakers presenting themes such as Celebrate Disagreement, Core Conversations, and Courage at our Core, to emphasize our commitment to our ethical and legal responsibilities. Additionally, we have an “open door” policy that empowers every employee to reach out to any manager or any human resource representative when they have a question or concern or they want to share an idea. We also provide a confidential Alertline that is available for employees and others who want to raise a concern anonymously. We encourage our people to speak up, and when they do, we give timely attention to their concerns, take remedial action where appropriate, and do not discriminate or retaliate against them for reporting any concern to us in good faith.
Diversity, Equity, and Inclusion (DEI)
We believe that in order to be consumers’, agents’, and business owners’ number one destination for insurance and other financial needs, we need to anticipate and understand the needs of our customers. Therefore, we seek to be diverse in our employee demographics, experiences, and perspectives. Our commitment to diversity starts at the top with our highly skilled and diverse Board of Directors. We are one of the few public companies with a female CEO, as well as a female independent Board Chairperson. Our DEI efforts are overseen by our Compensation Committee on behalf of the entire Board of Directors, and those efforts are implemented at all levels of the organization.
For Progressive, DEI is not just a program, initiative, or singular goal. We take a holistic approach to DEI guided by four primary objectives, which have been in place for several years: (1) to maintain a fair and inclusive work environment; (2) to reflect the customers we serve; (3) for our leaders to reflect the people they lead; and (4) to contribute to our communities. A few years ago, for instance, we introduced an ambitious aspiration to double the representation of people of color in senior leadership from 10% to 20% by the end of 2025. We set this aspiration to challenge ourselves to reach far and wide to attract diverse, highly qualified applicant pools when recruiting opportunities arose, to invest broadly in developing our internal talent, and to help measure the success of these efforts. During 2023, representation of people of color in senior leadership increased from 17% to 18%.
We're committed to creating an environment where all our people feel welcomed, valued, and respected, and we integrate DEI into our workplace. We support DEI awareness among our employees through formal training sessions and workshops focused on building our overall awareness and individual competencies to address difficult topics such as racial inequality, micro-inequities, and unconscious biases. This includes hosting regular Inclusion Quarterly events, which feature a series of speakers, discussion groups, and storytelling focused on themes of diversity, equity, and inclusion. We also have a companywide Courageous Conversations and DEI speakers bureau, where presenters and facilitators lead work teams in discussions around biases, stereotypes, and the development of inclusive behaviors. Additionally, we have DEI leadership job objectives for our executive team and managers aimed at fostering a diverse and inclusive workplace.
Moreover, we support efforts to contribute to our communities, through our Keys to Progress® programs (which include providing vehicles to veterans and furnishing homes for individuals emerging from homelessness), our various education and engagement efforts, and our financial contributions to various community organizations. For over 20 years, we have also contributed to The Progressive Insurance Foundation, which provided matching funds to eligible 501(c)(3) charitable organizations to which employees contributed. To more broadly represent our employees and their communities, in 2020, The Progressive Insurance Foundation began funding national charitable organizations identified by our Employee Resource Groups. Beginning mid-2022, in lieu of matching funds, each employee can recommend an eligible charity to receive a fixed amount of the Foundation’s charitable giving without requiring the employee make an out-of-pocket donation.
We know we still have much more work to do, but we are committed to these efforts. To learn more, please visit our DEI website at: progressive.com/about/diversity-and-inclusion. The information on that website is not incorporated by reference in, and does not form part of, this Form 10-K or any other SEC filing.
Employee Resource Groups
Over a decade ago, our first Employee Resource Groups (ERG) were created to help build communities for our employees with common backgrounds, life experiences, interests or professional goals. We have nine employee resource groups (Progressive African American Network, Asian American Network, Disabilities Awareness Network, Progressive Latin American Networking Association, LGBTQ+ Network, Military Network, Network for Empowering Women, Parent Connection, and Young Professionals Network) that support creation of a space for networking, understanding differences, and sharing experiences. In the time since their inception, our ERGs have grown in both influence and size with 44% of Progressive people belonging to at least one ERG as of December 31, 2023.

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
Our employee benefits are intended to be competitive and to support the needs of our people and their families. We invest in physical, emotional, and financial health of Progressive people by providing a broad range of benefits, including: medical, prescription drug, dental, and vision benefits; a 401(k) plan with up to a 6% company match; life insurance; long- and short-term disability insurance; and paid parental leave following birth, adoption, or placement of a foster child. Our health and wellness offerings include on-site fitness centers, medical clinics, and health seminars. Many of these on-site offerings transitioned to online offerings, such as fitness classes and health discussions, to meet the needs of our employees who are working remotely. We continue to offer a variety of health and wellness programs accessible to employees working from the office or remotely. We also offer an Employee Assistance Program that provides 24-hour support, flexible work arrangements, and provide paid time off to help our people balance their work and personal lives.
Available Information
Our website is located at progressive.com. Except as expressly noted herein, the information on this website is not incorporated by reference in, and does not form part of, this Form 10-K. As soon as reasonably practicable, we make all documents that we file with, or furnish to, the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, available free of charge via our website at progressive.com/investors. These reports are also available on the SEC’s website: http://www.sec.gov. Information on our website does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Progressive filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate such information by reference in such a filing.

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
We cannot predict whether the risks and uncertainties discussed in this section, or other risks not presently known to us or that we currently believe to be immaterial, may develop into actual events and impact our business. If any one or more of them does so, the events could materially adversely affect our financial condition, cash flows, or results of operations, and the market prices of our equity or debt securities could decline.
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

•our ability to timely recognize changes in trends and to predict both the severity and frequency of future losses with reasonable accuracy
•our ability to predict changes in operating expenses with reasonable accuracy
•our ability to reflect changes in reinsurance costs in a timely manner
•the development, selection, and application of appropriate rating formulae or other pricing methodologies
•our ability to innovate with new pricing strategies and the success of those strategies
•our ability to implement rate changes and obtain any required regulatory approvals on a timely basis
•our ability to predict policyholder retention accurately
•unanticipated court decisions, legislation, or regulatory actions
•the frequency, severity, duration, and geographic location and scope of severe weather, and other catastrophe events, which may be becoming more severe and less predictable as a result of climate change
•our ability to understand the impact of ongoing changes in our claim settlement practices
•changing vehicle usage and driving patterns, which may be influenced by epidemics, pandemics, other widespread health risks, or changes in oil and gas prices, among other factors, changes in residential occupancy patterns, and the sharing economy
•advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or partially autonomous vehicles
•unexpected changes in the medical sector of the economy, including medical costs and systemic changes resulting from national or state health care laws or regulations
•unforeseen disruptive technologies and events
•the ability to understand the risk profile of significant customers, such as transportation network companies
•unanticipated changes in auto repair costs, auto parts prices, used car prices, or construction requirements or labor and materials costs, or the imposition and impacts of tariffs
We are seeing new insurance regulations, various legislative and regulatory challenges, political initiatives, and other societal pressures that seek to limit or prohibit the use of specific rating factors in insurance policy pricing such as credit, education, and occupation. In our view, these efforts have the potential to significantly undermine the effectiveness of risk-based pricing. If we are unable to use rating factors that have been shown empirically to be highly predictive of risk, we may not be able to as accurately match insurance rates to the applicable risks, which may significantly adversely impact our insurance operating results.
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
Our insurance operating results have periodically been, and in the future will likely continue to be, materially adversely affected by natural events, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, or by other events, such as explosions, terrorist attacks, cyber-attacks, epidemics, pandemics, or other widespread health risks, riots, and hazardous material releases. The frequency, severity, duration, and geographic location and scope of such events are inherently unpredictable. Moreover, climate change may be contributing to the increase in frequency of severe weather events and other natural disasters, how long they last, and how much insured damage they cause, and may change where the events occur. Catastrophe losses have in the past, and may in the future, adversely affect the profitability of our Property segment more than they affect the profitability of our other businesses. In addition, our Property business has a concentration of policies in force in states with significant exposure to hurricanes and hailstorms and its results have in the past been impacted by catastrophe events in these states to a greater relative degree than other insurers.
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
Our Property business relies on reinsurance contracts, state reinsurance funding, and catastrophe bonds (collectively, “reinsurance arrangements”) to reduce its exposure to certain catastrophe events. We also use reinsurance contracts to reinsure portions of our Commercial Lines business, including our workers’ compensation and business owners’ policies and the transportation network company business, as well as our umbrella insurance business. See Item 1, Business – Reinsurance for further discussion. Reinsurance arrangements are often subject to a threshold below which reinsurance does not apply (often called the retention), so that we are responsible for all losses below the threshold from a covered event. Also, reinsurance policies typically have an aggregate dollar coverage limit, and, therefore, we are further exposed to the extent that our claims liabilities arising from a covered event exceed our reinsurance coverage. In addition, although the reinsurer is liable to us to the extent of the contractual reinsurance coverage, we remain liable under our policies to the insured as the direct insurer on all risks reinsured. As a result, we are subject to the risk that reinsurers will be unable to pay, or will dispute, our reinsurance claims, and this risk may be heightened to the extent climate change or other factors cause higher than anticipated losses for a reinsurer across its businesses. Further, the availability and cost of reinsurance are subject to prevailing reinsurance market conditions, which have been, and in the future could be, adversely impacted by the underwriting capacity of the reinsurance industry. That underwriting capacity can be influenced by several factors, including industry losses, changes in legal and regulatory guidelines, the occurrence of significant reinsured events, such as weather-related catastrophes, among other things. Depending on the impact of any of these factors, we may not be able to obtain reinsurance coverage in the future at all or with commercially reasonable rates, terms, and conditions. The unavailability and/or increased cost of reinsurance could adversely affect our business volume, profitability, or financial condition.

III. Operating Risks
Our business depends on the secure and uninterrupted operation of our systems, facilities, and business functions and the operation of various third-party systems.
Our business is highly dependent upon our ability to perform necessary business functions in an efficient and uninterrupted manner. The shut-down, disruption, degradation, or unavailability of one or more of our systems or facilities, or the inability of large numbers of our employees to communicate in a largely work-from-home environment, for any reason, could significantly impair our ability to perform critical business functions on a timely basis. In addition, many of our critical business systems interface with and depend on third-party systems. An interruption or degradation of service from a third-party system for any reason, or a determination by a vendor to abandon or terminate support for a system, product, obligation, or service that is significant to our business, could significantly impair our ability to perform critical business functions, including, but not limited to, impeding customer interactions, preventing access to company or customer data, and interfering with our ability to send or accept electronic payments through credit card or debit card networks and the Automated Clearing House, among other payment systems. If sustained or repeated, and if an alternate system, process, or vendor is not immediately available to us, such events could result in a deterioration of our ability to write and process policies, provide high-quality customer service, resolve claims in a timely manner, make payments when required, or perform other necessary business functions. Also, system redundancy and other continuity measures may be ineffective or inadequate, and our business continuity and disaster recovery planning may not be sufficient for all eventualities. Any such event could have a material adverse effect on our financial results and business prospects, as well as cause damage to our reputation, brand, and customer goodwill. Catastrophe events that affect one of our larger office locations, a significant technology/data center, critical communications facilities, or one or more of our key vendors, may heighten this risk.
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

•access our systems
•steal, corrupt, or destroy data, including our intellectual property, financial data, or the personal information of our customers, employees, or other individuals
•misappropriate funds or extract ransom payments
•commit fraud
•disrupt or shut down our systems
•deny customers, agents, brokers, or others access to our systems
•infect our systems with viruses or malware
Some of our systems and operations rely on third-party vendors, through either a connection to, or an integration with, those third parties’ systems or contracted personnel. This approach has increased, and may continue to increase, the risk of loss, corruption, or unauthorized access to or publication of our information or the confidential information of our customers and employees or other cyber-attacks, and although we may review and assess third-party vendor cybersecurity controls, our efforts may not be successful in preventing or mitigating the effects of such events. Third-party risks may include, among other factors, the vendor’s lax security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate.
We undertake substantial efforts and expend significant resources to protect our systems and sensitive or confidential information. Our information security efforts are designed to evolve with the changing security threat environment through ongoing assessment and measurement. This includes internal processes and technological defenses that are preventative or detective, and other controls designed to provide multiple layers of security protection. In addition, we seek to protect the security and confidentiality of information provided to our vendors under cloud computing or other arrangements through appropriate risk evaluation, security and financial due diligence, contracts designed to require high security and confidentiality standards, and review of third-party compliance with the required standards.

Our systems are being threatened on a regular basis and our efforts may be insufficient to prevent or defend against an attack. We, and certain of our third-party vendors, have experienced attacks and incidents in the past, and there can be no assurance that we, or any vendor, will be successful in preventing future attacks or incidents or detecting and stopping them once they have begun. Cybersecurity risks rapidly evolve and are complex, so we must continually adapt and enhance our processes and technological defenses. As we do this, we must make judgments about where to invest resources to most effectively protect ourselves from cybersecurity risks. These are inherently challenging judgements and we can provide no assurance that processes and technological defenses that we implement will be effective.
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
We have made significant investments in our brand over many years and we believe it is critical to our business that consumers recognize and trust the Progressive brand. We undertake distinctive advertising and marketing campaigns and other efforts to maintain and improve brand recognition, enhance perceptions of us, generate new business, and increase the retention of our current customers. We believe that maintaining and improving the effectiveness of our advertising and marketing campaigns relative to those of our competitors is particularly important given the significance of brand and reputation in the marketplace and the continuing high level of advertising and marketing efforts and related expenditures within the insurance market. If our marketing campaigns are unsuccessful or are less effective than those of competitors, or if our reliance on a particular spokesperson or character is compromised, our business could be materially adversely affected.
Our brand and reputation also could be adversely affected by situations that reflect negatively on us, whether due to our business practices, adverse financial developments, perceptions of our corporate governance or how we address employee matters and concerns or environmental or social responsibility initiatives, investments in our portfolio, the conduct of our officers, directors, or employees, or other causes. It may also be harmed by the actions of third parties that are generally outside of our control, including agents, significant customers, or other businesses with which we do business or in which we invest, such as third-party providers that interface with our customers, unaffiliated insurers and other companies whose products we offer or make available to our customers, or other causes.
The negative impacts of these or other events may be aggravated as consumers, regulators, and other stakeholders increase or change their expectations, or adopt conflicting expectations, regarding the conduct of large public companies, environmental, social, and governance (ESG) standards, and sustainability and corporate responsibility efforts. These expectations and standards are continually evolving and not always clear. Our practices may not change in the manner or at the rate that our various stakeholders expect. These impacts may be further complicated such that perceptions are formed through rapid and broad interactions using social media and other communication tools over which we have no control. Additionally, we may fail to meet our related commitments, targets, or aspirations in these areas, and also could determine that it is in the best interest of the company and our shareholders to prioritize other business priorities ahead of our efforts in these areas. Any such negative impact or event could decrease demand for our products or services, create difficulties in our ability to recruit and retain employees, negatively impact our stock price, and lead to greater regulatory scrutiny of our businesses.
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
Ongoing competitive, technological, regulatory, informational, and other developments result in significant levels of complexity in our products and in the systems and processes we use to run our businesses, and the speed of some of these developments have increased, and may continue to increase. Risks associated with these developments include:

•our increasing reliance on third-party systems including “cloud computing” environments and software as a service applications
•the development of new modes of communication
•changing insurance shopping trends
•our understanding of the operations and needs of significant customers
•the availability and uses of very large volumes of data and the challenges relating to analyzing those data sets, including the availability of sufficient internal and external talent that understand and can manage the complexity and related risks
Complexity may, among other potential difficulties, create barriers to innovation or the provision of high-quality products and customer and agent experiences with the speed and agility that may be required; require us to modify our business practices, adopt new systems or technology, or replace outdated systems or technology, or upgrade systems or technology to enhance the scale, performance or functionality, each at significant expense; and lead to increased difficulty in executing our business strategies.
Our ability to attract, develop, and retain talent, including employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.
Our success depends on our ability to attract, develop, compensate, motivate, and retain talented employees, including executives, other key managers, and employees with strong technological, analytical, and other skills and know-how necessary for us to run our insurance businesses, investment operations, and corporate functions, assess potential expansion into new products and business areas, and adapt to technological trends in our industry. Our loss of certain officers and key employees, or the failure to attract or retain talented executives, managers, and employees with diverse backgrounds, skills, knowledge, and experiences, could have a material adverse effect on our business. These risks may be heightened when United States labor markets, or key segments of those markets, are especially competitive.
Our workplace policies or perceptions of those policies by current and potential employees, including policies with respect to remote and hybrid work or protocols for in-person work, could impact our ability to attract and retain talent with needed skills, knowledge, and experiences.
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
Our success also depends, in large part, on our ability to maintain and improve the staffing effectiveness and culture that we have developed over the years. Our ability to do so may be impaired as a result of litigation against us, other judicial decisions, legislation or regulations, or other factors in the employment marketplace, as well as our failure to recognize and respond to changing trends and other circumstances that affect our employees or our culture, including any impact arising from an increase in remote and hybrid workers relative to historic levels. In such events, the productivity of our workers and the efficiency of our operations could be adversely affected, which could lead to an erosion of our operating performance and margins.

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
The markets in which we sell insurance are highly competitive. We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other companies, potentially including existing insurance companies, vehicle manufacturing companies, so-called “insurtech” companies, and other well-financed companies seeking new opportunities, or new competitors with technological or other innovations, also have entered these markets and may continue to do so in the future. Many of our competitors have substantial resources, experienced management, and strong marketing, underwriting, pricing, and technological capabilities. The property and casualty insurance industry is a relatively mature industry, in which brand recognition, marketing skills, innovation, operational effectiveness, pricing, scale, and cost control are major competitive factors. If our competitors offer similar insurance products at lower prices, offer such insurance products bundled with other products or services that we do not offer, are permitted to offer their products under different legal and regulatory constraints than those that apply to us, or engage in other successful competitive initiatives, our ability to generate new business, or to retain a sufficient number of our existing customers, could be compromised. In addition, because auto insurance constitutes a significant portion of our overall business, we may be more sensitive than other insurers to, and more adversely affected by, trends that could decrease auto insurance rates or reduce demand for auto insurance over time, such as advances in vehicle technology, autonomous or semi-autonomous vehicles, or vehicle-sharing arrangements. We may also be adversely affected in our Commercial Lines business, which represents a significant portion of our growth potential, by trends or events that decrease the demand for services offered by, or decrease the profitability of, the commercial auto market, including trucking businesses and ride-sharing services.
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
Our insurance businesses operate in highly regulated environments. Our insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states, the District of Columbia, Puerto Rico, Bermuda, and Canada and its provinces. Each jurisdiction has a unique and complex set of laws and regulations. In addition, certain United States federal laws impose additional requirements on businesses, including insurers, in a wide range of areas, such as the use of credit information, methods of customer communications, employment practices, and the reimbursement of certain medical costs incurred by the government. Our insurance subsidiaries’ ability to implement business plans and remain competitive while complying with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.
Most jurisdictions impose restrictions on, or require prior regulatory approval of, various actions by regulated insurers, which may adversely affect our insurance subsidiaries’ ability to operate, innovate, and obtain necessary rate adjustments in a timely manner. Compliance with laws and regulations often results in increased costs, which can be substantial to our insurance subsidiaries. These costs, in turn, may adversely affect our profitability or our ability or desire to grow or operate our business in the applicable jurisdictions. Our compliance efforts are further complicated by changes in the laws or regulations that apply to us and in the regulatory and judicial interpretations of those laws, including more expansive regulatory authority. The pace of change, together with shorter time frames between enactment or promulgation and effectiveness of the changes, increases this risk. In addition, some regulators have requested detailed information regarding, or have expressed an expectation that insurers will provide additional credits for premiums paid during the COVID-19 pandemic.
Insurance laws and regulations may, among other things, limit an insurer’s ability to underwrite and price risks accurately, prevent the insurer from obtaining timely rate changes to respond to increased or decreased costs, delay or restrict the ability to discontinue or exit unprofitable businesses or jurisdictions, impose marketing restrictions or requirements related to the use of artificial intelligence and third-party data, prevent insurers from terminating policies under certain circumstances, dictate or limit the types of investments that an insurance company may hold, and impose specific requirements relating to information technology systems and related cybersecurity risks. As a result, we have been, and may in the future be, limited in our ability to respond to evolving business conditions.
Moreover, inconsistencies in requirements among the various states, or between state and federal requirements, may further complicate our compliance efforts, potentially resulting in additional costs for us.
In addition, laws in certain jurisdictions mandate that insurance companies pay assessments in a number of circumstances, including potentially material assessments to pay claims upon the insolvency of other insurance companies or to cover losses in government-provided insurance programs for high-risk auto and homeowners’ coverages. These assessments could have a material adverse impact on our profitability.
Data privacy and security regulations impose complex compliance and reporting requirements and challenges. Various jurisdictions have enacted or are considering privacy and security legislation or regulations. Each jurisdiction’s unique requirements, and the variations across the jurisdictions, present further ongoing compliance challenges. Compliance with these laws and regulations will result in increased costs, which may be substantial and may adversely affect our profitability or our ability or desire to grow or operate our business in certain jurisdictions.
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
The Progressive Corporation and/or its subsidiaries are named as defendants in class actions, collective actions, representative actions, and other lawsuits challenging various aspects of the subsidiaries’ business operations. Certain pending lawsuits are described in Note 12 – Litigation in the Annual Report. Additional litigation may be filed against us in the future challenging similar or other of our business practices or operations. In addition, lawsuits have been filed against our competitors and other businesses or entities, and other such lawsuits may be filed in the future, and even though we are not a party to such litigation, the results of those lawsuits nevertheless may create additional risks for, and/or impose additional costs and/or limitations on, our subsidiaries’ business practices or operations.
Lawsuits against us often seek significant monetary damages and injunctive relief. The potential for injunctive relief can threaten our use of important business practices. In addition, the resolution of individual or class actions, collective actions, and representative action litigation in insurance, in related fields, or in matters broadly applicable to business operations, may lead to the development of judicial regulation, resulting in material increases in our costs of doing business.
Litigation is inherently unpredictable. Adverse court decisions, or significant settlements of pending or future cases, could have a material adverse effect on our financial condition, cash flows, and results of operations. For further information on the risks of pending litigation, see Note 12 – Litigation in the Annual Report.
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

Our development and use of new technology, such as generative artificial intelligence, may present additional risks, may not be successful, and could have a material adverse effect on our business.
We have developed, and used for many years, new technologies, including machine learning, predictive models, algorithms, automated processes, and other forms of traditional artificial intelligence (AI), and will in the future develop and use AI and other new technologies in our business. As with many technological innovations, the growing development and use of generative AI (GenAI) presents additional risks that may adversely affect our business. GenAI might produce or reveal datasets that are flawed or insufficient or contain biased information, which could result in unintentionally and unfairly discriminatory outcomes in our business processes. These deficiencies could also undermine the associated predictions, analysis, or decisions GenAI applications produce or the business decisions we make based on this information. We could face challenges on whether we use GenAI in our business processes in a responsible, compliant, and effective manner. Since GenAI is subject to public debate, and depending on how observers view our development and use of GenAI, we could be subject to criticism or experience an adverse impact on our brand or reputation, which could decrease demand for our products or services, create difficulties in our ability to recruit and retain employees, negatively impact our stock price, and lead to greater regulatory scrutiny of our businesses. Additionally, one or more of our key vendors may begin to use GenAI in their business in a manner that does not meet existing or rapidly evolving regulatory standards. Furthermore, our competitors or other third parties may be able to incorporate GenAI into their products more quickly, or more successfully, than us.
Intellectual property ownership rights, including those associated with related copyrights, GenAI, and other AI outputs, have not been fully interpreted by courts or regulations. Additionally, it is likely that we will be subject to new AI-focused regulations that could impose varied compliance and reporting requirements and challenges that could impact our operations or ability to write business profitably in one or more jurisdictions. For example, the National Association of Insurance Commissioners (NAIC) has adopted guiding principles on AI, as well as a model bulletin, to inform and articulate general expectations for businesses, professionals, and stakeholders across the insurance industry as they implement AI tools to facilitate operations. Alaska recently adopted the NAIC model bulletin and, while the model bulletin is only effective as adopted by each specific state, we expect these guidelines to be adopted by at least some additional states. In addition, regulators have recently requested information from insurers on their use of algorithms and AI. Colorado issued a first-in-the-nation AI governance regulation for life (and soon auto) insurers related to its SB 169 law, addressing the use of AI models and external consumer data in AI models. The regulation also describes compliance documentation to be submitted to the Colorado Division of Insurance on a regular basis. We cannot predict what other regulatory actions may be taken with regard to AI but any limitations, or any failure or perceived failure by us to comply with any such requirements, could have an adverse impact on our business.
Any of these impacts could result in significant operational difficulties, reputational harm, litigation, and adverse actions by regulators, potentially causing customers to refrain from buying insurance from us or other businesses to refrain from doing business with us, which could have a material effect on our business, financial condition, and results of operations.
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
See Management’s Discussion and Analysis of Financial Condition and Results of Operations – IV. Results of Operations– Investments in the Annual Report for additional discussion of the composition of our investment portfolio as of December 31, 2023, and of the market risks associated with our investment portfolio.
New regulations and societal pressures relating to ESG and other public policy matters could negatively impact our returns or cause us to change our investing strategies in ways that could negatively impact our results.
The value of securities held in our portfolio could be materially adversely impacted as issuers or the businesses or assets underlying such securities are faced with new, potentially conflicting, laws or regulations or initiatives by regulators, investors, activists, or others, including those addressing ESG, sustainability, or other public policy concerns. For example, the universe of securities that we are permitted to hold could be significantly narrowed by insurance regulators if we are prohibited from investing in certain industries or types of companies or we could be required to make additional disclosures when we acquire any such securities. Similarly, we could also face pressures from other stakeholders that seek to influence our investment decisions. These factors could cause a decline in the value of investments held in our portfolio, or cause us to change our investment strategy, which could increase our costs or reduce our returns relative to returns from other available investment opportunities.
V. Liquidity Risk
The inability to access our cash accounts or to convert investments into cash on favorable terms when we desire to do so may materially and adversely affect our business, cash flows, and capital position.
We rely on our ability to access our cash accounts at banks and other financial institutions to operate our business. If we are unable to access the cash in those accounts as needed, whether due to our own systems difficulties, an institution-specific issue at the bank or financial institution (such as a cybersecurity breach or severe weather or other catastrophe impacting their operations), a broader disruption in banking, financial, or wire transfer systems, or otherwise, our ability to pay insurance claims and other financial obligations when due and otherwise operate our business could be materially adversely affected. Likewise, our investment portfolios are subject to risks inherent in the nation’s and world’s capital markets, including the United States, continuing to honor its outstanding debt and other obligations. Any disruption in the functioning of those markets or in our ability to liquidate investments or specific categories of investments on favorable terms when desired, or a default by the United States in its obligations, could impair our ability to pay claims or other financial obligations when due and could result in a significant decline in the value of our investment portfolio and have a material adverse impact on our cash flows and capital position. Any such event or series of such events could also result in significant operational difficulties, reputational harm, and adverse actions by regulators and have a material adverse effect on our financial condition, cash flows, and results of operations.
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
We may need to acquire additional capital, from time to time, as a result of many factors, including increased regulatory requirements, unprofitable insurance or investment operations, or significant growth in the insurance premiums that we write, among other factors. If we are unable to obtain capital at favorable rates when needed, whether due to our results, volatility, or disruptions, in debt and equity markets due to factors beyond our control, or other reasons, our financial condition could be materially adversely affected. In such an event, unless and until additional sources of capital are secured, we may be limited in our ability, or unable, to service our debt obligations, pay dividends, grow our business, pay our other obligations when due, or engage in other corporate transactions. Such a deterioration of our financial condition could adversely affect the perception of our company by insurance regulators, potentially resulting in regulatory actions, and the price of our equity or debt securities could fall significantly.
Our access to capital markets, ability to obtain or renew financing arrangements, obligations to post collateral under certain derivative contracts, and business operations are dependent on favorable evaluations and ratings by credit and other rating agencies.
Our credit and financial strength are evaluated and rated by various rating agencies, such as Standard & Poor’s, Moody’s Investors Service, Fitch Ratings, and A.M. Best. Downgrades in our credit ratings could adversely affect our ability to access the capital markets and/or lead to increased borrowing costs in the future (although the interest rates we pay on our current indebtedness would not be affected), as would adverse recommendations by equity analysts at the various brokerage houses and investment firms. Perceptions of our company by other businesses and consumers could also be significantly impaired. In addition, from time to time we may enter into certain derivative transactions providing that a downgrade could trigger contractual obligations requiring us to post substantial amounts of additional collateral or allow a third party to liquidate the derivative transaction. Various rating agencies may change their processes for credit ratings for the insurance industry, including changes to their approach to assessing capital adequacy, the creditworthiness of issuers of certain fixed-income securities, or the equity capital content of certain non-debt securities, and we are unable to predict the impact to our credit ratings or our ability to raise capital at favorable rates, of any change that they may ultimately adopt. Downgrades in the ratings of our insurance subsidiaries could likewise negatively impact our operations, potentially resulting in lower or negative premium growth. In any such event, our financial performance could be materially adversely affected.
Our dividend policy will likely result in varying amounts being paid to our common shareholders, or no payment in some periods, and the dividend policy ultimately may be changed in the discretion of the Board of Directors.
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
We currently report earnings and other operating results on a monthly basis. We undertook a multi-year financial enterprise resource planning effort to modernize certain of our financial systems and processes. In conjunction with this effort, in the fourth quarter of 2023, we converted our monthly accounting closing calendar to align with the Gregorian calendar (e.g., January-31 days, February-28/29 days, March-31 days). We do not expect that these changes will have a material impact on our reported quarterly and annual results, but they may impact year-over-year comparisons of monthly results from October 2023 through September 2024. As a result, during this period, we will modify and limit the content, and potentially the timing, of public disclosures of our monthly results relative to our historical practice, which could cause additional volatility in our stock price.
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
Our business and results of operations could be adversely affected by epidemics, pandemics, or other widespread health risks.
Beginning with its emergence in 2020, COVID-19 increased many of the risks described above and impacted our business, operations, and financial results in a number of ways. We have discussed the associated risks and impacts of COVID-19 in our SEC filings beginning with its onset in 2020. We believe that the existing risks and impacts of COVID-19 are not currently material to our business. Any future epidemic, pandemic, or other widespread health risk, including a new variation of the COVID-19 virus, could exacerbate the impacts of many of the other risk factors described above and adversely affect our business. Depending on the duration and severity of any such epidemic, pandemic, or other widespread health risk, and the nature and extent of governmental responses to it, our business, our operations, and our financial results could be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We currently do not have any unresolved comments from the SEC staff.
ITEM 1C. CYBERSECURITY
Our business requires that we develop and maintain large and complex technology systems, and that we rely on third-party systems and applications, to run our operations and to store the significant volume of data that we acquire, including the personal information of our customers and employees and our intellectual property, trade secrets, and other sensitive business and financial information.
Our overall efforts to safeguard the information systems and confidential information critical to our operations include preventative and detective internal processes, technological defenses, and other controls designed to provide multiple layers of security protection. Our information security efforts are designed to evolve with the changing security threat environment through ongoing assessment and measurement. In our efforts to keep our data and technology systems secure, we leverage both the International Organization for Standardization (ISO) 27002 Security Framework for the body of security control requirements and the National Institute of Standards and Technology Cybersecurity Framework to assess the strength of our processes and defenses. This integrated approach to protect data and information systems is also built into our project management, development, and operations. To assess the effectiveness of our cybersecurity program and compliance with applicable rules, regulations, and laws, we employ internal resources and, regularly, external resources, to evaluate our environment, information systems, and processes.
Through appropriate risk evaluation, security assessments, and financial due diligence, we seek to protect the security and confidentiality of information provided to our vendors under service provider cloud computing or other arrangements. We also employ contractual nondisclosure requirements and use limitations consistent with our published Privacy Policy, and typically reserve the right to review third-party compliance against the required standards, where we deem appropriate.
Our response to cybersecurity threats is triggered through various means. Through annual user awareness training, we teach our employees to identify and appropriately respond to such threats. Our incident response program is designed to mitigate and recover from suspected and actual cybersecurity incidents and provide all required consumer and regulatory notices regarding cybersecurity threats in a timely manner.
Our Chief Security Officer (CSO) is ultimately responsible for cybersecurity at Progressive, with management oversight of the prevention, detection, mitigation, and remediation of cybersecurity incidents. The CSO reports directly to the Chief Financial Officer and provides regular cybersecurity updates to the Chief Executive Officer, other members of the executive team, and the Board of Directors’ Technology Committee. Our CSO has served in this capacity at Progressive for more than 11 years and, prior to joining us, had over 10 years of cybersecurity experience in the banking industry. Our CSO is also a member of our Management Risk Committee, which leads our Enterprise Risk Management program, and as a member ensures that cybersecurity risks remain a focus of the overall risk management process.
The Technology Committee of the Board of Directors oversees our use of technology in business strategy as well as the major risks arising from our technology, digital and data strategies, legacy information systems, technology investments, data privacy, operational performance, cybersecurity programs, and technology-related business continuity and disaster recovery programs. The Technology Committee, which includes directors with technology and cybersecurity experience, also oversees management’s effort to mitigate these risks. Technology Committee meetings typically occur five times a year. Generally, at these meetings, our CSO briefs the committee on cybersecurity-related matters.
Our systems are being threatened by cybersecurity incidents on a regular basis and our efforts may be insufficient to prevent or defend against incidents or an attack. We, and certain of our third-party vendors, have experienced attacks and incidents in the past, and there can be no assurance that we, or any vendor, will be successful in preventing future attacks or incidents or detecting and stopping them once they have begun. Through the date hereof, risks from cybersecurity threats, including prior incidents and attacks, have not materially affected, and we do not believe are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, we cannot guarantee that we will not be materially affected in the future. Cybersecurity risks rapidly evolve and are complex, so we must continually adapt and enhance our processes and defenses. As we do this, we must make judgments about where to invest resources to most effectively protect ourselves from cybersecurity risks. These are inherently challenging processes, and we can provide no assurance that processes and defenses that we implement will be effective. See Item 1A, Risk Factors – III. Operating Risks above for more information.

ITEM 2. PROPERTIES
All of our properties are owned or leased by subsidiaries of The Progressive Corporation and are used for office functions, as call centers, as data centers, for training, or for warehouse space.
At December 31, 2023, we owned 65 buildings located throughout the United States. About half of these buildings are claims offices. Our owned facilities, which contain approximately 4.5 million square feet of space, are generally not segregated by segment. We own significant locations in Mayfield Village, Ohio and surrounding suburbs (including our corporate headquarters); Colorado Springs, Colorado; St. Petersburg, Florida; and Tampa, Florida.
We lease approximately 2.1 million square feet of space throughout the United States. These leases are generally short-term to medium-term leases of commercial space.
ITEM 3. LEGAL PROCEEDINGS
For discussion of legal proceedings, see Note 12 – Litigation in our Annual Report, which is incorporated herein by reference.
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
Holders
We had 1,675 shareholders of record on January 31, 2024.
Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information about securities authorized for issuance under our equity compensation plans.
Performance Graph
See the Performance Graph section in our Annual Report.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
2023 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	79,457	$150.26	426,809	24,573,191
November	299,855	163.11	726,664	24,273,336
December	274	163.55	726,938	24,273,062
Total	379,586	$160.42
In May 2023, the Board of Directors approved an authorization for the Company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the fourth quarter 2023, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices.
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
ITEM 6. SELECTED FINANCIAL DATA [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk are incorporated by reference from section “IV. Results of Operations – Investments” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Quantitative Market Risk Disclosures section in our Annual Report.
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
ITEM 9B. OTHER INFORMATION
On November 21, 2023, Karen B. Bailo, our Commercial Lines President, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan provides for (i) the sale of all shares vested during the duration of the plan pursuant to certain equity awards previously granted to Ms. Bailo, excluding any shares withheld by the company to satisfy tax withholding obligations, and (ii) 3,212 shares of the company’s common stock. Ms. Bailo’s plan will expire on November 29, 2024, subject to the plan’s earlier expiration or completion in accordance with its terms.
On October 16, 2023, Patrick K. Callahan, our Personal Lines President, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan provides for the sale of all shares vested during the duration of the plan pursuant to certain equity awards previously granted to Mr. Callahan, excluding any shares withheld by the company to satisfy tax withholding obligations. Mr. Callahan’s plan will expire on September 30, 2024, subject to the plan’s earlier expiration or completion in accordance with its terms.
President and CEO Susan Patricia Griffith’s annual letter to shareholders is included as Exhibit 99 to this Form 10-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in The Progressive Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2024 (the Proxy Statement).
Information relating to executive officers of Progressive follows. Unless noted below, all positions were with Progressive.

Name	Age	Offices Held and Last Five Years’ Business Experience
Susan Patricia Griffith	59	President and Chief Executive Officer
John P. Sauerland	59	Vice President and Chief Financial Officer
Karen B. Bailo	56	Commercial Lines President since October 2020; Commercial Lines Acquisition and Small Business General Manager from January 2020 to September 2020; Commercial Lines Controller prior to January 2020
Jonathan S. Bauer	46	Chief Investment Officer since January 2020; Portfolio Manager prior to January 2020
Steven A. Broz	53	Chief Information Officer
Patrick K. Callahan	53	Personal Lines President
William L. Clawson II	54	Chief Human Resources Officer since December 2021; Compensation and Benefits Business Leader from November 2019 to December 2021; Product Manager prior to November 2019
Remi Kent	48
Chief Marketing Officer since November 2021; Senior Vice President and Global Chief Marketing Officer of the Consumer Business Group of 3M Company (global manufacturing and technology company) from January 2020 to October 2021; Global Business Director for Post-It® and Scotch® Brands of 3M Company prior to January 2020

Mariann Wojtkun Marshall	61	Vice President and Chief Accounting Officer since March 2019; Director of Financial Reporting – GAAP prior to March 2019; Assistant Secretary
John Murphy	54	Claims President since December 2021; Customer Relationship Management President prior to December 2021
Lori Niederst	50	Customer Relationship Management President since December 2021; Chief Human Resources Officer prior to December 2021
David M. Stringer	49	Vice President, Secretary, and Chief Legal Officer since January 2024; Deputy General Counsel, Litigation and Employment, prior to January 2024
Andrew J. Quigg	44	Chief Strategy Officer
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
Shareholder-Proposed Candidate Procedures. There were no material changes during 2023 to Progressive’s procedures by which a shareholder can recommend a director candidate. The description of those procedures is incorporated by reference from the “Other Matters - Procedures for Recommendations and Nominations of Directors and Shareholder Proposals - To Recommend a Candidate for our Board of Directors” section of the Proxy Statement.
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
The following information is set forth with respect to our equity compensation plans at December 31, 2023.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
Equity compensation plans approved by security holders
Employee Plans:
2015 Equity Incentive Plan	2,893,743	[2]	NA	5,185,949	[3]
Director Plans:
Amended and Restated 2017 Directors Equity Incentive Plan	25,075		NA	392,436	[4]
Equity compensation plans not approved by security holders
None
Total	2,918,818		NA	5,578,385
NA = Not applicable because awards do not have an exercise price.
1 Excludes shares included in the Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights column.
2 Reflects restricted stock unit awards, including reinvested dividend equivalents, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis.
Performance-based restricted stock unit awards, including dividend equivalents, of 557,119 units are included under the 2015 Equity Incentive Plan at their target value. Maximum potential payout for the performance awards outstanding under the 2015 Equity Incentive Plan was 1,370,877. For a description of the performance-based awards, including the performance measurement and vesting ranges, see Note 9 — Employee Benefit Plans in our Annual Report.
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements are included in our Annual Report and are incorporated by reference in Item 8:
•Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)
•Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2023, 2022, and 2021
•Consolidated Balance Sheets - December 31, 2023 and 2022
•Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Cash Flows - For the Years Ended December 31, 2023, 2022, and 2021
•Notes to Consolidated Financial Statements
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
(a)(3) Listing of Exhibits
See exhibit index contained herein beginning at page 45, which is incorporated by reference from information with respect to this item. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. 10.1 through 10.50.
(b) Exhibits
The exhibits in response to this portion of Item 15 are submitted concurrently with this report.
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2023
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$37,823.2	$36,869.4	$36,869.4
States, municipalities, and political subdivisions	2,338.4	2,202.8	2,202.8
Foreign government obligations	17.3	16.3	16.3
Public utilities	1,378.5	1,352.3	1,352.3
Corporate and other debt securities	10,067.5	9,831.4	9,831.4
Asset-backed securities	10,629.3	9,932.3	9,932.3
Redeemable preferred stocks	187.7	173.7	173.7
Total fixed maturities	62,441.9	60,378.2	60,378.2
Equity securities:
Common stocks:
Public utilities	39.0	97.5	97.5
Banks, trusts, and insurance companies	130.8	480.0	480.0
Industrial, miscellaneous, and all other	536.2	2,350.9	2,350.9
Nonredeemable preferred stocks	977.1	902.1	902.1
Total equity securities	1,683.1	3,830.5	3,830.5
Short-term investments	1,789.9	1,789.9	1,789.9
Total investments	$65,914.9	$65,998.6	$65,998.6

Progressive did not have any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2023.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2023	2022	2021
Revenues
Dividends from subsidiaries	$399.0	$540.5	$2,847.0
Undistributed income from subsidiaries	3,572.3	325.0	674.9
Equity in net income of subsidiaries	3,971.3	865.5	3,521.9
Intercompany investment income	204.3	92.7	4.5
Total revenues	4,175.6	958.2	3,526.4
Expenses
Interest expense	270.0	246.0	220.0
Deferred compensation[1]	20.4	25.3	8.8
Other operating costs and expenses	7.6	6.8	6.8
Total expenses	298.0	278.1	235.6
Income before income taxes	3,877.6	680.1	3,290.8
Benefit for income taxes	24.8	41.4	60.1
Net income	3,902.4	721.5	3,350.9
Other comprehensive income (loss)	1,186.3	(2,842.7)	(891.0)
Comprehensive income (loss)	$5,088.7	$(2,121.2)	$2,459.9
1 See Note 4 – Employee Benefit Plans in these condensed financial statements.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions - except per share amounts)

	December 31,
	2023	2022
Assets
Investment in affiliate	$5.0	$5.0
Investment in subsidiaries	23,409.9	17,911.8
Receivable from investment subsidiary	3,791.4	4,098.7
Intercompany receivable	886.7	466.2
Net federal deferred income taxes	65.6	64.3
Other assets	165.4	150.6
Total assets	$28,324.0	$22,696.6
Liabilities and Shareholders’ Equity
Accounts payable, accrued expenses, and other liabilities	$1,158.3	$417.3
Debt[1]	6,888.6	6,388.3
Total liabilities	8,046.9	6,805.6
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference of $1,000 per share) (authorized, issued, and outstanding 0.5)[2]	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 212.3 and 212.7)	585.3	584.9
Paid-in capital	2,013.1	1,893.0
Retained earnings	18,800.5	15,721.2
Total accumulated other comprehensive income (loss)	(1,615.7)	(2,802.0)
Total shareholders’ equity	20,277.1	15,891.0
Total liabilities and shareholders’ equity	$28,324.0	$22,696.6
1 Consists of long-term debt. See Note 4 – Debt in our Annual Report for further discussion.
2 See Note 7 – Subsequent Event in these condensed financial statements.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$3,902.4	$721.5	$3,350.9
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income from subsidiaries	(3,572.3)	(325.0)	(674.9)
Amortization of equity-based compensation	3.3	3.2	3.1
Changes in:
Intercompany receivable	(420.5)	(79.0)	86.6
Accounts payable, accrued expenses, and other liabilities	12.5	(21.5)	23.8
Income taxes	301.2	28.9	(154.8)
Other, net	9.6	60.1	76.8
Net cash provided by operating activities	236.2	388.2	2,711.5
Cash Flows From Investing Activities:
Additional investments in equity securities of consolidated subsidiaries	(621.5)	(797.8)	(397.3)
Received from (paid to) investment subsidiary	307.3	(716.6)	2,519.6
Acquisition of Protective Insurance Corporation	0	0	(337.5)
Net cash provided by (used in) investing activities	(314.2)	(1,514.4)	1,784.8
Cash Flows From Financing Activities:
Dividends paid to common shareholders	(234.0)	(234.0)	(3,746.5)
Dividends paid to preferred shareholders	(43.6)	(26.8)	(26.8)
Acquisition of treasury shares for restricted stock tax liabilities	(95.0)	(76.7)	(67.2)
Acquisition of treasury shares acquired in open market	(45.7)	(22.3)	(155.8)
Net proceeds from debt issuance	496.3	1,486.0	0
Payments of debt	0	0	(500.0)
Net cash provided by (used in) financing activities	78.0	1,126.2	(4,496.3)
Change in cash	0	0	0
Cash - beginning of year	0	0	0
Cash - end of year	$0	$0	$0
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
Note 1. Statements of Cash Flows — For the purpose of the condensed statements of cash flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance investment subsidiary to meet its holding company obligations; at December 31, 2023, 2022, and 2021, $4.2 billion, $4.4 billion, and $4.2 billion, respectively, of marketable securities were available in this subsidiary.
For the years ended December 31, non-cash activity included the following:

(millions)	2023	2022	2021
Common share dividends[1]	$497.9	$58.5	$58.5
Preferred share dividends[1]	0	13.4	13.4
1 Declared but unpaid. See Note 14 – Dividends in the Annual Report for further discussion.

For the years ended December 31, The Progressive Corporation paid the following:

(millions)	2023	2022	2021
Income taxes	$800.0	$705.0	$815.0
Interest	264.9	228.9	223.9
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
Note 7. Subsequent Event — Pursuant to authorization from our Board of Directors, we redeemed all of the outstanding Serial Preferred Shares, Series B, at the stated amount of $1,000 per share, for an aggregate payout of $507.8 million, including accrued and unpaid dividends to, but excluding, February 22, 2024, which is the redemption date.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Segment	Deferred policy acquisition costs[1]	Future policy benefits, losses, claims, and loss expenses[1]	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue	Net investment income[1,2]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[1]	Net premiums written
Year ended December 31, 2023:
Personal Lines					$46,213.3		$35,972.4	$3,169.1	$4,928.6	$48,581.0
Commercial Lines					9,898.7		7,899.7	1,004.7	1,020.8	10,138.3
Property					2,551.4		1,776.3	491.0	281.4	2,830.6
Other indemnity					1.0		6.2	0.3	10.7	0.3
Total	$1,687.4	$34,389.2	$20,133.7	$0	$58,664.4	$1,865.6	$45,654.6	$4,665.1	$6,241.5	$61,550.2
Year ended December 31, 2022:
Personal Lines					$37,880.2		$29,680.8	$2,592.1	$4,668.9	$39,278.5
Commercial Lines					9,088.3		6,544.7	913.3	947.7	9,398.8
Property					2,270.0		1,891.3	411.1	235.3	2,401.7
Other indemnity					2.7		5.9	0.5	7.7	2.1
Total	$1,544.4	$30,359.3	$17,293.6	$0	$49,241.2	$1,236.0	$38,122.7	$3,917.0	$5,859.6	$51,081.1
Year ended December 31, 2021:
Personal Lines					$35,373.3		$27,043.1	$2,614.7	$4,656.8	$36,168.8
Commercial Lines					6,945.2		4,814.5	734.1	742.3	8,015.9
Property					2,042.5		1,764.6	362.9	253.0	2,216.2
Other indemnity					7.7		5.4	1.1	2.6	4.3
Total	$1,355.6	$26,164.1	$15,615.8	$0	$44,368.7	$835.4	$33,627.6	$3,712.8	$5,654.7	$46,405.2
1 Progressive does not allocate assets, liabilities, or investment income to operating segments. Expense allocations are based on certain assumptions and estimates primarily related to revenue and volume; stated segment operating results would change if different methods were applied.
2 Excludes total net realized gains (losses) on securities.

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Year Ended:	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2023
Premiums earned:
Property and liability insurance	$59,881.1	$1,216.7	$0	$58,664.4	0%
December 31, 2022
Premiums earned:
Property and liability insurance	$50,650.2	$1,409.0	$0	$49,241.2	0%
December 31, 2021
Premiums earned:
Property and liability insurance	$46,018.6	$1,649.9	$0	$44,368.7	0%

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of The Progressive Corporation

Our audits of the consolidated financial statements referred to in our report dated February 26, 2024 appearing in the 2023 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the schedule of summary of investments – other than investments in related parties as of December 31, 2023, the schedule of condensed financial information of registrant, which includes the condensed balance sheets as of December 31, 2023 and 2022 and the condensed statements of comprehensive income and of cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the condensed financial statements, the schedule of supplementary insurance information for each of the three years in the period ended December 31, 2023, and the schedule of reinsurance for each of the three years in the period ended December 31, 2023 (collectively “the financial statement schedules”) listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 26, 2024

ITEM 16. FORM 10-K SUMMARY
We have elected not to include a summary of information as permitted under this item.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
February 26, 2024	By:	/s/ Susan Patricia Griffith
Susan Patricia Griffith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Susan Patricia Griffith	Director, President and Chief Executive Officer	February 26, 2024

Susan Patricia Griffith

/s/ John P. Sauerland	Vice President and Chief Financial Officer	February 26, 2024

John P. Sauerland

/s/ Mariann Wojtkun Marshall	Vice President and Chief Accounting Officer	February 26, 2024

Mariann Wojtkun Marshall

*	Chairperson of the Board	February 26, 2024
Lawton W. Fitt

*	Director	February 26, 2024
Danelle M. Barrett

*	Director	February 26, 2024
Philip Bleser

*	Director	February 26, 2024
Stuart B. Burgdoerfer

*	Director	February 26, 2024
Pamela J. Craig

*	Director	February 26, 2024
Charles A. Davis

*	Director	February 26, 2024
Roger N. Farah

*	Director	February 26, 2024
Devin C. Johnson

*	Director	February 26, 2024
Jeffrey D. Kelly

*	Director	February 26, 2024
Barbara R. Snyder

*	Director	February 26, 2024
Kahina Van Dyke

* David M. Stringer, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such person.

By:	/s/ David M. Stringer	February 26, 2024
David M. Stringer
Attorney-in-fact

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended March 13, 2018)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 3.1 therein)
3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended May 7, 2021)	Quarterly Report on Form 10-Q (filed on August 3, 2021; Exhibit 3.1 therein)
4	4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
4	4.2	Form of certificate representing Series B Fixed-to-Floating Rate Cumulative Perpetual Serial Preferred Shares	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.3 therein)
4	4.3
Indenture dated as of September 15, 1993 between The Progressive Corporation and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)
			Registration Statement No. 333-48935 (filed on March 31, 1998; Exhibit 4.1 therein)
4	4.4	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company	Registration Statement No. 333-01745 (filed on March 15, 1996; Exhibit 4.2 therein)
4	4.5	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed on October 22, 2002; Exhibit 4.3 therein)
4	4.6	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.5 therein)
4	4.7
Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the 1993 Senior Indenture
			Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.6 therein)
4	4.8	Seventh Supplemental Indenture dated April 25, 2014 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.1 therein)
4	4.9	Eighth Supplemental Indenture dated January 26, 2015 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.1 therein)
4	4.10	Ninth Supplemental Indenture dated August 25, 2016 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.1 therein)
4	4.11	Tenth Supplemental Indenture dated April 6, 2017 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

4	4.12	Eleventh Supplemental Indenture dated March 14, 2018 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.1 therein)
4	4.13	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 4.2 therein)
4	4.14	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 4.3 therein)
4	4.15	Form of 4.35% Senior Notes due 2044, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.2 therein)
4	4.16	Form of 3.70% Senior Notes due 2045, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.2 therein)
4	4.17	Form of 2.45% Senior Notes due 2027, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.2 therein)
4	4.18	Form 4.125% Senior Note Due 2047, issued in the aggregate principal amount of $850,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.2 therein)
4	4.19	Form 4.20% Senior Note Due 2048, issued in the aggregate principal amount of $600,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.2 therein)
4	4.20	Indenture dated as of September 12, 2018 between The Progressive Corporation and U.S. Bank National Association, Trustee (including table of contents and cross-reference sheet)	Registration Statement No. 333-227315 (filed on September 13, 2018; Exhibit 4.2 therein)
4	4.21	First Supplemental Indenture dated October 23, 2018 between The Progressive Corporation and U.S. Bank National Association, as trustee	Current Report on Form 8-K (filed on October 23, 2018; Exhibit 4.1 therein)
4	4.22	Second Supplemental Indenture dated March 26, 2020 between The Progressive Corporation and U.S. Bank National Association, as trustee	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.1 therein)
4	4.23	Third Supplemental Indenture between The Progressive Corporation and U.S. Bank Trust Company, National Association, as trustee	Current Report on Form 8-K (filed on March 9, 2022; Exhibit 4.1 therein)
4	4.24	Fourth Supplemental Indenture between The Progressive Corporation and U.S. Bank Trust Company, National Association, as trustee	Current Report on Form 8-K (filed on May 25, 2023; Exhibit 4.1 therein)
4	4.25	Form 4.00% Senior Note Due 2029, issued in the aggregate principal amount of $550,000,000	Current Report on Form 8-K (filed on October 23, 2018; Exhibit 4.2 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

4	4.26	Form of 3.20% Senior Note due 2030, issued in the aggregate principal amount of $500,000,000	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.2 therein)
4	4.27	Form of 3.95% Senior Note due 2050, issued in the aggregate principal amount of $500,000,000	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.3 therein)
4	4.28	Form of 2.50% Senior Note due 2027	Current Report on Form 8-K (filed on March 9, 2022; Exhibit 4.2 therein)
4	4.29	Form of 3.00% Senior Note due 2032	Current Report on Form 8-K (filed on March 9, 2022; Exhibit 4.3 therein)
4	4.30	Form of 3.70% Senior Note due 2052	Current Report on Form 8-K (filed on March 9, 2022; Exhibit 4.4 therein)
4	4.31	Form of 4.95% Senior Note due 2033	Current Report on Form 8-K (filed on May 25, 2023; Exhibit 4.2 therein)
4	4.32	Form of Confirmation Letter-Discretionary Line of Credit from PNC Bank, National Association to The Progressive Corporation	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 4.1 therein)
4	4.33	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association, to The Progressive Corporation (2020 Amendment)	Quarterly Report on Form 10-Q (filed on August 4, 2020; Exhibit 5.1 therein)
4	4.34	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association, to The Progressive Corporation (2021 Amendment)	Quarterly Report on Form 10-Q (filed on August 3, 2021; Exhibit 4.1 therein)
4	4.35	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association to The Progressive Corporation (2023 Amendment)	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 4.1 therein)
4	4.36	Form of Amended and Restated Discretionary Line of Credit Note from The Progressive Corporation to PNC Bank, National Association	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 4.2 therein)
10(iii)	10.1	The Progressive Corporation 2024 Gainshare Plan	Filed herewith
10(iii)	10.2	The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on February 4, 2015; Exhibit 10.1 therein)
10(iii)	10.3	Form of Restricted Stock Unit Award Agreement for 2020 Time-Based Awards (Executive Officers) under The Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 10.1 therein)
10(iii)	10.4	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2023)	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 10.1 therein)
10(iii)	10.5	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2022)	Quarterly Report on Form 10-Q (filed on May 2, 2022; Exhibit 10.1 therein)
10(iii)	10.6	Form of Restricted Stock Unit Award Agreement for 2021 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2021)	Current Report on Form 8-K (filed on March 25, 2021; Exhibit 10.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.7	Form of Restricted Stock Unit Award Agreement for 2020 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2020)	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 10.2 therein)
10(iii)	10.8	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2023)	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 10.2 therein)
10(iii)	10.9	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2022)	Quarterly Report on Form 10-Q (filed on May 2, 2022; Exhibit 10.2 therein)
10(iii)	10.10	Form of Restricted Stock Unit Award Agreement for 2021 Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2021)	Current Report on Form 8-K (filed on March 25, 2021; Exhibit 10.2 therein)
10(iii)	10.11	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2023)	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 10.3 therein)
10(iii)	10.12	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2022)	Quarterly Report on Form 10-Q (filed on May 2, 2022; Exhibit 10.3 therein)
10(iii)	10.13	Form of Restricted Stock Unit Award Agreement for 2021 Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2021)	Current Report on Form 8-K (filed on March 25, 2021; Exhibit 10.3 therein)
10(iii)	10.14	Chief Executive Officer Amendment No. 1 to Certain Restricted Stock Unit Award Agreements	Filed herewith
10(iii)	10.15	Form of Restricted Stock Unit Award Agreement for Special Time/Performance-Based Award under The Progressive Corporation 2015 Equity Incentive Plan (for 2023)	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 10.4 therein)
10(iii)	10.16	The Progressive Corporation 2017 Directors Equity Incentive Plan (2022 Amendment and Restatement)	Current Report on Form 8-K (filed on May 16, 2022; Exhibit 10 therein)
10(iii)	10.17	Form of Restricted Stock Award Agreement under The Progressive Corporation Amended and Restated 2017 Directors Equity Incentive Plan (for 2023)	Quarterly Report on Form 10-Q (filed on August 1, 2023; Exhibit 10.1 therein)
10(iii)	10.18	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.3 therein)
10(iii)	10.19	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.4 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.20	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.5 therein)
10(iii)	10.21	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.6 therein)
10(iii)	10.22	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.7 therein)
10(iii)	10.23	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.8 therein)
10(iii)	10.24	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.9 therein)
10(iii)	10.25	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.10 therein)
10(iii)	10.26	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.11 therein)
10(iii)	10.27	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Current Report on Form 8-K (filed on October 14, 2014; Exhibit 10 therein)
10(iii)	10.28	Third Amendment to the Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.53 therein)
10(iii)	10.29	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on November 2, 2017; Exhibit 10 therein)
10(iii)	10.30	The Progressive Corporation Executive Deferred Compensation Plan (2018 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on July 31, 2018; Exhibit 10 therein)
10(iii)	10.31	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.23 therein)
10(iii)	10.32	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.24 therein)
10(iii)	10.33	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.25 therein)
10(iii)	10.34	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.26 therein)
10(iii)	10.35	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.27 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.36	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.28 therein)
10(iii)	10.37	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.29 therein)
10(iii)	10.38	Seventh Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.30 therein)
10(iii)	10.39	Eighth Amendment to The Progressive Corporation Executive Deferred Compensation Trust (2002 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2019; Exhibit 10.49 therein)
10(iii)	10.40	Ninth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.5 therein)
10(iii)	10.41	Tenth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.6 therein)
10(iii)	10.42	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 10.91 therein)
10(iii)	10.43	The Progressive Corporation Directors Deferral Plan (2015 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.77 therein)
10(iii)	10.44	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 10.4 therein)
10(iii)	10.45	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2019; Exhibit 10.56 therein)
10(iii)	10.46	Director Compensation Schedule for 2023-2024 Term	Filed herewith
10(iii)	10.47	The Progressive Corporation Executive Separation Allowance Plan (2021 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 4, 2021; Exhibit 10.4 therein)
10(iii)	10.48	First Amendment to The Progressive Corporation Executive Separation Allowance Plan (2021 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on August 3, 2021; Exhibit 10.3 therein)
10(iii)	10.49	Second Amendment to The Progressive Corporation Executive Separation Allowance Plan (2021 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 2, 2022; Exhibit 10.5 therein)
10(iii)	10.50	Chief Marketing Officer Offer Letter	Annual Report on Form 10-K (filed on February 28, 2022; Exhibit 10.49 therein)
13	13	The Progressive Corporation 2023 Annual Report to Shareholders	Filed herewith
21	21	Subsidiaries of The Progressive Corporation	Filed herewith
23	23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	24	Powers of Attorney	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
97	97	The Progressive Corporation Dodd-Frank Clawback Policy	Filed herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer	Filed herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document).	Filed herewith