Form 10-Q
period 2024-03-31
PROGRESSIVE CORP/OH/
filed 2024-05-06
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
Common Shares, $1.00 par value: 585,698,387 outstanding at March 31, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

Three Months Ended March 31,	2024	2023
(millions — except per share amounts)
Revenues
Net premiums earned	$16,148.6	$13,533.1
Investment income	617.6	419.6
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	(146.5)	(30.3)
Net holding period gains (losses) on securities	302.1	104.4
Net impairment losses recognized in earnings	0	(2.3)
Total net realized gains (losses) on securities	155.6	71.8
Fees and other revenues	236.5	206.2
Service revenues	84.2	72.5
Total revenues	17,242.5	14,303.2
Expenses
Losses and loss adjustment expenses	10,971.6	10,624.0
Policy acquisition costs	1,232.2	1,115.8
Other underwriting expenses	1,931.4	1,857.9
Investment expenses	5.7	5.5
Service expenses	92.1	82.3
Interest expense	69.6	63.3
Total expenses	14,302.6	13,748.8
Net Income
Income before income taxes	2,939.9	554.4
Provision for income taxes	608.5	106.5
Net income	2,331.4	447.9
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	(207.8)	603.2
Net unrealized losses on forecasted transactions	0.1	0.1
Foreign currency translation adjustment	(0.2)	0
Other comprehensive income (loss)	(207.9)	603.3
Comprehensive income (loss)	$2,123.5	$1,051.2
Computation of Earnings Per Common Share
Net income	$2,331.4	$447.9
Less: Preferred share dividends and other[1]	17.0	7.3
Net income available to common shareholders	$2,314.4	$440.6
Average common shares outstanding - Basic	585.4	584.9
Net effect of dilutive stock-based compensation	1.9	2.1
Total average equivalent common shares - Diluted	587.3	587.0
Basic: Earnings per common share	$3.95	$0.75
Diluted: Earnings per common share	$3.94	$0.75
1 All of our outstanding Serial Preferred Shares, Series B, were redeemed in February 2024. See Note 9 – Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,
(millions — except per share amounts)	2024	2023	2023
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $65,949.3, $53,123.9, and $62,441.9)	$63,629.7	$50,289.2	$60,378.2
Short-term investments (amortized cost: $1,326.7, $2,524.1, and $1,789.9)	1,326.7	2,524.1	1,789.9
Total available-for-sale securities	64,956.4	52,813.3	62,168.1
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $931.1, $1,197.7, and $977.1)	886.7	1,078.8	902.1
Common equities (cost: $708.2, $740.5, and $706.0)	3,194.9	2,794.3	2,928.4
Total equity securities	4,081.6	3,873.1	3,830.5
Total investments	69,038.0	56,686.4	65,998.6
Cash and cash equivalents	154.5	273.7	84.9
Restricted cash and cash equivalents	13.4	14.9	14.7
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	167.9	288.6	99.6
Accrued investment income	464.2	299.5	438.0
Premiums receivable, net of allowance for credit losses of $327.7, $340.9, and $369.1	14,192.5	12,411.4	11,958.2
Reinsurance recoverables	5,003.4	5,616.2	5,093.9
Prepaid reinsurance premiums	209.8	269.6	249.8
Deferred acquisition costs	1,818.2	1,626.8	1,687.4
Property and equipment, net of accumulated depreciation of $1,580.2, $1,576.2, and $1,655.1	756.3	949.0	880.8
Net federal deferred income taxes	1,031.8	1,057.0	936.0
Other assets	1,445.8	1,202.6	1,348.5
Total assets	$94,127.9	$80,407.1	$88,690.8
Liabilities and Shareholders’ Equity
Unearned premiums	$22,907.3	$19,844.3	$20,133.7
Loss and loss adjustment expense reserves	34,831.0	31,026.4	34,389.2
Accounts payable, accrued expenses, and other liabilities	7,688.6	6,278.7	7,002.2
Debt[1]	6,889.7	6,389.3	6,888.6
Total liabilities	72,316.6	63,538.7	68,413.7
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding of 0, 0.5, and 0.5)	0	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 211.9, 212.2, and 212.3)	585.7	585.4	585.3
Paid-in capital	2,028.7	1,907.7	2,013.1
Retained earnings	21,020.5	16,080.1	18,800.5
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	(1,808.6)	(2,183.1)	(1,600.8)
Net unrealized losses on forecasted transactions	(13.9)	(14.4)	(14.0)
Foreign currency translation adjustment	(1.1)	(1.2)	(0.9)
Total accumulated other comprehensive income (loss)	(1,823.6)	(2,198.7)	(1,615.7)
Total shareholders’ equity	21,811.3	16,868.4	20,277.1
Total liabilities and shareholders’ equity	$94,127.9	$80,407.1	$88,690.8
1 Consists of long-term debt. See Note 4 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Three Months Ended March 31,	2024	2023
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$493.9	$493.9
Redemption of Serial Preferred Shares, Series B1	(493.9)	0
Balance, end of period	0	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	585.3	584.9
Treasury shares purchased	(0.2)	(0.2)
Net restricted equity awards issued/vested	0.6	0.7
Balance, end of period	585.7	585.4
Paid-In Capital
Balance, beginning of period	2,013.1	1,893.0
Amortization of equity-based compensation	16.8	15.9
Treasury shares purchased	(0.8)	(0.8)
Net restricted equity awards issued/vested	(0.6)	(0.7)
Reinvested dividends on restricted stock units	0.2	0.3
Balance, end of period	2,028.7	1,907.7
Retained Earnings
Balance, beginning of period	18,800.5	15,721.2
Net income	2,331.4	447.9
Treasury shares purchased	(36.1)	(31.7)
Cash dividends declared on common shares ($0.10 and $0.10 per share)[1]	(58.5)	(58.5)
Cash dividends declared on Serial Preferred Shares, Series B ($15.688377 and $0 per share)[1]	(7.8)	0
Reinvested dividends on restricted stock units	(0.2)	(0.3)
Other, net	(8.8)	1.5
Balance, end of period	21,020.5	16,080.1
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(1,615.7)	(2,802.0)
Other comprehensive income (loss)	(207.9)	603.3
Balance, end of period	(1,823.6)	(2,198.7)
Total shareholders’ equity	$21,811.3	$16,868.4
1 See Note 9 – Dividends for further discussion.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2024	2023
(millions)
Cash Flows From Operating Activities
Net income	$2,331.4	$447.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69.7	68.0
Net amortization (accretion) of fixed-income securities	(7.5)	(5.0)
Amortization of equity-based compensation	16.8	15.9
Net realized (gains) losses on securities	(155.6)	(71.8)
Net (gains) losses on disposition of property and equipment	(1.7)	16.5
Changes in:
Premiums receivable	(2,234.3)	(1,994.5)
Reinsurance recoverables	90.5	215.9
Prepaid reinsurance premiums	40.0	25.9
Deferred acquisition costs	(130.8)	(82.4)
Income taxes	609.5	106.6
Unearned premiums	2,773.6	2,550.7
Loss and loss adjustment expense reserves	441.8	667.1
Accounts payable, accrued expenses, and other liabilities	457.8	565.5
Other, net	(65.8)	(76.8)
Net cash provided by operating activities	4,235.4	2,449.5
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(13,288.2)	(6,119.5)
Equity securities	(32.4)	(17.8)
Sales:
Fixed maturities	7,765.3	2,202.6
Equity securities	58.2	277.3
Maturities, paydowns, calls, and other:
Fixed maturities	1,855.2	976.0
Equity securities	23.3	25.1
Net (purchases) sales of short-term investments	479.2	360.8
Net change in unsettled security transactions	61.8	57.2
Purchases of property and equipment	(50.2)	(43.2)
Sales of property and equipment	3.5	4.3
Net cash used in investing activities	(3,124.3)	(2,277.2)
Cash Flows From Financing Activities
Redemption of Serial Preferred Shares, Series B	(500.0)	0
Dividends paid to common shareholders	(497.9)	(58.5)
Dividends paid to preferred shareholders	(7.8)	(13.4)
Acquisition of treasury shares for restricted stock tax liabilities	(37.1)	(32.7)
Net cash used in financing activities	(1,042.8)	(104.6)
Increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	68.3	67.7
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	99.6	220.9
Cash, cash equivalents, restricted cash, and restricted cash equivalents – March 31	$167.9	$288.6
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
1. BASIS OF REPORTING AND ACCOUNTING
The accompanying consolidated financial statements include the accounts of The Progressive Corporation and our wholly owned insurance subsidiaries and non-insurance subsidiaries and affiliates in which we have a controlling financial interest (Progressive).
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2024, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report to Shareholders).
Premiums Receivable
We perform analyses to evaluate our premiums receivable for expected credit losses. See our 2023 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months Ended March 31,
(millions)	2024	2023
Allowance for credit losses, beginning of period	$369.1	$343.3
Increase in allowance[1]	106.8	116.9
Write-offs[2]	(148.2)	(119.3)
Allowance for credit losses, end of period	$327.7	$340.9
1 Represents the incremental increase in other underwriting expenses.
2 Represents the portion of allowance that is reversed when the premiums receivable is written off. Premiums receivable balances are written off once we have exhausted our collection efforts.
Property and Equipment
Included in other assets in our consolidated balance sheets are “held for sale” properties of $169.8 million, $67.8 million, and $77.2 million at March 31, 2024 and 2023, and December 31, 2023, respectively. When properties are determined to be “held for sale,” the property is written down to its fair value less estimated costs to sell, as applicable. The increase in the March 31, 2024, balance from December 31, 2023, was primarily driven by a decision in the first quarter to sell certain regional properties to optimize our real estate portfolio by consolidating employees into already existing alternative properties.
Earnings Per Share
We redeemed all of our outstanding Serial Preferred Shares, Series B, in February 2024. See Note 9 – Dividends for further discussion. To determine net income available to common shareholders, which is used in the calculation of the per common share amounts, we reduced net income by preferred share dividends, and, for 2024,
•underwriting discounts and commissions on the preferred share issuance,
•initial issuance costs related to the preferred shares, and
•excise taxes related to the preferred share redemption.
New Accounting Standards
On January 1, 2024, we started to amortize the remaining original cost of tax equity investments to the provision for income taxes, since certain conditions were met, on the modified retrospective basis, pursuant to an Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board. Previously, these investments were accounted for under the equity method of accounting. The adoption of the ASU had no cumulative effect on retained earnings and did not have a material impact on our financial condition or results of operations. The amount of income tax credits and investment amortization recognized for the first quarter 2024, and the carrying amount of the tax credit investments at March 31, 2024, were not material to our financial condition or results of operations and, therefore, no additional disclosure is provided.
Reclassification
Goodwill and intangible assets are included in other assets in our consolidated balance sheets and the amortization of intangible assets in other, net, in cash provided by operating activities in our consolidated statements of cash flows. The March 31, 2023, amounts, which were presented separately on the balance sheet and statement of cash flows in the prior year, were reclassified to conform to the current year presentation.

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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2024
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$39,823.8	$66.2	$(1,327.3)	$0	$38,562.7	55.8%
State and local government obligations	2,200.7	1.5	(142.4)	0	2,059.8	3.0
Foreign government obligations	16.9	0	(1.0)	0	15.9	0.1
Corporate debt securities	12,821.9	45.9	(328.1)	(18.4)	12,521.3	18.1
Residential mortgage-backed securities	390.1	0.2	(9.2)	2.0	383.1	0.6
Commercial mortgage-backed securities	4,368.6	2.5	(519.3)	0	3,851.8	5.6
Other asset-backed securities	6,146.1	9.2	(93.9)	(0.2)	6,061.2	8.8
Redeemable preferred stocks	181.2	0	(2.0)	(5.3)	173.9	0.2
Total fixed maturities	65,949.3	125.5	(2,423.2)	(21.9)	63,629.7	92.2
Short-term investments	1,326.7	0	0	0	1,326.7	1.9
Total available-for-sale securities	67,276.0	125.5	(2,423.2)	(21.9)	64,956.4	94.1
Equity securities:
Nonredeemable preferred stocks	931.1	0	0	(44.4)	886.7	1.3
Common equities	708.2	0	0	2,486.7	3,194.9	4.6
Total equity securities	1,639.3	0	0	2,442.3	4,081.6	5.9
Total portfolio[1]	$68,915.3	$125.5	$(2,423.2)	$2,420.4	$69,038.0	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2023
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$28,490.9	$68.8	$(1,209.6)	$0	$27,350.1	48.3%
State and local government obligations	2,222.4	0.9	(161.7)	0	2,061.6	3.6
Foreign government obligations	16.9	0	(1.1)	0	15.8	0.1
Corporate debt securities	11,195.8	45.6	(525.4)	(34.7)	10,681.3	18.8
Residential mortgage-backed securities	655.0	0.2	(16.3)	(8.9)	630.0	1.1
Commercial mortgage-backed securities	5,252.6	1.6	(751.2)	0	4,503.0	7.9
Other asset-backed securities	5,087.8	1.8	(222.5)	(1.3)	4,865.8	8.6
Redeemable preferred stocks	202.5	0	(5.2)	(15.7)	181.6	0.3
Total fixed maturities	53,123.9	118.9	(2,893.0)	(60.6)	50,289.2	88.7
Short-term investments	2,524.1	0	0	0	2,524.1	4.5
Total available-for-sale securities	55,648.0	118.9	(2,893.0)	(60.6)	52,813.3	93.2
Equity securities:
Nonredeemable preferred stocks	1,197.7	0	0	(118.9)	1,078.8	1.9
Common equities	740.5	0	0	2,053.8	2,794.3	4.9
Total equity securities	1,938.2	0	0	1,934.9	3,873.1	6.8
Total portfolio[1]	$57,586.2	$118.9	$(2,893.0)	$1,874.3	$56,686.4	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2023
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$37,823.2	$204.1	$(1,157.9)	$0	$36,869.4	55.9%
State and local government obligations	2,338.4	2.8	(138.4)	0	2,202.8	3.3
Foreign government obligations	17.3	0	(1.0)	0	16.3	0.1
Corporate debt securities	11,446.0	87.2	(332.3)	(17.2)	11,183.7	16.9
Residential mortgage-backed securities	426.9	0.2	(10.0)	0.1	417.2	0.6
Commercial mortgage-backed securities	4,535.2	2.2	(597.7)	0	3,939.7	6.0
Other asset-backed securities	5,667.2	15.7	(107.1)	(0.4)	5,575.4	8.4
Redeemable preferred stocks	187.7	0	(2.4)	(11.6)	173.7	0.3
Total fixed maturities	62,441.9	312.2	(2,346.8)	(29.1)	60,378.2	91.5
Short-term investments	1,789.9	0	0	0	1,789.9	2.7
Total available-for-sale securities	64,231.8	312.2	(2,346.8)	(29.1)	62,168.1	94.2
Equity securities:
Nonredeemable preferred stocks	977.1	0	0	(75.0)	902.1	1.4
Common equities	706.0	0	0	2,222.4	2,928.4	4.4
Total equity securities	1,683.1	0	0	2,147.4	3,830.5	5.8
Total portfolio[1]	$65,914.9	$312.2	$(2,346.8)	$2,118.3	$65,998.6	100.0%
1 At March 31, 2024 and 2023, we had $16.2 million and $22.8 million, respectively, of net unsettled security purchase transactions included in other liabilities, compared to $45.6 million included in other assets at December 31, 2023.
The total fair value of the portfolio at March 31, 2024 and 2023, and December 31, 2023, included $3.2 billion, $4.1 billion, and $4.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

At March 31, 2024, bonds and certificates of deposit in the principal amount of $672.4 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at March 31, 2024 or 2023, or December 31, 2023. At March 31, 2024, we did not hold any debt securities that were non-income producing during the preceding 12 months.
Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature, or are redeemable, within one year.
Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	March 31,
(millions)	2024	2023	Dec. 31, 2023
Fixed Maturities:
Corporate debt securities	$507.1	$548.6	$531.3
Residential mortgage-backed securities	300.0	482.1	323.9
Other asset-backed securities	9.5	33.8	13.9
Redeemable preferred stocks	141.0	132.8	141.2
Total hybrid securities	$957.6	$1,197.3	$1,010.3
Since the embedded derivatives (e.g., change-in-control put option, debt-to-equity conversion, or any other feature unrelated to the credit quality or risk of default of the issuer that could impact the amount or timing of our expected future cash flows) do not have observable intrinsic values, we use the fair value option to record the changes in fair value of these securities through income as a component of net realized gains (losses).
Fixed Maturities The composition of fixed maturities by maturity at March 31, 2024, was:

(millions)	Cost	Fair Value
Less than one year	$7,227.5	$7,084.8
One to five years	45,277.4	43,850.9
Five to ten years	13,394.2	12,645.2
Ten years or greater	50.2	48.8
Total	$65,949.3	$63,629.7
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
Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2024
U.S. government obligations	139	$32,968.1	$(1,327.3)	37	$21,634.6	$(295.1)	102	$11,333.5	$(1,032.2)
State and local government obligations	330	1,922.7	(142.4)	41	250.7	(1.8)	289	1,672.0	(140.6)
Foreign government obligations	1	15.9	(1.0)	0	0	0	1	15.9	(1.0)
Corporate debt securities	363	8,094.3	(328.1)	106	2,369.6	(20.6)	257	5,724.7	(307.5)
Residential mortgage-backed securities	35	78.0	(9.2)	1	0	0	34	78.0	(9.2)
Commercial mortgage-backed securities	181	3,741.7	(519.3)	4	190.5	(1.8)	177	3,551.2	(517.5)
Other asset-backed securities	193	3,259.5	(93.9)	59	1,303.5	(2.3)	134	1,956.0	(91.6)
Redeemable preferred stocks	3	32.9	(2.0)	0	0	0	3	32.9	(2.0)
Total fixed maturities	1,245	$50,113.1	$(2,423.2)	248	$25,748.9	$(321.6)	997	$24,364.2	$(2,101.6)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2023
U.S. government obligations	148	$19,446.8	$(1,209.6)	40	$5,938.5	$(127.5)	108	$13,508.3	$(1,082.1)
State and local government obligations	343	1,943.6	(161.7)	72	350.7	(7.4)	271	1,592.9	(154.3)
Foreign government obligations	1	15.8	(1.1)	0	0	0	1	15.8	(1.1)
Corporate debt securities	390	8,129.9	(525.4)	93	2,239.3	(75.5)	297	5,890.6	(449.9)
Residential mortgage-backed securities	43	141.7	(16.3)	13	10.0	(0.4)	30	131.7	(15.9)
Commercial mortgage-backed securities	220	4,484.5	(751.2)	11	53.4	(1.5)	209	4,431.1	(749.7)
Other asset-backed securities	267	4,391.9	(222.5)	61	884.8	(6.2)	206	3,507.1	(216.3)
Redeemable preferred stocks	4	48.8	(5.2)	1	10.6	(1.4)	3	38.2	(3.8)
Total fixed maturities	1,416	$38,603.0	$(2,893.0)	291	$9,487.3	$(219.9)	1,125	$29,115.7	$(2,673.1)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2023
U.S. government obligations	147	$28,225.0	$(1,157.9)	25	$11,890.0	$(100.0)	122	$16,335.0	$(1,057.9)
State and local government obligations	324	1,846.2	(138.4)	31	169.9	(0.9)	293	1,676.3	(137.5)
Foreign government obligations	1	16.3	(1.0)	0	0	0	1	16.3	(1.0)
Corporate debt securities	313	6,642.4	(332.3)	26	617.2	(14.7)	287	6,025.2	(317.6)
Residential mortgage-backed securities	39	88.4	(10.0)	2	0.4	0	37	88.0	(10.0)
Commercial mortgage-backed securities	189	3,912.2	(597.7)	1	30.7	(2.5)	188	3,881.5	(595.2)
Other asset-backed securities	207	3,299.1	(107.1)	41	639.4	(1.2)	166	2,659.7	(105.9)
Redeemable preferred stocks	3	32.5	(2.4)	0	0	0	3	32.5	(2.4)
Total fixed maturities	1,223	$44,062.1	$(2,346.8)	126	$13,347.6	$(119.3)	1,097	$30,714.5	$(2,227.5)
A review of the securities in an unrealized loss position indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.
We had seven securities that had their credit ratings downgraded during the first quarter 2024, with a combined fair value of $58.2 million and an unrealized loss of $8.2 million as of March 31, 2024.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible during the first three months of 2024 or 2023, and did not have a material credit loss allowance balance as of March 31, 2024 and 2023, or December 31, 2023. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included:

•current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates);
•credit support (via current levels of subordination);
•historical credit ratings; and
•updated cash flow expectations based upon these performance indicators.
In order to determine the amount of credit loss, if any, we initially reviewed securities in a loss position to determine whether it was likely that we would be required, or intended, to sell any of the securities prior to the recovery of their respective cost bases (which could be maturity). If we were likely to, or intended to, sell prior to a potential recovery, we would write off the unrealized loss. For those securities that we determined we were not likely to, or did not intend to, sell prior to a potential recovery, we performed additional analysis to determine if the loss was credit related. For securities subject to credit related loss, we calculated the net present value (NPV) of the cash flows expected (i.e., expected recovery value) using the current book yield for each security. The NPV was then compared to the security’s current amortized value to determine if a credit loss existed. In the event that the NPV was below the amortized value, and the amount was determined to be material on any specific security, or in the aggregate, a credit loss would be deemed to exist, and either an allowance for credit losses would be created, or if an allowance currently existed, either a recovery of the previous allowance, or an incremental loss, would be recorded to net realized gains (losses) on securities.
As of March 31, 2024 and 2023, and December 31, 2023, we believe that none of the unrealized losses on our fixed-maturity securities were related to material credit losses on any specific securities, or in the aggregate. We continue to expect all the securities in our fixed-maturity portfolio to pay their principal and interest obligations.
In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at March 31, 2024 and 2023, and December 31, 2023, to determine if the accrued interest amounts were uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal, obligations and, therefore, did not write off any accrued income as uncollectible at March 31, 2024 and 2023, or December 31, 2023.

Realized Gains (Losses) The components of net realized gains (losses) for the three months ended March 31, were:

	Three Months
(millions)	2024	2023
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$0	$3.8
State and local government obligations	0.3	0
Corporate debt securities	2.9	0.1
Total available-for-sale securities	3.2	3.9
Equity securities:
Nonredeemable preferred stocks	0	0.1
Common equities	11.2	132.0
Total equity securities	11.2	132.1
Subtotal gross realized gains on security sales	14.4	136.0
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(135.3)	(11.5)
State and local government obligations	(0.1)	0
Corporate debt securities	(14.8)	(20.4)
Commercial mortgage-backed securities	(4.3)	(34.5)
Other asset-backed securities	(0.1)	(0.2)
Redeemable preferred stocks	(0.3)	0
Short-term investments	0	(0.1)
Total available-for-sale securities	(154.9)	(66.7)
Equity securities:
Nonredeemable preferred stocks	(5.9)	(101.0)
Common equities	(0.1)	(11.8)
Total equity securities	(6.0)	(112.8)
Subtotal gross realized losses on security sales	(160.9)	(179.5)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	(135.3)	(7.7)
State and local government obligations	0.2	0
Corporate debt securities	(11.9)	(20.3)
Commercial mortgage-backed securities	(4.3)	(34.5)
Other asset-backed securities	(0.1)	(0.2)
Redeemable preferred stocks	(0.3)	0
Short-term investments	0	(0.1)
Total available-for-sale securities	(151.7)	(62.8)
Equity securities:
Nonredeemable preferred stocks	(5.9)	(100.9)
Common equities	11.1	120.2
Total equity securities	5.2	19.3
Subtotal net realized gains (losses) on security sales	(146.5)	(43.5)
Other assets
Gain	0	13.2
Impairment	0	(2.3)
Subtotal net realized gains (losses) on other assets	0	10.9
Net holding period gains (losses)
Hybrid securities	7.2	13.9
Equity securities	294.9	90.5
Subtotal net holding period gains (losses)	302.1	104.4
Total net realized gains (losses) on securities	$155.6	$71.8

Realized gains (losses) on securities sold are computed using the first-in-first-out method. During the first three months of 2024, the majority of our gross realized losses on security sales were U.S. Treasury Notes that were sold for duration management. We also sold corporate debt securities with less attractive risk/reward profiles and select commercial mortgage-backed securities. During the first quarter 2023, the gross gains in common equities reflected sales of securities, as part of our plan to incrementally reduce risk in the portfolio in response to our view of the potential of a more difficult economic environment. The gross loss incurred in our nonredeemable preferred stocks, during the first quarter 2023, was primarily related to the sale of certain holdings in U.S. bank preferred stocks. In addition, during the first quarter last year, we selectively sold securities, which were primarily corporate debt securities and commercial mortgage-backed securities.

The other asset gain for the first three months of 2023, related to proceeds received as the result of litigation in conjunction with three renewable energy investments we made from 2016 through 2018 (the original investments were previously written down in full).
The following table reflects our holding period realized gains (losses) recognized on equity securities held at the respective periods ended March 31:

	Three Months
(millions)	2024	2023
Total net gains (losses) recognized during the period on equity securities	$300.1	$109.8
Less: Net gains (losses) recognized on equity securities sold during the period	5.2	19.3
Net holding period gains (losses) recognized during the period on equity securities held at period end	$294.9	$90.5
Net Investment Income The components of net investment income for the three months ended March 31, were:

	Three Months
(millions)	2024	2023
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$306.9	$163.2
State and local government obligations	12.4	10.6
Foreign government obligations	0.1	0.1
Corporate debt securities	121.5	83.6
Residential mortgage-backed securities	5.4	9.2
Commercial mortgage-backed securities	46.4	50.0
Other asset-backed securities	78.2	48.5
Redeemable preferred stocks	2.9	2.9
Total fixed maturities	573.8	368.1
Short-term investments	18.9	24.7
Total available-for-sale securities	592.7	392.8
Equity securities:
Nonredeemable preferred stocks	11.0	15.1
Common equities	13.9	11.7
Total equity securities	24.9	26.8
Investment income	617.6	419.6
Investment expenses	(5.7)	(5.5)
Net investment income	$611.9	$414.1
On a year-over-year basis, investment income (interest and dividends) increased 47% and recurring investment book yield increased 23% for the three months ended March 31, 2024, compared to the same period last year. The increases primarily reflected investing new cash from operations and proceeds from maturing bonds in higher coupon rate securities.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2024
Fixed maturities:
U.S. government obligations	$38,562.7	$0	$0	$38,562.7	$39,823.8
State and local government obligations	0	2,059.8	0	2,059.8	2,200.7
Foreign government obligations	0	15.9	0	15.9	16.9
Corporate debt securities	0	12,518.3	3.0	12,521.3	12,821.9
Subtotal	38,562.7	14,594.0	3.0	53,159.7	54,863.3
Asset-backed securities:
Residential mortgage-backed	0	383.1	0	383.1	390.1
Commercial mortgage-backed	0	3,851.8	0	3,851.8	4,368.6
Other asset-backed	0	6,061.2	0	6,061.2	6,146.1
Subtotal asset-backed securities	0	10,296.1	0	10,296.1	10,904.8
Redeemable preferred stocks:
Financials	0	23.2	0	23.2	24.5
Utilities	0	9.6	0	9.6	10.4
Industrials	0	141.1	0	141.1	146.3
Subtotal redeemable preferred stocks	0	173.9	0	173.9	181.2
Total fixed maturities	38,562.7	25,064.0	3.0	63,629.7	65,949.3
Short-term investments	1,326.7	0	0	1,326.7	1,326.7
Total available-for-sale securities	39,889.4	25,064.0	3.0	64,956.4	67,276.0
Equity securities:
Nonredeemable preferred stocks:
Financials	0	785.3	49.2	834.5	876.1
Utilities	0	37.4	0	37.4	40.0
Industrials	0	0	14.8	14.8	15.0
Subtotal nonredeemable preferred stocks	0	822.7	64.0	886.7	931.1
Common equities:
Common stocks	3,148.1	0	22.5	3,170.6	683.9
Other risk investments	0	0	24.3	24.3	24.3
Subtotal common equities	3,148.1	0	46.8	3,194.9	708.2
Total equity securities	3,148.1	822.7	110.8	4,081.6	1,639.3
Total portfolio	$43,037.5	$25,886.7	$113.8	$69,038.0	$68,915.3
Debt	$0	$6,297.8	$0	$6,297.8	$6,889.7

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2023
Fixed maturities:
U.S. government obligations	$27,350.1	$0	$0	$27,350.1	$28,490.9
State and local government obligations	0	2,061.6	0	2,061.6	2,222.4
Foreign government obligations	0	15.8	0	15.8	16.9
Corporate debt securities	0	10,681.3	0	10,681.3	11,195.8
Subtotal	27,350.1	12,758.7	0	40,108.8	41,926.0
Asset-backed securities:
Residential mortgage-backed	0	630.0	0	630.0	655.0
Commercial mortgage-backed	0	4,503.0	0	4,503.0	5,252.6
Other asset-backed	0	4,865.8	0	4,865.8	5,087.8
Subtotal asset-backed securities	0	9,998.8	0	9,998.8	10,995.4
Redeemable preferred stocks:
Financials	0	40.0	0	40.0	43.5
Utilities	0	8.8	0	8.8	10.5
Industrials	9.6	123.2	0	132.8	148.5
Subtotal redeemable preferred stocks	9.6	172.0	0	181.6	202.5
Total fixed maturities	27,359.7	22,929.5	0	50,289.2	53,123.9
Short-term investments	2,524.1	0	0	2,524.1	2,524.1
Total available-for-sale securities	29,883.8	22,929.5	0	52,813.3	55,648.0
Equity securities:
Nonredeemable preferred stocks:
Financials	40.0	884.5	67.4	991.9	1,102.7
Utilities	0	70.5	0	70.5	80.0
Industrials	0	0	16.4	16.4	15.0
Subtotal nonredeemable preferred stocks	40.0	955.0	83.8	1,078.8	1,197.7
Common equities:
Common stocks	2,755.7	0	18.3	2,774.0	720.2
Other risk investments	0	0	20.3	20.3	20.3
Subtotal common equities	2,755.7	0	38.6	2,794.3	740.5
Total equity securities	2,795.7	955.0	122.4	3,873.1	1,938.2
Total portfolio	$32,679.5	$23,884.5	$122.4	$56,686.4	$57,586.2
Debt	$0	$5,881.0	$0	$5,881.0	$6,389.3

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2023
Fixed maturities:
U.S. government obligations	$36,869.4	$0	$0	$36,869.4	$37,823.2
State and local government obligations	0	2,202.8	0	2,202.8	2,338.4
Foreign government obligations	0	16.3	0	16.3	17.3
Corporate debt securities	0	11,180.7	3.0	11,183.7	11,446.0
Subtotal	36,869.4	13,399.8	3.0	50,272.2	51,624.9
Asset-backed securities:
Residential mortgage-backed	0	417.2	0	417.2	426.9
Commercial mortgage-backed	0	3,939.7	0	3,939.7	4,535.2
Other asset-backed	0	5,575.4	0	5,575.4	5,667.2
Subtotal asset-backed securities	0	9,932.3	0	9,932.3	10,629.3
Redeemable preferred stocks:
Financials	0	23.1	0	23.1	24.5
Utilities	0	9.4	0	9.4	10.4
Industrials	0	141.2	0	141.2	152.8
Subtotal redeemable preferred stocks	0	173.7	0	173.7	187.7
Total fixed maturities	36,869.4	23,505.8	3.0	60,378.2	62,441.9
Short-term investments	1,757.0	32.9	0	1,789.9	1,789.9
Total available-for-sale securities	38,626.4	23,538.7	3.0	62,168.1	64,231.8
Equity securities:
Nonredeemable preferred stocks:
Financials	0	802.7	49.2	851.9	922.1
Utilities	0	35.4	0	35.4	40.0
Industrials	0	0	14.8	14.8	15.0
Subtotal nonredeemable preferred stocks	0	838.1	64.0	902.1	977.1
Common equities:
Common stocks	2,885.3	0	22.5	2,907.8	685.4
Other risk investments	0	0	20.6	20.6	20.6
Subtotal common equities	2,885.3	0	43.1	2,928.4	706.0
Total equity securities	2,885.3	838.1	107.1	3,830.5	1,683.1
Total portfolio	$41,511.7	$24,376.8	$110.1	$65,998.6	$65,914.9
Debt	$0	$6,431.3	$0	$6,431.3	$6,888.6

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
At March 31, 2024, vendor-quoted prices represented 92% of our Level 1 classifications (excluding short-term investments), compared to 91% at March 31, 2023 and 93% at December 31, 2023. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges. All Level 1 preferred stocks with active exchange quotes were sold during 2023.
At both March 31, 2024 and December 31, 2023, vendor-quoted prices comprised 100% of our Level 2 classifications (excluding short-term investments), compared to 98% at March 31, 2023; the remaining 2% at March 31, 2023 were dealer-quoted prices. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
At both March 31, 2024 and December 31, 2023, we held one privately held fixed-maturity security that is classified as a Level 3 investment. At March 31, 2023, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
During the first three months of 2024 and for the full year of 2023, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Due to the relative size of the Level 3 securities’ fair values, compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2024 and 2023:

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2023	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2024
Fixed maturities:
Corporate debt securities	$3.0	$0	$0	$0	$0	$0	$0	$3.0
Equity securities:
Nonredeemable preferred stocks:
Financials	49.2	0	0	0	0	0	0	49.2
Industrials	14.8	0	0	0	0	0	0	14.8
Common equities:
Common stocks	22.5	0	0	0	0	0	0	22.5
Other risk investments	20.6	3.7	0	0	0	0	0	24.3
Total Level 3 securities	$110.1	$3.7	$0	$0	$0	$0	$0	$113.8

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2022	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2023
Equity securities:
Nonredeemable preferred stocks:
Financials	$67.4	$0	$0	$0	$0	$0	$0	$67.4
Industrials	16.4	0	0	0	0	0	0	16.4
Common equities:
Common stocks	18.3	0	0	0	0	0	0	18.3
Other risk investments	19.8	0.5	0	0	0	0	0	20.3
Total Level 3 securities	$121.9	$0.5	$0	$0	$0	$0	$0	$122.4

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at March 31, 2024 and 2023, and December 31, 2023:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2024	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate debt securities	$3.0	Market comparables	Weighted average market capitalization price change %	(2.3)% to 1.2%	(0.1)%
Equity securities:
Nonredeemable preferred stocks	64.0	Market comparables	Weighted average market capitalization price change %	3.4% to 28.4%	22.6%
Common stocks	22.5	Market comparables	Weighted average market capitalization price change %	(37.9)% to 39.6%	3.4%
Subtotal Level 3 securities	89.5
Pricing exemption securities	24.3
Total Level 3 securities	$113.8

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2023	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$83.8	Market comparables	Weighted average market capitalization price change %	2.7% to 23.3%	9.2%
Common stocks	18.3	Market comparables	Weighted average market capitalization price change %	(51.3)% to 48.3%	15.6%
Subtotal Level 3 securities	102.1
Pricing exemption securities	20.3
Total Level 3 securities	$122.4

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate debt securities	$3.0	Market comparables	Weighted average market capitalization price change %	0.3% to 7.7%	2.6%
Equity securities:
Nonredeemable preferred stocks	64.0	Market comparables	Weighted average market capitalization price change %	17.2% to 39.7%	21.7%
Common stocks	22.5	Market comparables	Weighted average market capitalization price change %	(45.8)% to 95.6%	39.7%
Subtotal Level 3 securities	89.5
Pricing exemption securities	20.6
Total Level 3 securities	$110.1

4. DEBT
Debt at each of the balance sheet periods consisted of:

	March 31, 2024		March 31, 2023		December 31, 2023
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
2.45% Senior Notes due 2027 (issued: $500.0, August 2016)	$498.7	$468.6	$498.3	$464.2	$498.6	$468.9
2.50% Senior Notes due 2027 (issued: $500.0, March 2022)	498.2	468.5	497.7	463.8	498.1	469.1
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	297.9	323.5	297.6	329.6	297.8	328.7
4.00% Senior Notes due 2029 (issued: $550.0, October 2018)	547.1	532.5	546.5	538.5	546.9	542.6
3.20% Senior Notes due 2030 (issued: $500.0, March 2020)	497.4	456.1	497.0	460.0	497.3	462.2
3.00% Senior Notes due 2032 (issued: $500.0, March 2022)	496.4	435.7	496.0	446.9	496.3	446.0
6.25% Senior Notes due 2032 (issued: $400.0, November 2002)	396.8	434.2	396.5	448.1	396.7	445.6
4.95% Senior Notes due 2033 (issued: $500.0, May 2023)	496.5	499.2	0	0	496.4	513.0
4.35% Senior Notes due 2044 (issued: $350.0, April 2014)	347.0	312.8	346.9	312.3	347.0	314.2
3.70% Senior Notes due 2045 (issued: $400.0, January 2015)	395.9	327.9	395.8	324.0	395.9	325.1
4.125% Senior Notes due 2047 (issued: $850.0, April 2017)	842.3	719.2	842.1	743.8	842.3	756.2
4.20% Senior Notes due 2048 (issued: $600.0, March 2018)	590.7	519.8	590.4	530.0	590.6	534.1
3.95% Senior Notes due 2050 (issued: $500.0, March 2020)	491.2	409.8	491.0	420.3	491.1	422.3
3.70% Senior Notes due 2052 (issued: $500.0, March 2022)	493.6	390.0	493.5	399.5	493.6	403.3
Total	$6,889.7	$6,297.8	$6,389.3	$5,881.0	$6,888.6	$6,431.3
There was no short-term debt outstanding as of the end of all the periods presented.
The Progressive Corporation has a line of credit with PNC Bank, National Association, in the maximum principal amount of $300 million. See the 2023 Annual Report to Shareholders for a discussion of the terms of this line of credit. We had no borrowings under the line of credit that was available during the periods presented.

5. INCOME TAXES
The effective tax rate for the three months ended March 31, 2024, was 20.7%, compared to 19.2% for the same period last year, with the change primarily due to our permanent tax differences having a lower impact on our effective rate due to increased profitability in the current year.
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At March 31, 2024 and 2023, and December 31, 2023, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. At March 31, 2024 and 2023, and December 31, 2023, the net deferred tax asset includes a gross deferred tax asset of $482.5 million, $582.6 million, and $427.3 million, respectively, related to unrealized losses on fixed-maturity securities. We believe this deferred tax asset will be realized based on the existence of current temporary differences related to unrealized gains in our equity portfolio, prior year capital gains, and other tax planning strategies.
We had net current income taxes payable of $961.8 million, $203.3 million, and $311.8 million at March 31, 2024 and 2023, and December 31, 2023, respectively, included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets. The increase in income taxes payable was primarily driven by the increase in profitability during the first quarter 2024.
At March 31, 2024 and 2023, and December 31, 2023, we had no reserves for uncertain tax positions.

6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Activity in the loss and loss adjustment expense reserves is summarized as follows:

	March 31,
(millions)	2024	2023
Balance at January 1	$34,389.2	$30,359.3
Less reinsurance recoverables on unpaid losses	4,789.0	5,559.2
Net balance at January 1	29,600.2	24,800.1
Incurred related to:
Current year	10,983.0	10,002.8
Prior years	(11.4)	621.2
Total incurred	10,971.6	10,624.0
Paid related to:
Current year	4,421.7	3,962.6
Prior years	5,971.0	5,736.2
Total paid	10,392.7	9,698.8
Net balance at March 31	30,179.1	25,725.3
Plus reinsurance recoverables on unpaid losses	4,651.9	5,301.1
Balance at March 31	$34,831.0	$31,026.4
We experienced favorable reserve development of $11.4 million during the first three months of 2024, compared to unfavorable development of $621.2 million for the same period last year, which is reflected as “incurred related to prior years” in the table above.
First Quarter 2024
•The favorable prior year reserve development included approximately $50 million of favorable development attributable to accident year 2023 and $15 million to accident year 2022; partially offset by unfavorable development attributable to accident years 2021 and prior.
•Our personal auto products incurred about $100 million of favorable loss and loss adjustment expense (LAE) reserve development, in part due to lower than anticipated frequency in Florida following tort reform that passed in the first quarter 2023, with about 60% attributable to the Agency auto business and the balance in the Direct auto business.
•Our Commercial Lines business experienced about $70 million of unfavorable development, primarily driven by higher than anticipated severity in our commercial auto business for California and New York.
First Quarter 2023
•The unfavorable prior year reserve development included approximately $498 million attributable to accident year 2022, $30 million to accident year 2021, and the remainder to accident years 2020 and prior.
•Our personal auto products incurred about $428 million of unfavorable loss and LAE reserve development, with the Agency and Direct auto businesses each contributing about half. The unfavorable development was primarily attributable to higher than anticipated severity in auto property and physical damage coverages, higher than anticipated late reported injury claims, and, to a lessor extent, increased loss costs in Florida injury and medical coverages in small part due to the impact of the legislation enacted in March 2023 in Florida.
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

7. SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries. The amount of overnight reverse repurchase commitments, which are not considered part of the investment portfolio, held by these subsidiaries at March 31, 2024 and 2023, and December 31, 2023, were $107.7 million, $177.5 million, and $68.2 million, respectively. Restricted cash and restricted cash equivalents include collateral held against unpaid deductibles and cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are participants.
Non-cash activity included the following in the respective periods:

	Three Months Ended March 31,
(millions)	2024	2023
Common share dividends[1]	$58.6	$58.5
Operating lease liabilities[2]	28.0	9.3
1 Declared but unpaid. See Note 9 – Dividends for further discussion.
2 From obtaining right-of-use assets.
In the respective periods, we paid the following:

	Three Months Ended March 31,
(millions)	2024	2023
Income taxes	$0	$0.1
Interest	87.9	87.9
Operating lease liabilities	21.6	21.5

8. SEGMENT INFORMATION
Our Personal Lines segment writes insurance for personal autos and recreational vehicles (our special lines products). Our Commercial Lines segment writes auto-related liability and physical damage insurance, business-related general liability and property insurance predominately for small businesses, and workers’ compensation insurance primarily for the transportation industry. Our Property segment writes residential property insurance for homeowners, other property owners, and renters, and umbrella insurance. Our service businesses provide insurance-related services, including serving as an agent for homeowners, general liability, and workers’ compensation insurance, among other products, through programs in our direct Personal Lines and Commercial Lines businesses. All segment revenues are generated from external customers; all intercompany transactions are eliminated in consolidation.
Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2024		2023
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$5,857.7	$950.7	$4,860.2	$162.6
Direct	7,020.5	1,043.6	5,717.4	(22.1)
Total Personal Lines[1]	12,878.2	1,994.3	10,577.6	140.5
Commercial Lines	2,557.4	209.0	2,356.1	37.2
Property	712.8	46.9	598.7	(32.7)
Other indemnity[2]	0.2	(0.3)	0.7	(3.4)
Total underwriting operations	16,148.6	2,249.9	13,533.1	141.6
Fees and other revenues[3]	236.5	NA	206.2	NA
Service businesses	84.2	(7.9)	72.5	(9.8)
Investments[4]	773.2	767.5	491.4	485.9
Interest expense	NA	(69.6)	NA	(63.3)
Consolidated total	$17,242.5	$2,939.9	$14,303.2	$554.4
NA = Not applicable
1 Personal auto insurance accounted for 95% and 94% of the total Personal Lines segment net premiums earned during the three months ended March 31, 2024 and 2023, respectively; insurance for our special lines products (e.g., motorcycles, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 Includes other underwriting business and run-off operations.
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

	Three Months Ended March 31,
	2024		2023
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	16.2%	83.8	3.3%	96.7
Direct	14.9	85.1	(0.4)	100.4
Total Personal Lines	15.5	84.5	1.3	98.7
Commercial Lines	8.2	91.8	1.6	98.4
Property	6.6	93.4	(5.5)	105.5
Total underwriting operations	13.9	86.1	1.0	99.0
9. DIVIDENDS
Following is a summary of our common and preferred share dividends that were declared and/or paid during the three months ended March 31, 2024 and 2023:

(millions, except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Common – Annual-Variable Dividends:
December 2023	January 2024	$0.75	$439.3

Common – Quarterly Dividends:
March 2024	April 2024	0.10	58.6
December 2023	January 2024	0.10	58.6
March 2023	April 2023	0.10	58.5
December 2022	January 2023	0.10	58.5

Preferred Dividends:
January 2024[2]	February 2024	15.688377	7.8
December 2022	March 2023	26.875	13.4
1 The accrual is based on an estimate of shares outstanding as of the record date and recorded as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets until paid.
2 During the first quarter 2024, we redeemed all of the outstanding Serial Preferred Shares, Series B, at the stated amount of $1,000 per share, for an aggregate payout of $507.8 million, including accrued and unpaid dividends of $7.8 million to, but excluding, February 22, 2024, which was the redemption date.
See Note 14 – Dividends in our 2023 Annual Report to Shareholders for a discussion of the dividend policies related to our common shares and our preferred shares, prior to redemption.

10. OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2023	$(2,052.9)	$437.2	$(1,615.7)	$(1,600.8)	$(14.0)	$(0.9)
Other comprehensive income (loss) before reclassifications:
Investment securities	(413.6)	86.9	(326.7)	(326.7)	0	0
Foreign currency translation adjustment	(0.3)	0.1	(0.2)	0	0	(0.2)
Total other comprehensive income (loss) before reclassifications	(413.9)	87.0	(326.9)	(326.7)	0	(0.2)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(150.5)	31.6	(118.9)	(118.9)	0	0
Interest expense	(0.1)	0	(0.1)	0	(0.1)	0
Total reclassification adjustment for amounts realized in net income	(150.6)	31.6	(119.0)	(118.9)	(0.1)	0
Total other comprehensive income (loss)	(263.3)	55.4	(207.9)	(207.8)	0.1	(0.2)
Balance at March 31, 2024	$(2,316.2)	$492.6	$(1,823.6)	$(1,808.6)	$(13.9)	$(1.1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2022	$(3,556.9)	$754.9	$(2,802.0)	$(2,786.3)	$(14.5)	$(1.2)
Other comprehensive income (loss) before reclassifications:
Investment securities	705.6	(148.2)	557.4	557.4	0	0
Total other comprehensive income (loss) before reclassifications	705.6	(148.2)	557.4	557.4	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(57.9)	12.1	(45.8)	(45.8)	0	0
Interest expense	(0.1)	0	(0.1)	0	(0.1)	0
Total reclassification adjustment for amounts realized in net income	(58.0)	12.1	(45.9)	(45.8)	(0.1)	0
Total other comprehensive income (loss)	763.6	(160.3)	603.3	603.2	0.1	0
Balance at March 31, 2023	$(2,793.3)	$594.6	$(2,198.7)	$(2,183.1)	$(14.4)	$(1.2)
In an effort to manage interest rate risk, we entered into forecasted transactions on certain of Progressive’s debt issuances. We expect to reclassify $0.6 million (pretax) into interest expense during the next 12 months, related to net unrealized losses on these forecasted transactions (see Note 4 – Debt in our 2023 Annual Report to Shareholders for further discussion).

11. LITIGATION
The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies written by our insurance subsidiaries in the ordinary course of business. We consider all legal actions relating to such claims in establishing our loss and loss adjustment expense reserves.
In addition, The Progressive Corporation and/or its insurance subsidiaries are named as defendants in a number of class action or individual lawsuits that challenge certain of the operations of the subsidiaries. The nature and volume of litigation pending against The Progressive Corporation and/or its insurance subsidiaries is similar to that which was disclosed in Note 12 – Litigation in our 2023 Annual Report to Shareholders.
As of March 31, 2024, lawsuits have been certified or conditionally certified as class/collective actions in cases alleging: we improperly value total loss claims in Colorado, Georgia, Indiana, New York, and Pennsylvania; we improperly fail to pay fees and taxes associated with total losses in Michigan and New York; we improperly adjust medical bills in Washington; we improperly calculate basic economic loss as it relates to wage loss coverage in New York; we improperly fail to timely process and pay personal injury protection claims in Texas; we improperly reduce or deny first-party medical benefits in Arkansas; and that certain of our compensation practices and overtime payment practices are improper, including our classification of certain employees as exempt from overtime pay requirements. Other insurance companies face many of these same issues.
We plan to contest the pending lawsuits vigorously, but may pursue settlement negotiations in some cases, as we deem appropriate. Although outcomes of pending cases are uncertain until final disposition, we establish accruals for these lawsuits when it is probable that a loss has been or will be incurred and we can reasonably estimate potential loss exposure, which may include a range of loss. As to lawsuits for which the loss is considered neither probable nor estimable, or is considered probable but not estimable, we do not establish an accrual. Nevertheless, we continue to evaluate pending litigation to determine if any losses not deemed probable and estimable become so, at which point we would establish an accrual at either our best estimate of the loss or the lower end of the range of loss.
Lawsuits arising from insurance policies and operations, including but not limited to allegations involving claims adjustment and vehicle valuation, may be filed contemporaneously in multiple states. As of March 31, 2024, we are named as defendants in class action lawsuits pending in multiple states alleging that we improperly value total loss vehicle physical damage claims through the application of a negotiation adjustment in calculating such valuations, which includes five states in which classes have been certified, as noted above, and lawsuits styled as putative class actions pending in additional states. These lawsuits, which were filed at different times by different plaintiffs, feature certain similar claims and also include different allegations and are subject to various state laws. While we believe we have meritorious defenses and we are vigorously contesting these lawsuits, an unfavorable result in, or a settlement of, a significant number of these lawsuits could, in aggregation, have a material adverse effect on our financial condition, cash flows, and/or results of operations. Based on information known at March 31, 2024, we determined that losses from these lawsuits are reasonably possible but neither probable nor reasonably estimable.
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at March 31, 2024 and 2023, or December 31, 2023, and there were no material settlements during 2023 or the first three months of 2024. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2023 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2023 Annual Report to Shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
I. OVERVIEW
During the first quarter 2024, The Progressive Corporation’s insurance subsidiaries recognized strong growth in both premiums and policies in force, compared to the same period last year, and generated an underwriting profit significantly better than our 4% companywide calendar-year underwriting profit goal.
Net premiums written and earned increased 18% and 19%, respectively, compared to the same period last year, with all operating segments contributing to the growth. For the quarter, we generated $19.0 billion of net premiums written, which was an increase of $2.9 billion, compared to the first quarter 2023.
On a companywide basis, we ended the quarter with 30.8 million policies in force, which was 7% greater than the same period last year. Policies in force increased 1.1 million since year-end 2023 and 2.0 million from the end of March 2023. Although personal auto new business applications were down from the prior year, reflecting the rate and non-rate actions we took throughout 2023 to manage profitability, policy in force growth benefited from improved retention in both our Personal Lines and Property businesses.
Profitability for the quarter was strong with our companywide combined ratio for the first quarter 2024 of 86.1, which was 12.9 points better than the first quarter last year and 9.9 points better than our calendar-year underwriting profitability goal. Several factors contributed to the significant year-over-year improvement in our underwriting profit. The average earned premiums per policy were higher than the prior year first quarter in all of our operating segments, primarily due to the rate increases we took during 2023 to meet our companywide profitability target. Also, on a year-over-year basis for the first quarter, our incurred personal auto accident frequency decreased 9% and, while severity was up 3%, we are starting to see indications that severity trends are stabilizing. In addition, in the first quarter 2024, we had favorable prior accident years reserve development of 0.1 points, compared to unfavorable development in the first quarter last year of 4.6 points. Lastly, our companywide expense ratio was 2.3 points lower in the first quarter 2024, compared to the same period last year, in large part due to a 7% decrease in advertising spend. We are increasing our media spend to maximize growth and will continue to do so as long as we remain on track to achieve our target profitability and generate sales at a cost below the maximum amount we are willing to spend to acquire a new customer.
On a year-over-year basis, for the first quarter 2024, net income increased $1.9 billion and comprehensive income increased $1.1 billion, compared to the same period last year. The increase in net income primarily reflected the increase in underwriting profitability. During the quarter, net income also benefited from a 47% increase in recurring investment income, primarily due to investing new cash from operations and proceeds from maturing bonds in higher coupon rate securities.
The quarter-over-prior-year quarter increase in comprehensive income reflected the increase in net income partially offset by the change in net unrealized losses on our fixed-maturity securities during the periods. During the first quarter 2024, net unrealized losses increased, compared to a decrease in net unrealized losses in the first quarter last year, with both periods primarily driven by the then-current interest rate environment, with a moderate decline in interest rates during the first quarter last year.
Total capital (debt plus shareholders’ equity) at March 31, 2024, was $28.7 billion, which was up $1.5 billion from year-end 2023. During the first quarter 2024, we earned $2.1 billion of comprehensive income, which was offset by the $0.5 billion redemption of all of our outstanding Serial Preferred Shares, Series B, during the quarter, as discussed in further detail in Financial Condition below.
A. Insurance Operations
During the first quarter 2024, all of our operating segments were profitable with Personal Lines, Commercial Lines, and Property reporting combined ratios of 84.5, 91.8, and 93.4, respectively. Personal Lines is comprised of both our personal auto and special lines products, with the latter typically having lower losses during the first quarter due to the seasonal nature of these products (e.g., motorcycles, boats, and RVs). The special lines profitability during the first quarter contributed just over a 1 point favorable impact to our total Personal Lines combined ratio. During the quarter, all of our operating segments benefited from higher average earned premiums per policy, lower incurred loss frequency and severity trends, and lower expense ratios, with Personal Lines also benefiting from favorable prior accident year reserve development.
As a result of the rate actions we took during 2023 to help achieve our target profit margin, we currently believe that, in most states, we are adequately priced in our personal auto and core commercial auto (which exclude our transportation network company (TNC) business, business owners’ policy (BOP), and Progressive Fleet & Specialty (previously referred to as Protective Insurance)) products. We will continue to monitor the factors that could impact our loss costs for both our vehicle and Property businesses, which may include new and used car prices, miles driven, driving patterns, loss severity, weather events, building materials, construction costs, inflation, and other components, on a state-by-state basis, and adjust rates as we deem appropriate. We currently anticipate that aggregate rate changes throughout 2024 will be of lesser magnitude than those taken in each of the prior two years, but we will continue to evaluate our rate need and adjust rates as we deem necessary.
Throughout the first quarter 2024, we continued to lift the non-rate actions implemented last year, on a state-by-state basis, as our focus shifted from achieving our target profit margin to maximizing profitable growth.
For the first quarter 2024, net premiums written grew 18% compared to the first quarter last year, with all segments showing strong growth. Personal Lines net premiums written grew 20%, with the Agency and Direct distribution channels growing 18% and 21%, respectively. Commercial Lines net premiums written grew 11% and Property grew 17%. Changes in net premiums written are a function of new business applications (i.e., policies sold), business mix, premium per policy, and retention.
In the first quarter 2024, we experienced a decrease in Personal Lines new business applications, primarily reflecting the significant volume of new applications written in the prior year first quarter. On a quarter-over-prior-year quarter basis, new personal auto applications decreased 9% for the first quarter 2024, compared to an increase of 83% in the same period in 2023. As certain new business restrictions began to be lifted during the quarter, we saw personal auto new business application growth stabilize towards the end of the quarter.
New applications in our core commercial auto business increased 2% during the first quarter 2024, compared to the same period last year. Excluding the impact of the for-hire transportation business market target (BMT), which had a year-over-year decrease in new applications, our core commercial auto new application growth would have been 9% during the first quarter 2024. The for-hire transportation BMT continues to be adversely impacted by challenging freight market conditions that have caused a decline in the active number of motor carriers in this BMT.
New applications in the Property business were up 31% over the first quarter last year as we continued to focus on growing new business in less volatile weather states and home and auto bundles, as well as lower risk properties, such as new construction or homes with newer roofs, in regions where our appetite to write new business is limited.
During the first quarter 2024, on a year-over-year basis, average written premium per policy grew 14% in personal auto, 10% in core commercial auto, and 2% in Property. The growth in personal auto, commercial auto, and Property primarily reflected rate increases taken throughout 2023, in response to rising loss costs, that continued to be earned through the first quarter 2024. The rate increases taken in commercial auto were, in part, offset by a shift in the mix of business, primarily driven by decreased demand in our for-hire transportation product.
Given that our commercial auto and Property policies are predominately written for 12-month terms, rate actions take longer to earn in for these products.
We believe a key element in improving the accuracy of our rating is Snapshot®, our usage-based insurance offering. During the first quarter 2024, the adoption rates for consumers enrolling in the program decreased about 20% in Agency auto and was flat in Direct auto, compared to the first quarter 2023. The decrease in the Agency auto adoption rate primarily reflects a shift in the mix of agencies through which we wrote new business during the first quarter 2024, as a result of the rate and non-rate actions implemented after the first quarter of 2023. As we continue to lift certain non-rate restrictions during 2024, we would expect the mix of agencies where we write new business will begin to shift in the direction of the agency mix that was in place prior to the implementation of those restrictions. Snapshot is available in all states, other than California, and our latest segmentation model was available in states that represented about 70% of our countrywide personal auto premium at March 31, 2024. We continue to invest in our mobile application, with mobile devices being chosen for Snapshot monitoring for the majority of new enrollments.
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
We evaluate total personal auto retention using a trailing 12-month and a trailing 3-month policy life expectancy. Although the latter can reflect more volatility and is more sensitive to seasonality, this measure is more responsive to current experience and may be an indicator for the future trend of our 12-month measure. As of the end of the first quarter 2024, our trailing 12-month total personal auto policy life expectancy increased 20%, compared to last year. The Agency and Direct channels trailing 12-month measure was up 28% and 13%, respectively. As of the end of the first quarter 2024, we have seen improvement in our trailing 12-month policy life expectancy on a year-over-year basis for each of the last ten months. Rate increases could have an adverse impact on our retention, as potentially indicated by our total personal auto trailing 3-month policy life expectancy no longer showing improvement, compared to the same period last year.
At the end of the first quarter 2024, our trailing 12-month policy life expectancy increased 6% in special lines, 11% in Property, and decreased 15% in Commercial Lines,

compared to the same period last year. The decrease in Commercial Lines policy life expectancy in all BMTs, reflected rate and non-rate actions taken in 2023 to achieve our target profitability, as well as the continued decrease in demand in the for-hire transportation BMT.
B. Investments
The fair value of our investment portfolio was $69.0 billion at March 31, 2024, compared to $66.0 billion at December 31, 2023. The increase from year-end 2023 primarily reflected cash flows from operations, in part offset by the redemption of all of our outstanding Serial Preferred Shares, Series B, and the payment of our annual variable common share dividends.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At both March 31, 2024 and December 31, 2023, 7% of our portfolio was allocated to Group I securities and 93% to Group II securities.
Our recurring investment income generated a pretax book yield of 3.7% for the first quarter 2024, compared to 3.0% for the same period in 2023. The increase from prior year primarily reflected investing new cash from operations, and proceeds from maturing bonds, in higher coupon rate securities. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 0.8% and 2.3% for the first quarter 2024 and 2023, respectively. Our fixed-income and common stock portfolios had FTE total returns of 0.3% and 9.9%, respectively, for the first quarter 2024, compared to 2.0% and 7.3%, respectively, last year. The decrease in the fixed-income portfolio FTE total return, compared to last year, primarily reflected movements in Treasury yields year-over-year. The increase in the common stock portfolio total return reflected general market conditions in first quarter 2024.
At March 31, 2024, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 3.2 years, compared to AA and 3.0 years at March 31, 2023 and AA- and 3.0 years at December 31, 2023. Our decrease in weighted average credit quality compared to March 31, 2023, was mainly due to a second major credit rating agency downgrading U.S. Treasury debt to AA+ from AAA during the third quarter 2023, which led us to lower our U.S. Treasury positions to AA+. During first quarter 2024, we took advantage of higher interest rates to increase the portfolio duration.
At March 31, 2024, we continued to maintain a relatively conservative investment portfolio with a greater allocation to cash and treasuries and relatively shorter interest rate risk. We believe that this portfolio allocation, coupled with a lack of maturities of our outstanding debt until 2027, positions us well to benefit from a higher interest rate environment. We also believe that we are in a very strong position to face the current dynamic operating and investment marketplaces as we move into the second quarter of 2024.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. As primarily an auto insurer, our claims liabilities generally have a short-term duration.
Operations generated positive cash flows of $4.2 billion and $2.4 billion for the three months ended March 31, 2024 and 2023, respectively. The increase in operating cash flow for the first three months of 2024 compared to 2023 is primarily attributable to collecting more premiums in 2024 relative to paying losses. The increase in premiums collected were mostly driven by rate increases and policies in force growth. While loss payments also increased during the first three months of 2024, primarily due to higher loss severity trends, the increase in loss payments was not as substantial as the increase in premiums. We believe cash flows will remain positive in the reasonably foreseeable future and do not expect we will have a need to raise capital to support our operations in that timeframe, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
As of March 31, 2024, we held $39.9 billion in short-term investments and U.S. Treasury securities, which represented about 58% of our total portfolio. Based on our portfolio allocation and investment strategies, we believe that we have sufficient readily available marketable securities to cover our claims payments and short-term obligations in the event our cash flows from operations were to be negative. See Item 1A, Risk Factors in our Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2023, for a discussion of certain matters that may affect our portfolio and capital position.
Our total capital (debt plus shareholders’ equity) was $28.7 billion, based on book value, at March 31, 2024, compared to $23.3 billion at March 31, 2023, and $27.2 billion at December 31, 2023. The increase from December primarily reflected the comprehensive income recognized during the first three months of 2024, mainly driven by our underwriting profitability, partially offset by the redemption of all of the outstanding Serial Preferred Shares, Series B. During the first quarter 2024, we redeemed all of the outstanding Serial Preferred Shares,

Series B, at the stated amount of $1,000 per share, for an aggregate payout of $507.8 million, including accrued and unpaid dividends to, but excluding February 22, 2024, which was the redemption date. Our debt-to-total capital ratio was 24.0% at March 31, 2024, 27.5% at March 31, 2023, and 25.4% at December 31, 2023.
While our financial policies include a goal of maintaining debt below 30% of total capital at book value, we recognize that various factors, including rising interest rates, widening credit spreads, declines in the equity markets, or erosion in operating results, may result in that ratio exceeding 30% at times. In such a situation, we may choose to remain above 30% for some time, dependent upon market conditions and the capital needs of our operating businesses. We will continue to monitor this ratio, market conditions, and our capital needs going forward.
None of the covenants on our outstanding debt securities include rating or credit triggers that would require an adjustment of interest rates or an acceleration of principal payments in the event that our debt securities are downgraded by a rating agency. In April 2024, we renewed the unsecured discretionary line of credit (the Line of Credit) with PNC Bank, National Association, in the maximum principal amount of $300 million. We did not engage in short-term borrowings, including any borrowings under our Line of Credit, to fund our operations or for liquidity purposes during the reported periods.
During the first three months of 2024, we returned capital to shareholders primarily through common share dividends and common share repurchases. In March 2024, our Board of Directors declared a $0.10 per common share dividend, or $58.6 million in the aggregate, that was paid in April 2024. In January 2024, we also paid common share dividends declared in the fourth quarter 2023, in the aggregate amount of $497.9 million, or $0.85 per share (see Note 9 – Dividends for further discussion).
Consistent with our financial policies, we repurchase common shares to neutralize dilution from equity-based compensation granted during the year and opportunistically when we believe our shares are trading below our determination of long-term fair value. During the first three months of 2024, we repurchased 0.2 million common shares, at a total cost of $37.1 million, to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our overall capital position, the capital strength of our subsidiaries, and potential capital needs to expand our business operations.
At March 31, 2024, we had $3.2 billion in a consolidated, non-insurance subsidiary of the holding company that can be used to fund corporate obligations and provide additional capital to the insurance subsidiaries to fund potential future growth. As of March 31, 2024, our estimated consolidated statutory surplus was $24.6 billion.
During the first three months of 2024, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2023 Annual Report to Shareholders. There have not been any material changes in off-balance-sheet leverage, which includes purchase obligations and catastrophe excess of loss reinsurance contracts, from those disclosed in our 2023 Annual Report to Shareholders.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
Based upon our capital planning and forecasting efforts, we believe we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, anticipated quarterly dividends on our common shares, our contractual obligations, and other expected capital requirements for the foreseeable future.
Nevertheless, we may decide to raise additional capital to take advantage of attractive terms in the market and provide additional financial flexibility. We currently have an effective shelf registration with the U.S. Securities and Exchange Commission so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants, and units. The shelf registration enables us to raise funds from the offering of any securities covered by the shelf registration as well as any combination thereof, subject to market conditions.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in three segments: Personal Lines, Commercial Lines, and Property. As a component of our Personal Lines segment, we report our Agency and Direct business results to provide further understanding of our products by distribution channel.
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended March 31,
	2024	2023
Personal Lines
Agency	34%	34%
Direct	42	41
Total Personal Lines[1]	76	75
Commercial Lines	20	21
Property	4	4
Total underwriting operations	100%	100%
1 Personal auto products accounted for 96% and 95% of the total Personal Lines segment net premiums written during the three months ended March 31, 2024 and 2023, respectively; our special lines products accounted for the balance.
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
While our personal auto policies primarily have 6-month terms, we write 12-month auto policies in our Platinum agencies to promote bundled auto and home growth. At March 31, 2024 and 2023, 14% of our Agency auto policies in force were 12-month policies. To the extent our Agency application mix of annual policies grows, the shift in policy term could increase our written premium mix by channel as 12-month policies have about twice the amount of net premiums written compared to 6-month policies. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related liability and physical damage insurance, business-related general liability and property insurance predominately for small businesses, and workers’ compensation insurance primarily for the transportation industry. Our Commercial Lines business operates in the following five traditional business market targets (BMT):
•business auto;
•for-hire transportation;
•contractor;
•for-hire specialty; and
•tow.
Within Commercial Lines, we refer to these BMTs as our core commercial auto business. In addition to the core commercial auto business, Commercial Lines writes TNC, Progressive Fleet & Specialty (formerly referred to as Protective Insurance) and BOP products.
At March 31, 2024, about 90% of Commercial Lines policies in force had 12-month terms. The majority of our Commercial Lines business is written through the independent agency channel although we continue to focus on growing our direct business. To serve our direct channel customers, we continue to expand our product offerings, including adding states where we offer our BOP product, as well as adding these product offerings to our digital platform that serves direct small business consumers (BusinessQuote Explorer®). Our core commercial auto business written through the direct channel represented about 11% of our total core commercial auto premiums written for the three months ended March 31, 2024 and 2023.
Our Property business writes residential property insurance for homeowners, other property owners, renters, and umbrella insurance. About three-fourths of our Property business is generated through the independent agency channel with the balance in the direct channel. All of our Property policies have 12-months terms.

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

	Three Months Ended March 31,
	2024		2023
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Agency	$950.7	16.2%	$162.6	3.3%
Direct	1,043.6	14.9	(22.1)	(0.4)
Total Personal Lines	1,994.3	15.5	140.5	1.3
Commercial Lines	209.0	8.2	37.2	1.6
Property	46.9	6.6	(32.7)	(5.5)
Other indemnity[1]	(0.3)	NM	(3.4)	NM
Total underwriting operations	$2,249.9	13.9%	$141.6	1.0%
1 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
Several factors contributed to the significant increase in underwriting profit for the first quarter 2024, compared to the first quarter 2023. As a result of the rate increases we took throughout 2023, our personal and core commercial auto average written premium per policy were up 14% and 10%, respectively, and Property was up 2% year over year. Also, on a year-over-year basis for the first quarter, our incurred personal auto accident frequency decreased 9% and, while severity was up 3%, we are starting to see indications that severity trends are stabilizing. During the first quarter 2024, we recognized favorable prior accident years development, compared to significant unfavorable development in the first quarter last year, which accounted for 4.7 points on a quarter-over-prior-year quarter basis.
Lastly, our companywide expense ratio was 2.3 points lower in the first quarter 2024, compared to the same period last year, in large part due to a 7% decrease in advertising spend. We are increasing our media spend to maximize growth and will continue to do so as long as we remain on track to achieve our target profitability.
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

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2024	2023	Change
Personal Lines – Agency
Loss & loss adjustment expense ratio	65.9	78.0	(12.1)
Underwriting expense ratio	17.9	18.7	(0.8)
Combined ratio	83.8	96.7	(12.9)
Personal Lines – Direct
Loss & loss adjustment expense ratio	67.9	79.7	(11.8)
Underwriting expense ratio	17.2	20.7	(3.5)
Combined ratio	85.1	100.4	(15.3)
Total Personal Lines
Loss & loss adjustment expense ratio	67.0	79.0	(12.0)
Underwriting expense ratio	17.5	19.7	(2.2)
Combined ratio	84.5	98.7	(14.2)
Commercial Lines
Loss & loss adjustment expense ratio	72.4	76.3	(3.9)
Underwriting expense ratio	19.4	22.1	(2.7)
Combined ratio	91.8	98.4	(6.6)
Property
Loss & loss adjustment expense ratio	64.8	75.4	(10.6)
Underwriting expense ratio	28.6	30.1	(1.5)
Combined ratio	93.4	105.5	(12.1)
Total Underwriting Operations
Loss & loss adjustment expense ratio	67.8	78.4	(10.6)
Underwriting expense ratio	18.3	20.6	(2.3)
Combined ratio	86.1	99.0	(12.9)
Accident year – Loss & loss adjustment expense ratio[2]	67.9	73.8	(5.9)
1 Ratios are expressed as a percentage of net premiums earned. Fees and other revenues are netted against either loss adjustment expenses or underwriting expenses in the ratio calculations, based on the underlying activity that generated the revenue.
2 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2024	2023
Change in net loss and LAE reserves	$578.9	$925.2
Paid losses and LAE	10,392.7	9,698.8
Total incurred losses and LAE	$10,971.6	$10,624.0
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
Our total loss and LAE ratio decreased 10.6 points for the first quarter 2024, compared to the same period last year, primarily due to a decrease in loss frequency, higher premium per policy, and favorable prior accident years reserve development in the first quarter 2024, compared to unfavorable development in the first quarter last year, partially offset by higher loss severity as discussed below. On an accident year basis, our first quarter 2024 loss and LAE ratio was 5.9 points lower than the first quarter 2023.
The following table shows our consolidated catastrophe losses and related combined ratio point impact, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended March 31,
	2024		2023
($ in millions)	$	Point[1]	$	Point[1]
Personal Lines	$200.2	1.6	$92.1	0.9
Commercial Lines	8.9	0.3	3.5	0.1
Property	137.4	19.3	145.3	24.3
Total net catastrophe losses incurred	$346.5	2.1	$240.9	1.8
1 Represents catastrophe losses incurred during the period, including the impact of reinsurance, as a percent of net premiums earned for each segment.
In the three months ended March 31, 2024, our catastrophe losses reflected severe weather events throughout the United States, with five states (Texas, Missouri, Florida, Oregon, and California) contributing just over half of the losses. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide high-quality claims service to our customers.
Changes in our estimate of our ultimate losses on catastrophes currently reserved, along with potential future catastrophes, could have a material impact on our financial condition, cash flows, or results of operations. We reinsure various risks including, but not limited to, catastrophic losses. We do not have catastrophe-specific reinsurance for our Personal Lines or commercial auto businesses, but we reinsure portions of our Property business. The Property business reinsurance programs include catastrophe occurrence excess of loss contracts and aggregate excess of loss contracts. We also purchase excess of loss reinsurance on our workers’ compensation insurance and our higher-limit commercial auto liability product offered by our Progressive Fleet & Specialty business.
We evaluate our reinsurance programs during the renewal process, if not more frequently, to ensure our programs continue to effectively address the company’s risk tolerance. For 2024, we entered into a new catastrophe aggregate excess of loss reinsurance contract that has multiple layers of coverage, with the first retention layer threshold ranging from $450 million to $475 million, excluding named tropical storms and hurricanes, and the second retention layer threshold of $525 million, including named tropical storms and hurricanes. The first and second layers provide coverage up to $85 million and $100 million, respectively.
While the total coverage limit and per-event retention will evolve to fit the growth of our business, we expect to remain a consistent purchaser of reinsurance coverage. While the cost of our reinsurance, in the markets in which we participate, increased for the coverages placed in the beginning of 2024, compared to the prior years, and the availability of reinsurance is subject to many forces outside of our control, we did not, and do not expect to in the near term, experience a significant lack of availability of any of the types of reinsurance that we typically purchase. See Item 1A, Risk Factors in our 2023 Form 10-K filed with the U.S. Securities and Exchange Commission, for the year ended December 31, 2023, for a discussion of certain risks related to catastrophe events and the potential impact of climate change. See Item 1, Business – Reinsurance on Form 10-K for a discussion of our various reinsurance programs.
The following discussion of our severity and frequency trends in our personal auto business excludes comprehensive coverage because of its inherent volatility, as it is typically linked to catastrophic losses generally resulting from adverse weather. For our core commercial auto products, the reported frequency and severity trends include comprehensive coverage. Comprehensive coverage insures against damage to a customer’s vehicle due to various causes other than collision, such as windstorm, hail, theft, falling objects, and glass breakage.
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis, over the prior-year period, was as follows:

Growth Over Prior Year
Quarter
Coverage Type	2024
Bodily injury	6%
Collision	(1)
Personal injury protection	6
Property damage	2
Total	3
To address inherent seasonality trends and lessen the effects of month-to-month variability in the commercial auto products, we use a trailing 12-month period in assessing severity. In the first quarter 2024, our core commercial auto products’ incurred severity increased 4%, compared to the same period last year. Since the loss patterns in the non-core commercial auto businesses are not indicative of our other commercial auto products, disclosing severity and frequency trends excluding those businesses is more representative of our overall experience for the majority of our commercial products.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our personal auto incurred frequency, on a calendar-year basis, over the prior-year period, was as follows:

Growth Over Prior Year
Quarter
Coverage Type	2024
Bodily injury	(8)%
Collision	(11)
Personal injury protection	(9)
Property damage	(8)
Total	(9)
The year-over-year decrease in frequency, in part, reflects underwriting actions taken to reduce new business and a shift in the mix of business to a more preferred tier of customers.
On a trailing 12-month basis, our core commercial auto products’ incurred frequency was flat during the first quarter 2024, compared to the same period last year.
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
The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended March 31,
($ in millions)	2024		2023
Actuarial Adjustments
Reserve decrease (increase)
Prior accident years	$(63.3)		$0.3
Current accident year	32.7		(140.8)
Calendar-year actuarial adjustments	$(30.6)		$(140.5)
Prior Accident Years Development
Favorable (unfavorable)
Actuarial adjustments	$(63.3)		$0.3
All other development	74.7		(621.5)
Total development	$11.4		$(621.2)
(Increase) decrease to calendar-year combined ratio	0.1	pts.	(4.6)	pts.

Total development consists of both actuarial adjustments and “all other development” on prior accident years. We use “accident year” generically to represent the year in which a loss occurred. The actuarial adjustments represent the net changes made by our actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in the projected frequency and severity trends, which allow them to adjust the reserves to reflect current cost trends.
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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date the reserves are initially established until losses are fully developed. Our ability to meet this objective is impacted by many factors. Changes in case law, particularly related to personal injury protection, can make it difficult to estimate reserves timely and with minimal variation. As reflected in the table above, we experienced slightly favorable prior accident years development during the first quarter 2024, compared to unfavorable prior accident years development for the same period last year. The favorable development during the first quarter 2024 was, in part, due to lower than anticipated frequency in Florida following tort reform that passed in the first quarter 2023. This was partially offset by higher than anticipated severity in core commercial auto for
California and New York. The 2023 unfavorable first quarter development in Personal Lines was primarily driven by higher than anticipated severity and increases in incurred losses on previously closed claims and the impact of the legislation enacted in March 2023 in Florida that resulted in a significant number of lawsuits being filed prior to its effective date. In Commercial Lines, the unfavorable development for first quarter 2023 was mainly due to late reported claims from prior accident periods and changes in reserve estimates (e.g., aging of the reserves, changes to estimates by adjusters, and inflation factors) in our core commercial auto products.
See Note 6 – Loss and Loss Adjustment Expense Reserves, for a more detailed discussion of our prior accident years reserve development and Critical Accounting Policies in our 2023 Annual Report to Shareholders for discussion of the application of estimates and assumptions in the establishment of our loss reserves.
Underwriting Expenses
Underwriting expenses include policy acquisition costs and other underwriting expenses. The underwriting expense ratio is our underwriting expenses, net of certain fees and other revenues, expressed as a percentage of net premiums earned. For the first quarter 2024, our underwriting expense ratio was down 2.3 points, compared to the same period last year, due to growth in net premiums earned and decreases in our advertising spend. In total, our companywide advertising spend decreased 7%, or 1.2 points, compared to the first quarter 2023. As previously discussed, we are increasing our media spend to maximize growth and will continue to do so as long as we remain on track to achieve our target profitability and generate sales at a cost below the maximum amount we are willing to spend to acquire a new customer.
To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to policy acquisition, including advertising and agency commissions, from our underwriting expense ratio. By excluding acquisition costs from our underwriting expense ratio, we are able to understand costs other than those necessary to acquire new policies and grow the business. During the first quarter 2024, our NAER decreased 0.6 points, 1.4 points, and 0.2 points in our Personal Lines, Commercial Lines, and Property businesses, respectively, compared to the same period last year, as a result of general operational expense discipline.

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

	Three Months Ended March 31,
($ in millions)	2024	2023	% Growth
Net Premiums Written
Personal Lines
Agency	$6,398.8	$5,414.4	18%
Direct	8,082.1	6,698.8	21
Total Personal Lines	14,480.9	12,113.2	20
Commercial Lines	3,747.7	3,366.9	11
Property	733.4	629.4	17
Other indemnity[1]	0.2	0.2	0
Total underwriting operations	$18,962.2	$16,109.7	18%
Net Premiums Earned
Personal Lines
Agency	$5,857.7	$4,860.2	21%
Direct	7,020.5	5,717.4	23
Total Personal Lines	12,878.2	10,577.6	22
Commercial Lines	2,557.4	2,356.1	9
Property	712.8	598.7	19
Other indemnity[1]	0.2	0.7	(71)
Total underwriting operations	$16,148.6	$13,533.1	19%
[1] Includes other underwriting business and run-off operations.
	March 31,
(thousands)	2024	2023	% Growth
Policies in Force
Personal Lines
Agency auto	8,592.9	8,172.9	5%
Direct auto	11,855.4	10,995.5	8
Total auto	20,448.3	19,168.4	7
Special lines[1]	6,075.7	5,637.3	8
Personal Lines — total	26,524.0	24,805.7	7
Commercial Lines	1,100.8	1,071.2	3
Property	3,208.9	2,912.6	10
Companywide total	30,833.7	28,789.5	7%
[1] Includes insurance for motorcycles, RVs, watercraft, snowmobiles, and similar items.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments. Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth.

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year Quarter
	2024	2023
Applications
New	(7)%	70%
Renewal	10	1
Written premium per policy - Auto	14	8
Policy life expectancy - Auto
Trailing 3 months	0	10
Trailing 12 months	20	(16)
In our Personal Lines business, in the first quarter 2024 new business applications decreased, compared to the same period last year, as a result of targeted rate and non-rate actions taken throughout 2023 to achieve our calendar-year underwriting profitability goal. Throughout the first quarter 2024, we continued to lift certain non-rate measures that were put in place to slow new business growth in 2023. In the first quarter 2023, we believe that the significant growth in new applications in part reflected competitor rate increases and our increased media spend during the period.
The decrease in new applications during the first quarter 2024, was driven by our personal auto products, with decreases in our Sam and Diane consumer segments, partially offset with the Wrights up slightly and the Robinsons experiencing a near double digit increase, reflecting a continued shift in the mix of business to a more preferred consumer tier. Our special lines products experienced solid new business application growth during the quarter, compared to the same period last year.
Personal auto policies in force in the first quarter 2024 grew between 4% and 13%, compared to the same period last year, across all consumer segments, primarily reflecting strong policy renewals, except Sams, who saw a low single digit decrease.
During the first quarter 2024, on a countrywide basis, we implemented personal auto rate increases in 13 states, which, in the aggregate, increased rates about 2%, following rate increases of 19% taken during 2023. We continue to see the 2023 rate increases earn into the policies written contributing to our year-over-year increase in premiums. We currently anticipate that any rate changes throughout 2024 will be of lesser magnitude than those taken in each of the prior two years, but we will continue to evaluate our rate need and adjust rates as we deem necessary.
Our written premium per policy increased during the first quarter 2024, primarily due to the rate increases taken in 2023, as previously discussed. We will continue to manage growth and profitability in accordance with our long-standing goal of growing as fast as we can, as long as we can provide high-quality customer service, at or below a companywide 96 combined ratio on a calendar-year basis. While we continued to focus on profitability, during the first quarter 2024, we began taking measures that we believe will position ourselves to accelerate profitable growth during the year, including continuing to lift the non-rate actions we put in place during 2023 to slow new business growth and increasing our media spend.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel. The channel discussions below are focused on personal auto insurance since this product accounted for 96% of the Personal Lines segment net premiums written during the first quarter 2024.
The Agency Business

	Growth Over Prior Year Quarter
	2024	2023
Applications - Auto
New	(13)%	68%
Renewal	8	(3)
Written premium per policy - Auto	15	10
Policy life expectancy - Auto
Trailing 3 months	7	10
Trailing 12 months	28	(19)
The Agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the first quarter 2024, while 16 states generated new Agency auto application growth, only one of our top 10 largest Agency states generated new application growth. Total Agency auto applications increased 3%, driven by the growth in renewal applications for the first quarter 2024. During the first quarter 2024, year-over-year new application growth was strong for Robinsons and moderate for Wrights, while both Sams and Dianes saw a significant decrease. Policies in force grew in the teens for the Robinsons and Wrights and were relatively flat for Dianes, while Sams experienced a single digit decrease, compared to the same period last year.
During the first quarter 2024, on a year-over-year basis, Agency auto quote volume and the rate of conversion (i.e., converting a quote to a sale) decreased 4% and 10%, respectively, compared to the first quarter last year when quote volume and rate of conversion were up 14% and 49%, reflecting our competitiveness in the marketplace during the period. For the first quarter 2024, each consumer segment, except Wrights, saw a decrease in quotes, while all consumer segments, except Robinsons, saw a decrease in conversion.
Written premium per policy for new and renewal Agency auto business increased 5% and 17%, respectively, compared to the first quarter 2023, primarily attributable to the rate increases previously discussed.

Our trailing 12-month policy life expectancy in the Agency auto business lengthened significantly during the first quarter 2024, following substantial declines during the same period last year, on a year-over-year basis. This increase was driven by our efforts to slow growth during 2023 as well as competitor rate increases. The tailwinds of these efforts also contributed to the increase in the trailing 3-month measure.
The Direct Business

	Growth Over Prior Year Quarter
	2024	2023
Applications - Auto
New	(6)%	92%
Renewal	11	4
Written premium per policy - Auto	13	7
Policy life expectancy - Auto
Trailing 3 months	(6)	10
Trailing 12 months	13	(14)
The Direct business includes business written directly by Progressive online, through our Progressive mobile app, or by phone. During the first quarter 2024, 21 states, including only two of our top 10 largest Direct states, generated new auto application growth. Total Direct auto applications increased 6%, driven by the growth in renewal applications for the first quarter 2024. During the quarter, each of our consumer segments experienced a decrease in new applications year over year, except the Robinson segment, which experienced a percentage increase in the single digits. Policies in force grew between 2% and 12% in each consumer segment, compared to the same period last year.
During the first quarter 2024, Direct auto quote volume was flat, while conversion decreased 6%, compared to the same period last year, primarily reflecting the strong quote and conversion activity in the first quarter 2023, along with the other actions we took to slow growth through the remainder of 2023, as previously discussed. In comparison to the first quarter 2024, in the first quarter 2023, quotes and conversion increased 73% and 13%, respectively, reflecting competitor rate increases and our increased advertising spend during the period, compared to the prior year first quarter.
All consumer segments saw an increase in quotes and a decrease in the rate of conversion during the first quarter 2024, except Wrights, who saw a low double digit decline in quotes and a single digit increase in conversion. As we slowly increased advertising and continued to lift certain non-rate restrictions in 2024, we saw Direct auto new application growth begin to stabilize by the end of the quarter.
Written premium per policy for new and renewal Direct auto business increased 9% and 14%, respectively, in the first quarter 2024, compared to the same period last year, primarily attributable to the rate increases previously discussed.
Our trailing 12-month policy life expectancy in the Direct auto business experienced a lengthening of retention during the first quarter 2024, following substantial declines during the same period last year, on a year-over-year basis. The drivers of the change were similar to those in the Agency business, where we focused on growing more bundled, preferred market tier, consumers. The decrease in the trailing 3-month policy life expectancy during the first quarter 2024 was primarily driven by the previously discussed rate increases taken during 2023.
E. Commercial Lines
The following table and discussion focuses on our core commercial auto products. Year-over-year changes in our core commercial auto products were as follows:

	Growth Over Prior Year Quarter
	2024	2023
Applications
New	2%	2%
Renewal	0	7
Written premium per policy	10	1
Policy life expectancy Trailing 12 months	(15)	(14)
The increases in net premiums written in our Commercial Lines business reflected growth in all of our BMTs, except our for-hire transportation BMT, which continued to be adversely impacted by challenging freight market conditions that have continued to cause a decline in the active number of motor carriers in this BMT. The most significant growth was in our contractor and business auto BMTs, primarily driven by the aggregate core commercial auto rate increases of 17% taken during 2023.
During the first quarter 2024, core commercial auto new application growth was positive in each of our BMTs, except for the for-hire transportation and for-hire specialty BMTs. During the first quarter 2024, quote volume increased about 5%, while conversion decreased about 5%, compared to the same period last year.
During the first quarter 2024, we increased rates, in aggregate, about 1% in our core commercial auto products. While we currently do not anticipate significant rate changes throughout 2024, we still have about 10 points of rate to earn in during the rest of 2024 from rate revisions taken during 2023 and the first quarter 2024. We will continue to evaluate our rate need and adjust rates as we deem necessary. Written premium per policy for new and renewal core commercial auto business increased 4% and 14%, respectively, for the first quarter 2024, compared to the same period last year, primarily reflecting the previously discussed rate increases.
Our policy life expectancy decreased in all BMTs. We believe rate and non-rate actions, as well as unfavorable trucking market conditions, drove increased shopping and caused motor carriers to exit the industry, resulting in negative effects on policy life expectancy.
F. Property
The following table shows our year-over-year changes for our Property business:

	Growth Over Prior Year Quarter
	2024	2023
Applications
New	31%	12%
Renewal	7	6
Written premium per policy	2	10
Policy life expectancy Trailing 12 months	11	0
Our Property business writes residential property insurance for homeowners, other property owners, and renters, and umbrella insurance in the agency and direct channels.
Improving profitability and reducing concentration exposure continued to be the top priority for our Property business during the first quarter 2024. We continued to concentrate our growth in markets that are less susceptible to catastrophes and lower our exposure to coastal and hail-prone states for our homeowners products, which we define as our total Property business excluding renters and umbrella products. Homeowners policies in force in the growth-oriented states increased about 20% in the first quarter 2024, compared to the same period last year.

In regions where our appetite to write new business is limited, we are continuing to prioritize Progressive auto bundles, as well as lower risk properties, such as new construction or homes with newer roofs. Homeowners policies in force were down about 5% in the first quarter 2024 in the volatile weather states, compared to the same period last year. In addition, to continue to rebalance our business, late in 2023 we began a non-renewal effort of up to 115,000 Property policies in Florida. Following the required filings and notices, the first of these non-renewals will go into effect in the second quarter of 2024 and will continue over the following 12 months. To try to ease this disruption to our customers and agents, we reached an agreement with an unaffiliated Florida insurer to offer replacement policies to these policyholders, subject to the insurer’s underwriting and financial guidelines and agent appointments where applicable.
The increase in our written premium per policy, during the first quarter 2024, compared to the same period last year, was primarily attributable to rate increases taken over the last 12 months and higher premium coverages reflecting increased property values. During the first quarter 2024, we increased rates, in aggregate, about 6% in our Property segment. These impacts on written premium per policy were partially offset by less homeowners growth in volatile states, which have higher average premiums. We intend to continue to make targeted rate increases in states where we believe it is necessary to achieve our profitability targets.
The policy life expectancy in our Property business lengthened during the first quarter 2024, compared to the prior year, primarily driven by less frequent shopping due to a slowdown in the housing market and a shift in the mix of business.

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
The following table summarizes investment results for the periods ended March 31:

	Three Months
	2024	2023
Pretax recurring investment book yield (annualized)	3.7%	3.0%
FTE total return:
Fixed-income securities	0.3	2.0
Common stocks	9.9	7.3
Total portfolio	0.8	2.3

The increase in the book yield, compared to last year, primarily reflected investing new cash from operations, and proceeds from maturing bonds, in higher coupon rate securities. The decrease in the fixed-income portfolio FTE total return, compared to last year, primarily reflected movement in Treasury yields year-over-year. The increase in the common stock portfolio total return reflected general market conditions in first quarter 2024.
A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended March 31, follows:

	Three Months
	2024	2023
Fixed-income securities:
U.S. Treasury Notes	(0.4)%	2.4%
Municipal bonds	0.4	2.7
Corporate bonds	0.6	2.6
Residential mortgage-backed securities	2.0	2.0
Commercial mortgage-backed securities	3.2	1.0
Other asset-backed securities	1.4	1.9
Preferred stocks	4.3	(4.1)
Short-term investments	1.4	1.1

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Average Rating[1]
March 31, 2024
U.S. government obligations	$38,562.7	55.8%	3.9	AA+
State and local government obligations	2,059.8	3.0	3.0	AA+
Foreign government obligations	15.9	0.1	2.3	AAA
Corporate debt securities	12,521.3	18.1	2.7	BBB+
Residential mortgage-backed securities	383.1	0.6	0.5	A+
Commercial mortgage-backed securities	3,851.8	5.6	2.2	A+
Other asset-backed securities	6,061.2	8.8	1.1	AA+
Preferred stocks	1,060.6	1.5	2.3	BBB-
Short-term investments	1,326.7	1.9	<0.1	AA-
Total fixed-income securities	65,843.1	95.4	3.2	AA-
Common equities	3,194.9	4.6	na	na
Total portfolio[2]	$69,038.0	100.0%	3.2	AA-
March 31, 2023
U.S. government obligations	$27,350.1	48.3%	3.7	AAA
State and local government obligations	2,061.6	3.6	3.4	AA+
Foreign government obligations	15.8	0.1	3.3	AAA
Corporate debt securities	10,681.3	18.8	3.0	BBB
Residential mortgage-backed securities	630.0	1.1	0.4	A
Commercial mortgage-backed securities	4,503.0	7.9	2.5	A
Other asset-backed securities	4,865.8	8.6	1.1	AA
Preferred stocks	1,260.4	2.2	2.5	BBB-
Short-term investments	2,524.1	4.5	<0.1	AA+
Total fixed-income securities	53,892.1	95.1	3.0	AA
Common equities	2,794.3	4.9	na	na
Total portfolio[2]	$56,686.4	100.0%	3.0	AA
December 31, 2023
U.S. government obligations	$36,869.4	55.9%	3.6	AA+
State and local government obligations	2,202.8	3.3	3.0	AA+
Foreign government obligations	16.3	0.1	2.6	AAA
Corporate debt securities	11,183.7	16.9	2.7	BBB+
Residential mortgage-backed securities	417.2	0.6	0.5	A+
Commercial mortgage-backed securities	3,939.7	6.0	2.3	A
Other asset-backed securities	5,575.4	8.4	1.2	AA+
Preferred stocks	1,075.8	1.7	2.4	BBB-
Short-term investments	1,789.9	2.7	<0.1	AA-
Total fixed-income securities	63,070.2	95.6	3.0	AA-
Common equities	2,928.4	4.4	na	na
Total portfolio[2]	$65,998.6	100.0%	3.0	AA-
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
2 At March 31, 2024 and 2023, we had $16.2 million and $22.8 million, respectively, of net unsettled security purchase transactions included in other liabilities, compared to $45.6 million included in other assets at December 31, 2023.
The total fair value of the portfolio at March 31, 2024 and 2023, and December 31, 2023, included $3.2 billion, $4.1 billion, and $4.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

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
Group II securities include:
•short-term securities, and
•all other fixed-maturity securities, including 50% of investment-grade redeemable preferred stocks with cumulative dividends.
We believe this asset allocation strategy allows us to appropriately assess the risks associated with these securities for capital purposes and is in line with the treatment by our regulators.
The following table shows the composition of our Group I and Group II securities:

	March 31, 2024		March 31, 2023		December 31, 2023
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$466.8	0.7%	$1,019.5	1.8%	$532.6	0.8%
Redeemable preferred stocks[1]	87.0	0.1	90.8	0.2	86.9	0.1
Nonredeemable preferred stocks	886.7	1.3	1,078.8	1.9	902.1	1.4
Common equities	3,194.9	4.6	2,794.3	4.9	2,928.4	4.4
Total Group I securities	4,635.4	6.7	4,983.4	8.8	4,450.0	6.7
Group II securities:
Other fixed maturities	63,075.9	91.4	49,178.9	86.7	59,758.7	90.6
Short-term investments	1,326.7	1.9	2,524.1	4.5	1,789.9	2.7
Total Group II securities	64,402.6	93.3	51,703.0	91.2	61,548.6	93.3
Total portfolio	$69,038.0	100.0%	$56,686.4	100.0%	$65,998.6	100.0%
1 We held no non-investment-grade redeemable preferred stocks at March 31, 2024 and 2023, or December 31, 2023.
To determine the allocation between Group I and Group II, we use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) to classify our residential and commercial mortgage-backed securities, excluding interest-only (IO) securities, and the credit ratings from nationally recognized statistical rating organizations (NRSROs) to classify all other debt securities. NAIC ratings are based on a model that considers the book price of our securities when assessing the probability of future losses in assigning a credit rating. As a result, NAIC ratings can vary from credit ratings issued by NRSROs. Management believes NAIC ratings more accurately reflect our risk profile when determining the asset allocation between Group I and Group II securities.

Unrealized Gains (Losses)
As of March 31, 2024, our fixed-maturity portfolio had total after-tax net unrealized losses, which are recorded as part of accumulated other comprehensive income (loss) on our consolidated balance sheets, of $1.8 billion, compared to $2.2 billion and $1.6 billion at March 31, 2023 and December 31, 2023, respectively. The decrease in net unrealized losses from March 31, 2023, was primarily due to higher valuations across all non-U.S. Treasury portfolios, as tighter credit spreads in 2023 drove strong portfolio performance. The increase in net unrealized losses since December 31, 2023, was primarily due to a lower valuation on our U.S. Treasury portfolio caused by higher interest rates in 2024.
See Note 2 – Investments for a further break-out of our gross unrealized gains (losses).

Holding Period Gains (Losses)
The following table provides the balance and activity for both the gross and net holding period gains (losses) for the three months ended March 31, 2024:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2023
Hybrid fixed-maturity securities	$5.3	$(34.4)	$(29.1)
Equity securities[1]	2,233.9	(86.5)	2,147.4
Total holding period securities	2,239.2	(120.9)	2,118.3
Current year change in holding period securities
Hybrid fixed-maturity securities	0	7.2	7.2
Equity securities[1]	268.8	26.1	294.9
Total changes in holding period securities	268.8	33.3	302.1
Balance at March 31, 2024
Hybrid fixed-maturity securities	5.3	(27.2)	(21.9)
Equity securities[1]	2,502.7	(60.4)	2,442.3
Total holding period securities	$2,508.0	$(87.6)	$2,420.4
1Equity securities include common equities and nonredeemable preferred stocks.
Changes in holding period gains (losses), similar to unrealized gains (losses) in our fixed-maturity portfolio, are the result of changes in market conditions as well as sales of securities based on various portfolio management decisions.
Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. Following are the primary exposures for our fixed-income portfolio.

Interest Rate Risk Our duration of 3.2 years at March 31, 2024 and 3.0 years at both March 31, 2023 and December 31, 2023 fell within our acceptable range of 1.5 to 5 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution (excluding short-term securities)	March 31, 2024	March 31, 2023	December 31, 2023
1 year	11.0%	19.2%	18.1%
2 years	11.2	14.0	12.0
3 years	32.4	22.5	25.7
5 years	31.8	26.9	27.4
7 years	12.1	12.8	14.6
10 years	1.5	4.6	2.2
Total fixed-income portfolio	100.0%	100.0%	100.0%

Credit Risk This exposure is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs. At both March 31, 2024 and December 31, 2023, our credit quality rating was AA- and at March 31, 2023, it was AA . The credit quality distribution of the fixed-income portfolio was:

Average Rating[1]	March 31, 2024	March 31, 2023	December 31, 2023
AAA	11.0%	65.2%	10.7%
AA	64.3	6.1	65.1
A	7.0	7.5	7.0
BBB	16.3	18.7	15.7
Non-investment grade/non-rated
BB	1.1	2.0	1.2
B	0.2	0.3	0.2
CCC and lower	0	0.1	0
Non-rated	0.1	0.1	0.1
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The ratings in the table above are assigned by NRSROs.

The year-over-year rating shift between the AAA and AA categories was primarily due to a second major credit rating agency downgrading U.S. Treasury debt during the third quarter 2023 to AA+ from AAA, which led us to lower our U.S. Treasury positions to AA+.

Concentration Risk We did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our thresholds during the first quarter 2024.

Prepayment and Extension Risk We did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the first quarter 2024.

Liquidity Risk Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity. During the remainder of 2024, we expect approximately $4.8 billion, or 18%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments. Cash from interest and dividend payments and our short-term portfolio provide additional sources of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at March 31, 2024:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$561.1	0.8
One to two years	2,306.4	1.6
Two to three years	7,435.3	2.6
Three to five years	20,923.5	4.0
Five to seven years	6,250.9	5.6
Seven to ten years	1,085.5	7.2
Total U.S. Treasury Notes	$38,562.7	3.9

ASSET-BACKED SECURITIES
Included in our fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Average Rating (at period end)[1]
March 31, 2024
Residential mortgage-backed securities	$383.1	$(9.0)	3.7%	0.5	A+
Commercial mortgage-backed securities	3,851.8	(516.8)	37.4	2.2	A+
Other asset-backed securities	6,061.2	(84.7)	58.9	1.1	AA+
Total asset-backed securities	$10,296.1	$(610.5)	100.0%	1.5	AA
March 31, 2023
Residential mortgage-backed securities	$630.0	$(16.1)	6.3%	0.4	A
Commercial mortgage-backed securities	4,503.0	(749.6)	45.0	2.5	A
Other asset-backed securities	4,865.8	(220.7)	48.7	1.1	AA
Total asset-backed securities	$9,998.8	$(986.4)	100.0%	1.7	AA-
December 31, 2023
Residential mortgage-backed securities	$417.2	$(9.8)	4.2%	0.5	A+
Commercial mortgage-backed securities	3,939.7	(595.5)	39.7	2.3	A
Other asset-backed securities	5,575.4	(91.4)	56.1	1.2	AA+
Total asset-backed securities	$9,932.3	$(696.7)	100.0%	1.6	AA-
1 The credit quality ratings in the table above are assigned by NRSROs.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at March 31, 2024, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at March 31, 2024)
($ in millions) Average Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$55.8	$0.2	$56.0	14.6%
AA	31.0	1.1	32.1	8.4
A	246.2	0	246.2	64.2
BBB	44.0	0	44.0	11.5
Non-investment grade/non-rated:
BB	0.3	0	0.3	0.1
CCC and lower	1.1	0	1.1	0.3
Non-rated	3.4	0	3.4	0.9
Total fair value	$381.8	$1.3	$383.1	100.0%
Increase (decrease) in value	(1.8)%	(5.3)%	(1.8)%
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

In the residential mortgage-backed sector, our portfolio consists of deals that are backed by high-credit quality borrowers and/or those that have strong structural protections through underlying loan collateralization. During the first quarter of 2024, the RMBS portfolio decreased as a result of principal paydowns and maturities.
Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at March 31, 2024, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at March 31, 2024)
($ in millions) Average Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$169.7	$1,090.8	$1,260.5	32.7%
AA	0	825.0	825.0	21.4
A	0	592.2	592.2	15.4
BBB	0	755.1	755.1	19.6
Non-investment grade/non-rated:
BB	0	408.7	408.7	10.6
B	0	10.3	10.3	0.3
Total fair value	$169.7	$3,682.1	$3,851.8	100.0%
Increase (decrease) in value	(4.2)%	(12.2)%	(11.8)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our CMBS, 62% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.

The CMBS portfolio experienced lower volatility in first quarter 2024. During the quarter, the pace of new issuances accelerated, which led to paydowns in the portfolio via early refinancing. As of March 31, 2024, we had no delinquencies in our CMBS portfolio.

The following table shows the composition of our CMBS portfolio by maturity year and sector:

Commercial Mortgage-Backed Securities Sector Details (at March 31, 2024)
($ in millions) Maturity[1]	Office	Lab Office	Multi-family	Multi-family IO	Retail	Industrial	Self- Storage	Casino	Total	Average Original LTV	Average Current DSCR
2024	$134.1	$0	$22.4	$31.2	$36.5	$0	$0	$0	$224.2	59.4%	1.9
2025	0	42.0	0	37.0	65.0	44.3	0	0	188.3	65.7	2.0
2026	428.1	83.2	284.4	33.4	0	92.7	61.2	112.1	1,095.1	60.9	1.9
2027	382.0	0	39.4	30.3	0	95.1	250.0	0	796.8	60.6	2.0
2028	255.5	0	0	23.0	0	0	0	0	278.5	51.9	3.3
2029	397.4	90.1	0	11.0	0	79.8	74.0	67.5	719.8	59.6	2.9
2030	77.0	59.9	0	3.8	0	0	0	92.4	233.1	55.5	3.1
2031	224.8	91.2	0	0	0	0	0	0	316.0	66.5	2.1
Total fair value	$1,898.9	$366.4	$346.2	$169.7	$101.5	$311.9	$385.2	$272.0	$3,851.8
LTV= loan to value
DSCR= debt service coverage ratio
1 The floating-rate securities were extended to their full maturity and fixed-rate securities are shown to their anticipated repayment date (if applicable) or otherwise, their maturity date.
We show the average loan to value (LTV) of each maturity year when the loans were originated. The LTV ratio that management uses, which is commonly expressed as a percentage, compares the size of the entire mortgage loan to the appraised value of the underlying property collateralizing the loan at issuance. A LTV ratio less than 100% indicates excess collateral value over the loan amount. LTV ratios greater than 100% indicate that the loan amount exceeds the collateral value. We believe this ratio provides a conservative view of our actual risk of loss, as this number displays the entire mortgage LTV, while our ownership is only a portion of the structure of the mortgage loan-backed security. For many of the mortgage loans, in our portfolio, our exposure is in a more senior part of the structure, which means that the LTV on our actual exposure is even lower than the ratios presented.
In addition to the LTV ratio, we also examine the credit of our CMBS portfolio by reviewing the debt service coverage ratio (DSCR) of the securities. The DSCR compares the underlying property’s annual net operating income to its annual debt service payments. A DSCR less than 1.0 times indicates that property operations do not generate enough income over the debt service payments, while a DSCR greater than 1.0 times indicates that there is an excess of operating income over the debt service payments. A number above 1.0 generally indicates that there would not be an incentive for the borrower to default in light of the borrower’s excess income. The DSCR reported in the table is calculated based on the most currently available net operating income and mortgage payments for the borrower, which, for most securities, is data as of September 30, 2023.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at March 31, 2024, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at March 31, 2024)
($ in millions) Average Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$2,450.5	$903.2	$31.4	$0	$917.2	$220.6	$4,522.9	74.6%
AA	21.8	374.4	10.8	0	41.8	0	448.8	7.4
A	5.6	0	0	0	151.2	126.5	283.3	4.7
BBB	4.4	0	0	732.4	0	36.7	773.5	12.8
Non-investment grade/non-rated:
BB	0	0	0	0	0	32.7	32.7	0.5
Total fair value	$2,482.3	$1,277.6	$42.2	$732.4	$1,110.2	$416.5	$6,061.2	100.0%
Increase (decrease) in value	0.1%	(0.3)%	(9.1)%	(6.8)%	(0.2)%	(5.5)%	(1.4)%

During the first quarter 2024, we selectively added to the OABS portfolio as we viewed spreads and potential returns to be attractive in certain areas. Investments were predominately made in the automobile and equipment categories in highly rated, senior, and short-tenor debt tranches in the new issue markets.

STATE AND LOCAL GOVERNMENT OBLIGATIONS
The following table details the credit quality rating of our state and local government obligations (municipal securities) at March 31, 2024, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2024)
(millions) Average Rating	General Obligations	Revenue Bonds	Total
AAA	$539.2	$361.7	$900.9
AA	422.5	699.8	1,122.3
A	0	36.4	36.4
BBB	0	0	0
Non-rated	0	0.2	0.2
Total	$961.7	$1,098.1	$2,059.8
Included in revenue bonds were $528.8 million of single-family housing revenue bonds issued by state housing finance agencies, of which $279.9 million were supported by individual mortgages held by the state housing finance agencies and $248.9 million were supported by mortgage-backed securities.
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
Credit spreads of taxable municipal bonds tightened during the first quarter 2024, while credit spreads of tax-exempt bonds were close to unchanged. We did not add significantly to this portfolio during the first quarter 2024, and as a result, municipal securities as a percentage of the total fixed-income portfolio declined.
CORPORATE DEBT SECURITIES
The following table details the credit quality rating of our corporate debt securities at March 31, 2024:

Corporate Securities (at March 31, 2024)
(millions) Average Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$129.1	$0	$0	$41.4	$170.5
AA	96.6	55.9	0	364.4	0	0	38.6	555.5
A	621.4	258.1	189.8	1,771.0	16.4	122.1	438.8	3,417.6
BBB	2,677.2	1,439.7	414.9	1,580.9	741.0	43.3	1,205.5	8,102.5
Non-investment grade/non-rated:
BB	44.7	45.8	24.8	0	11.0	0	6.0	132.3
B	119.3	0	0	0	0	20.6	0	139.9
Non-rated	0	0	0	0	3.0	0	0	3.0
Total fair value	$3,559.2	$1,799.5	$629.5	$3,845.4	$771.4	$186.0	$1,730.3	$12,521.3

The size of our corporate debt portfolio increased to $12.5 billion at March 31, 2024 from $11.2 billion at December 31, 2023. We selectively increased exposure to investment-grade securities but continued to predominately focus on shorter maturities, which we viewed as having a more favorable risk/reward profile. At March 31, 2024, corporate debt securities made up approximately 19% of our fixed-income portfolio, compared to approximately 18% at December 31, 2023. The duration of the corporate debt portfolio was 2.7 years at both March 31, 2024 and December 31, 2023.

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
The table below shows the exposure break-down by sector and rating at March 31, 2024:

Preferred Stocks (at March 31, 2024)
	Financial Services
(millions) Average Rating	U.S. Banks	Foreign Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$547.7	$31.8	$84.7	$29.5	$141.1	$47.0	$881.8
Non-investment grade/non-rated:
BB	91.8	23.0	0	0	0	0	114.8
Non-rated	0	0	39.9	9.3	14.8	0	64.0
Total fair value	$639.5	$54.8	$124.6	$38.8	$155.9	$47.0	$1,060.6
The majority of our preferred stocks have fixed-rate dividends until a call date and then, if not called, generally convert to floating-rate dividends. The interest rate duration of our preferred stocks is calculated to reflect the call, floor, and floating-rate features. Although a preferred stock will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. As of March 31, 2024, our non-investment-grade preferred stocks were all with issuers that maintain investment-grade senior debt ratings.
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of March 31, 2024, we expect all of these securities to pay their dividends in full and on time. Approximately 78% of our preferred stocks pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
At March 31, 2024, the preferred stock portfolio fair value was $1.1 billion, which was consistent with the value at December 31, 2023. During the first quarter 2024, we sold securities with less attractive risk/reward profiles and low credit spreads that we believed were less probable to be called on their call dates. This decrease was mostly offset by an increase in valuation of the preferred portfolio during the first quarter of 2024, as credit spreads tightened.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	March 31, 2024		March 31, 2023		December 31, 2023
Common stocks	$3,170.6	99.2%	$2,774.0	99.3%	$2,907.8	99.3%
Other risk investments[1]	24.3	0.8	20.3	0.7	20.6	0.7
Total common equities	$3,194.9	100.0%	$2,794.3	100.0%	$2,928.4	100.0%
1 The other risk investments consist of limited partnership interests.
The majority of our common stock portfolio consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 787 out of 1,005, or 78%, of the common stocks comprising the index at March 31, 2024, which made up 95% of the total market capitalization of the index. At March 31, 2024 and 2023, and December 31, 2023, the year-to-date total return, based on GAAP income, was within our targeted tracking error, which is +/- 50 basis points.

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
•the impact of severe weather, other catastrophe events, and climate change;
•the effectiveness of our reinsurance programs and the continued availability of reinsurance and performance by reinsurers;
•the secure and uninterrupted operation of the systems, facilities, and business functions and the operation of various third-party systems that are critical to our business;
•the impacts of a security breach or other attack involving our technology systems or the systems of one or more of our vendors;
•our ability to maintain a recognized and trusted brand and reputation;
•whether we innovate effectively and respond to our competitors’ initiatives;
•whether we effectively manage complexity as we develop and deliver products and customer experiences;
•our ability to attract, develop, and retain talent and maintain appropriate staffing levels;
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
•the success of our business strategy and efforts to acquire or develop new products or enter into new areas of business and our ability to navigate the related risks;
•how intellectual property rights affect our competitiveness and our business operations;
•the success of our development and use of new technology and our ability to navigate the related risks;
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
•evaluations and ratings by credit rating and other rating agencies;
•the variable nature of our common share dividend policy;
•whether our investments in certain tax-advantaged projects generate the anticipated returns;
•the impact from not managing to short-term earnings expectations in light of our goal to maximize the long-term value of the enterprise;
•the impacts of epidemics, pandemics, or other widespread health risks; and
•other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission, including, without limitation, the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.2 years at March 31, 2024 and 3.0 years at both March 31, 2023 and December 31, 2023. The weighted average beta of the equity portfolio was 1.05 at March 31, 2024, 1.02 at March 31, 2023, and 1.00 at December 31, 2023. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For discussion of legal proceedings, see Note 11 – Litigation to the consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes in the risk factors from those discussed in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2024 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	208,942	$163.91	935,880	24,064,120
February	3,347	177.70	939,227	24,060,773
March	11,354	197.03	950,581	24,049,419
Total	223,643	$165.80
In May 2023, the Board of Directors approved an authorization for the company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the first quarter 2024, all repurchases were accomplished in conjunction with our equity incentive awards at the then-current market prices; there were no open market purchases during the quarter.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under-leveraged capital.
Item 5. Other Information.
(c) Insider Trading Arrangements
During the first quarter 2024, certain executive officers, as listed below, entered into Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c). The plans provide for: i) the sale of a portion of the shares upon vesting pursuant to certain outstanding equity awards previously granted to the applicable executive officer, excluding any shares withheld by the company to satisfy tax withholding obligations (see the 2024 Proxy Statement for a description of the company’s equity compensation plans) and, ii) for certain executives, the sale and/or gift of additional shares held by the applicable executive, some of which may have been the result of a prior vesting event. Below are the details of each executive's Rule 10b5-1 trading arrangement:

Executive Officer	Title	Date Entered	Date Expires*	Additional Shares
Jonathan S. Bauer	Chief Investment Officer	3/18/2024	9/3/2024	2,047
Steven A. Broz	Chief Information Officer	1/26/2024	11/1/2024	16,511
Susan Patricia Griffith	President and Chief Executive Officer	2/28/2024	2/28/2025	13,359
Lori Niederst	Customer Relationship Management President	2/28/2024	12/31/2024	0
Andrew J. Quigg	Chief Strategy Officer	1/25/2024	2/3/2025	0
John P. Sauerland	Vice President and Chief Financial Officer	2/28/2024	2/28/2025	20,000
* subject to the plan’s earlier expiration or completion in accordance with its terms.

Additional Information
President and CEO Susan Patricia Griffith’s quarterly letter to shareholders is included as Exhibit 99 to this Quarterly Report on Form 10-Q and in our online shareholders’ report located on our investor relations website at: investors.progressive.com/financials.
Item 6. Exhibits.
See exhibit index contained herein beginning on page 56, which is incorporated by reference from information with respect to this item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	May 6, 2024	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10	10.1	Form of Restricted Stock Unit Award Agreement for Time-Based Awards (for 2024)	Filed herewith
10	10.2	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance Versus Market) (for 2024)	Filed herewith
10	10.3	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) (for 2024)	Filed herewith
10	10.4	Form of Restricted Stock Unit Award Agreement for Special Time/Performance-Based Award (for 2024)	Filed herewith
10	10.5	2024 Progressive Capital Management Annual Incentive Plan	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith