Form 10-Q
period 2024-06-30
PROGRESSIVE CORP/OH/
filed 2024-08-05
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
Common Shares, $1.00 par value: 585,666,665 outstanding at June 30, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2024	2023	2024	2023
(millions — except per share amounts)
Revenues
Net premiums earned	$17,209.5	$14,464.4	$33,358.1	$27,997.5
Investment income	685.0	454.5	1,302.6	874.1
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	(226.4)	135.1	(372.9)	104.8
Net holding period gains (losses) on securities	100.1	(6.0)	402.2	98.4
Net impairment losses recognized in earnings	0	(2.2)	0	(4.5)
Total net realized gains (losses) on securities	(126.3)	126.9	29.3	198.7
Fees and other revenues	259.8	226.7	496.3	432.9
Service revenues	106.3	81.0	190.5	153.5
Total revenues	18,134.3	15,353.5	35,376.8	29,656.7
Expenses
Losses and loss adjustment expenses	12,595.3	12,170.1	23,566.9	22,794.1
Policy acquisition costs	1,307.6	1,153.6	2,539.8	2,269.4
Other underwriting expenses	2,179.8	1,431.7	4,111.2	3,289.6
Investment expenses	7.3	6.1	13.0	11.6
Service expenses	114.3	90.6	206.4	172.9
Interest expense	69.6	65.7	139.2	129.0
Total expenses	16,273.9	14,917.8	30,576.5	28,666.6
Net Income
Income before income taxes	1,860.4	435.7	4,800.3	990.1
Provision for income taxes	401.7	90.3	1,010.2	196.8
Net income	1,458.7	345.4	3,790.1	793.3
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	107.7	(455.6)	(100.1)	147.6
Net unrealized losses on forecasted transactions	0.1	0.1	0.2	0.2
Foreign currency translation adjustment	0	0.2	(0.2)	0.2
Other comprehensive income (loss)	107.8	(455.3)	(100.1)	148.0
Comprehensive income (loss)	$1,566.5	$(109.9)	$3,690.0	$941.3
Computation of Earnings Per Common Share
Net income	$1,458.7	$345.4	$3,790.1	$793.3
Less: Preferred share dividends and other[1]	0	9.5	17.0	16.8
Net income available to common shareholders	$1,458.7	$335.9	$3,773.1	$776.5
Average common shares outstanding - Basic	585.4	584.9	585.4	584.9
Net effect of dilutive stock-based compensation	2.0	2.1	2.0	2.1
Total average equivalent common shares - Diluted	587.4	587.0	587.4	587.0
Basic: Earnings per common share	$2.49	$0.57	$6.45	$1.33
Diluted: Earnings per common share	$2.48	$0.57	$6.42	$1.32
1 All of our outstanding Serial Preferred Shares, Series B, were redeemed in February 2024. See Note 9 – Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31,
(millions — except per share amounts)	2024	2023	2023
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $69,668.2, $57,484.7, and $62,441.9)	$67,488.3	$54,078.1	$60,378.2
Short-term investments (amortized cost: $733.4, $1,494.3, and $1,789.9)	733.4	1,494.3	1,789.9
Total available-for-sale securities	68,221.7	55,572.4	62,168.1
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $886.9, $1,107.1, and $977.1)	838.2	985.1	902.1
Common equities (cost: $707.8, $662.0, and $706.0)	3,295.6	2,708.1	2,928.4
Total equity securities	4,133.8	3,693.2	3,830.5
Total investments	72,355.5	59,265.6	65,998.6
Cash and cash equivalents	90.2	163.9	84.9
Restricted cash and cash equivalents	11.5	15.6	14.7
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	101.7	179.5	99.6
Accrued investment income	564.1	354.2	438.0
Premiums receivable, net of allowance for credit losses of $327.9, $343.9, and $369.1	14,544.5	12,273.3	11,958.2
Reinsurance recoverables	4,881.4	5,516.9	5,093.9
Prepaid reinsurance premiums	290.8	242.9	249.8
Deferred acquisition costs	1,938.3	1,685.6	1,687.4
Property and equipment, net of accumulated depreciation of $1,557.7, $1,580.1, and $1,655.1	713.5	989.0	880.8
Net federal deferred income taxes	1,001.0	1,198.5	936.0
Other assets	1,502.2	1,239.7	1,348.5
Total assets	$97,893.0	$82,945.2	$88,690.8
Liabilities and Shareholders’ Equity
Unearned premiums	$23,680.4	$20,070.1	$20,133.7
Loss and loss adjustment expense reserves	36,605.2	32,753.3	34,389.2
Accounts payable, accrued expenses, and other liabilities	7,376.3	6,524.0	7,002.2
Debt[1]	6,890.7	6,886.5	6,888.6
Total liabilities	74,552.6	66,233.9	68,413.7
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding of 0, 0.5, and 0.5)	0	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 211.9, 212.3, and 212.3)	585.7	585.3	585.3
Paid-in capital	2,060.5	1,935.7	2,013.1
Retained earnings	22,410.0	16,350.4	18,800.5
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	(1,700.9)	(2,638.7)	(1,600.8)
Net unrealized losses on forecasted transactions	(13.8)	(14.3)	(14.0)
Foreign currency translation adjustment	(1.1)	(1.0)	(0.9)
Total accumulated other comprehensive income (loss)	(1,715.8)	(2,654.0)	(1,615.7)
Total shareholders’ equity	23,340.4	16,711.3	20,277.1
Total liabilities and shareholders’ equity	$97,893.0	$82,945.2	$88,690.8
1 Consists of long-term debt. See Note 4 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2024	2023	2024	2023
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$0	$493.9	$493.9	$493.9
Redemption of Serial Preferred Shares, Series B1	0	0	(493.9)	0
Balance, end of period	0	493.9	0	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	585.7	585.4	585.3	584.9
Treasury shares purchased	(0.1)	(0.1)	(0.3)	(0.3)
Net restricted equity awards issued/vested	0.1	0	0.7	0.7
Balance, end of period	585.7	585.3	585.7	585.3
Paid-In Capital
Balance, beginning of period	2,028.7	1,907.7	2,013.1	1,893.0
Amortization of equity-based compensation	31.7	27.9	48.5	43.8
Treasury shares purchased	(0.2)	(0.2)	(1.0)	(1.0)
Net restricted equity awards issued/vested	(0.1)	0	(0.7)	(0.7)
Reinvested dividends on restricted stock units	0.4	0.3	0.6	0.6
Balance, end of period	2,060.5	1,935.7	2,060.5	1,935.7
Retained Earnings
Balance, beginning of period	21,020.5	16,080.1	18,800.5	15,721.2
Net income	1,458.7	345.4	3,790.1	793.3
Treasury shares purchased	(10.6)	(7.1)	(46.7)	(38.8)
Cash dividends declared on common shares ($0.10, $0.10, $0.20, and $0.20 per share)[1]	(58.5)	(58.4)	(117.0)	(116.9)
Cash dividends declared on Serial Preferred Shares, Series B ($0, $18.92463, $15.688377, and $18.92463 per share)[1]	0	(9.5)	(7.8)	(9.5)
Reinvested dividends on restricted stock units	(0.4)	(0.3)	(0.6)	(0.6)
Other, net	0.3	0.2	(8.5)	1.7
Balance, end of period	22,410.0	16,350.4	22,410.0	16,350.4
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(1,823.6)	(2,198.7)	(1,615.7)	(2,802.0)
Other comprehensive income (loss)	107.8	(455.3)	(100.1)	148.0
Balance, end of period	(1,715.8)	(2,654.0)	(1,715.8)	(2,654.0)
Total shareholders’ equity	$23,340.4	$16,711.3	$23,340.4	$16,711.3
1 See Note 9 – Dividends for further discussion.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2024	2023
(millions)
Cash Flows From Operating Activities
Net income	$3,790.1	$793.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	137.5	140.6
Net amortization (accretion) of fixed-income securities	(20.1)	(5.5)
Amortization of equity-based compensation	48.5	43.8
Net realized (gains) losses on securities	(29.3)	(198.7)
Net (gains) losses on disposition of property and equipment	(1.1)	6.2
Changes in:
Premiums receivable	(2,586.3)	(1,856.4)
Reinsurance recoverables	212.5	315.2
Prepaid reinsurance premiums	(41.0)	52.6
Deferred acquisition costs	(250.9)	(141.2)
Income taxes	(341.2)	(161.1)
Unearned premiums	3,546.7	2,776.5
Loss and loss adjustment expense reserves	2,216.0	2,394.0
Accounts payable, accrued expenses, and other liabilities	1,057.7	760.0
Other, net	(237.9)	(132.8)
Net cash provided by operating activities	7,501.2	4,786.5
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(24,532.4)	(12,370.9)
Equity securities	(32.6)	(21.1)
Sales:
Fixed maturities	13,687.2	2,815.8
Equity securities	98.4	661.4
Maturities, paydowns, calls, and other:
Fixed maturities	3,234.8	2,153.9
Equity securities	23.3	25.2
Net (purchases) sales of short-term investments	1,087.1	1,413.9
Net change in unsettled security transactions	119.7	282.4
Purchases of property and equipment	(118.1)	(133.6)
Sales of property and equipment	45.8	28.8
Net cash used in investing activities	(6,386.8)	(5,144.2)
Cash Flows From Financing Activities
Redemption of Serial Preferred Shares, Series B	(500.0)	0
Dividends paid to common shareholders	(556.5)	(117.0)
Dividends paid to preferred shareholders	(7.8)	(22.9)
Acquisition of treasury shares for equity award tax liabilities	(37.9)	(33.0)
Acquisition of treasury shares acquired in open market	(10.1)	(7.1)
Net proceeds from debt issuances	0	496.3
Net cash provided by (used in) financing activities	(1,112.3)	316.3
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	2.1	(41.4)
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	99.6	220.9
Cash, cash equivalents, restricted cash, and restricted cash equivalents – June 30	$101.7	$179.5
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
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2024, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report to Shareholders).
Premiums Receivable
We perform analyses to evaluate our premiums receivable for expected credit losses. See our 2023 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2024	2023	2024	2023
Allowance for credit losses, beginning of period	$327.7	$340.9	$369.1	$343.3
Increase in allowance[1]	128.0	125.3	234.8	242.2
Write-offs[2]	(127.8)	(122.3)	(276.0)	(241.6)
Allowance for credit losses, end of period	$327.9	$343.9	$327.9	$343.9
1 Represents the incremental increase in other underwriting expenses.
2 Represents the portion of allowance that is reversed when the premiums receivable is written off. Premiums receivable balances are written off once we have exhausted our collection efforts.
Property – Held for Sale
Included in other assets in our consolidated balance sheets are properties that are classified as held for sale (HFS). At June 30, 2024 and 2023, and December 31, 2023, we had HFS properties of $152.4 million, $59.5 million, and $77.2 million, respectively. When properties are determined to be HFS, the property is written down to its fair value less estimated costs to sell, as applicable. The increase in HFS properties since December 31, 2023, primarily reflects a decision in the first quarter 2024 to sell certain regional properties to optimize our real estate portfolio by consolidating employees into existing alternative properties.
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

New Accounting Standards
Adopted – On January 1, 2024, we began amortizing the remaining original cost of tax equity investments to the provision for income taxes, since certain conditions were met, on the modified retrospective basis, pursuant to an Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board. Previously, these investments were accounted for under the equity method of accounting and the amortization was recognized as a net impairment loss on the consolidated statements of income. The adoption of the ASU had no cumulative effect on retained earnings and did not have a material impact on our financial condition or results of operations. The amount of income tax credits and investment amortization recognized for the three and six months ended June 30, 2024, and the carrying amount of the tax credit investments at June 30, 2024, were not material to our financial condition or results of operations and, therefore, no additional disclosure is provided.
Reclassification
Goodwill and intangible assets are included in other assets in our consolidated balance sheets and the amortization of intangible assets in other, net, in cash provided by operating activities in our consolidated statements of cash flows. The June 30, 2023 amounts, which were presented separately on the balance sheet and statement of cash flows in the prior year, were reclassified to conform to the current year presentation.

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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2024
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$42,063.1	$59.6	$(1,228.7)	$0	$40,894.0	56.5%
State and local government obligations	2,345.6	0.7	(144.3)	0	2,202.0	3.0
Foreign government obligations	16.7	0	(0.9)	0	15.8	0.1
Corporate debt securities	13,260.0	33.6	(303.8)	(15.2)	12,974.6	17.9
Residential mortgage-backed securities	980.4	2.6	(9.4)	2.1	975.7	1.3
Commercial mortgage-backed securities	4,457.2	1.9	(489.1)	0	3,970.0	5.5
Other asset-backed securities	6,366.4	7.7	(89.3)	(0.1)	6,284.7	8.7
Redeemable preferred stocks	178.8	0	(1.9)	(5.4)	171.5	0.2
Total fixed maturities	69,668.2	106.1	(2,267.4)	(18.6)	67,488.3	93.2
Short-term investments	733.4	0	0	0	733.4	1.0
Total available-for-sale securities	70,401.6	106.1	(2,267.4)	(18.6)	68,221.7	94.2
Equity securities:
Nonredeemable preferred stocks	886.9	0	0	(48.7)	838.2	1.2
Common equities	707.8	0	0	2,587.8	3,295.6	4.6
Total equity securities	1,594.7	0	0	2,539.1	4,133.8	5.8
Total portfolio[1]	$71,996.3	$106.1	$(2,267.4)	$2,520.5	$72,355.5	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2023
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$33,277.1	$0.1	$(1,676.7)	$0	$31,600.5	53.3%
State and local government obligations	2,336.5	0.1	(181.9)	0	2,154.7	3.6
Foreign government obligations	17.2	0	(1.4)	0	15.8	0.1
Corporate debt securities	10,866.4	14.4	(540.3)	(35.9)	10,304.6	17.4
Residential mortgage-backed securities	580.7	0.2	(13.0)	(5.2)	562.7	0.9
Commercial mortgage-backed securities	4,982.2	2.0	(718.7)	0	4,265.5	7.2
Other asset-backed securities	5,250.6	0	(232.0)	(1.0)	5,017.6	8.5
Redeemable preferred stocks	174.0	0	(3.6)	(13.7)	156.7	0.3
Total fixed maturities	57,484.7	16.8	(3,367.6)	(55.8)	54,078.1	91.3
Short-term investments	1,494.3	0	0	0	1,494.3	2.5
Total available-for-sale securities	58,979.0	16.8	(3,367.6)	(55.8)	55,572.4	93.8
Equity securities:
Nonredeemable preferred stocks	1,107.1	0	0	(122.0)	985.1	1.6
Common equities	662.0	0	0	2,046.1	2,708.1	4.6
Total equity securities	1,769.1	0	0	1,924.1	3,693.2	6.2
Total portfolio[1]	$60,748.1	$16.8	$(3,367.6)	$1,868.3	$59,265.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2023
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$37,823.2	$204.1	$(1,157.9)	$0	$36,869.4	55.9%
State and local government obligations	2,338.4	2.8	(138.4)	0	2,202.8	3.3
Foreign government obligations	17.3	0	(1.0)	0	16.3	0.1
Corporate debt securities	11,446.0	87.2	(332.3)	(17.2)	11,183.7	16.9
Residential mortgage-backed securities	426.9	0.2	(10.0)	0.1	417.2	0.6
Commercial mortgage-backed securities	4,535.2	2.2	(597.7)	0	3,939.7	6.0
Other asset-backed securities	5,667.2	15.7	(107.1)	(0.4)	5,575.4	8.4
Redeemable preferred stocks	187.7	0	(2.4)	(11.6)	173.7	0.3
Total fixed maturities	62,441.9	312.2	(2,346.8)	(29.1)	60,378.2	91.5
Short-term investments	1,789.9	0	0	0	1,789.9	2.7
Total available-for-sale securities	64,231.8	312.2	(2,346.8)	(29.1)	62,168.1	94.2
Equity securities:
Nonredeemable preferred stocks	977.1	0	0	(75.0)	902.1	1.4
Common equities	706.0	0	0	2,222.4	2,928.4	4.4
Total equity securities	1,683.1	0	0	2,147.4	3,830.5	5.8
Total portfolio[1]	$65,914.9	$312.2	$(2,346.8)	$2,118.3	$65,998.6	100.0%
1 At June 30, 2024 and 2023, we had $74.1 million and $248.0 million, respectively, of net unsettled security purchase transactions included in other liabilities, compared to $45.6 million included in other assets at December 31, 2023.
The total fair value of the portfolio at June 30, 2024 and 2023, and December 31, 2023, included $4.1 billion, $4.3 billion, and $4.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

At June 30, 2024, bonds and certificates of deposit in the principal amount of $713.2 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at June 30, 2024 or 2023, or December 31, 2023. At June 30, 2024, we did not hold any debt securities that were non-income producing during the preceding 12 months.
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
Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	June 30,
(millions)	2024	2023	Dec. 31, 2023
Fixed Maturities:
Corporate debt securities	$475.5	$520.1	$531.3
Residential mortgage-backed securities	272.5	448.7	323.9
Other asset-backed securities	5.3	26.1	13.9
Redeemable preferred stocks	135.0	125.4	141.2
Total hybrid securities	$888.3	$1,120.3	$1,010.3
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
Fixed Maturities The composition of fixed maturities by maturity at June 30, 2024, was:

(millions)	Cost	Fair Value
Less than one year	$7,654.0	$7,529.6
One to five years	48,100.6	46,812.9
Five to ten years	13,731.4	12,966.0
Ten years or greater	182.2	179.8
Total	$69,668.2	$67,488.3
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
Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2024
U.S. government obligations	117	$29,776.3	$(1,228.7)	17	$12,936.0	$(109.4)	100	$16,840.3	$(1,119.3)
State and local government obligations	336	2,078.5	(144.3)	58	410.9	(2.0)	278	1,667.6	(142.3)
Foreign government obligations	1	15.8	(0.9)	0	0	0	1	15.8	(0.9)
Corporate debt securities	402	8,995.0	(303.8)	150	3,307.1	(18.4)	252	5,687.9	(285.4)
Residential mortgage-backed securities	39	308.0	(9.4)	7	244.1	(0.5)	32	63.9	(8.9)
Commercial mortgage-backed securities	183	3,883.2	(489.1)	7	314.4	(1.3)	176	3,568.8	(487.8)
Other asset-backed securities	176	3,133.3	(89.3)	62	1,447.0	(3.4)	114	1,686.3	(85.9)
Redeemable preferred stocks	3	36.6	(1.9)	0	0	0	3	36.6	(1.9)
Total fixed maturities	1,257	$48,226.7	$(2,267.4)	301	$18,659.5	$(135.0)	956	$29,567.2	$(2,132.4)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2023
U.S. government obligations	171	$31,496.1	$(1,676.7)	51	$17,704.6	$(427.9)	120	$13,791.5	$(1,248.8)
State and local government obligations	346	1,998.2	(181.9)	57	346.8	(5.2)	289	1,651.4	(176.7)
Foreign government obligations	1	15.8	(1.4)	0	0	0	1	15.8	(1.4)
Corporate debt securities	414	8,565.9	(540.3)	109	2,397.4	(56.0)	305	6,168.5	(484.3)
Residential mortgage-backed securities	41	108.5	(13.0)	7	2.4	(0.1)	34	106.1	(12.9)
Commercial mortgage-backed securities	211	4,247.9	(718.7)	4	13.6	(0.1)	207	4,234.3	(718.6)
Other asset-backed securities	292	4,900.0	(232.0)	78	1,564.7	(7.6)	214	3,335.3	(224.4)
Redeemable preferred stocks	3	31.3	(3.6)	0	0	0	3	31.3	(3.6)
Total fixed maturities	1,479	$51,363.7	$(3,367.6)	306	$22,029.5	$(496.9)	1,173	$29,334.2	$(2,870.7)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2023
U.S. government obligations	147	$28,225.0	$(1,157.9)	25	$11,890.0	$(100.0)	122	$16,335.0	$(1,057.9)
State and local government obligations	324	1,846.2	(138.4)	31	169.9	(0.9)	293	1,676.3	(137.5)
Foreign government obligations	1	16.3	(1.0)	0	0	0	1	16.3	(1.0)
Corporate debt securities	313	6,642.4	(332.3)	26	617.2	(14.7)	287	6,025.2	(317.6)
Residential mortgage-backed securities	39	88.4	(10.0)	2	0.4	0	37	88.0	(10.0)
Commercial mortgage-backed securities	189	3,912.2	(597.7)	1	30.7	(2.5)	188	3,881.5	(595.2)
Other asset-backed securities	207	3,299.1	(107.1)	41	639.4	(1.2)	166	2,659.7	(105.9)
Redeemable preferred stocks	3	32.5	(2.4)	0	0	0	3	32.5	(2.4)
Total fixed maturities	1,223	$44,062.1	$(2,346.8)	126	$13,347.6	$(119.3)	1,097	$30,714.5	$(2,227.5)
A review of the securities in an unrealized loss position indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.
We had ten securities, across five issuers, that had their credit ratings downgraded during the second quarter 2024, with a combined fair value of $203.0 million and an unrealized loss of $66.7 million as of June 30, 2024.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible during the first six months of 2024 or 2023, and did not have a material credit loss allowance balance as of June 30, 2024 and 2023, or December 31, 2023. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included:

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
As of June 30, 2024 and 2023, and December 31, 2023, we believe that none of the unrealized losses on our fixed-maturity securities were related to material credit losses on any specific securities, or in the aggregate. We continue to expect all the securities in our fixed-maturity portfolio to pay their principal and interest obligations.
In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at June 30, 2024 and 2023, and December 31, 2023, to determine if the accrued interest amounts were uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal, obligations and, therefore, did not write off any accrued income as uncollectible at June 30, 2024 and 2023, or December 31, 2023.

Realized Gains (Losses) The components of net realized gains (losses) for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2024	2023	2024	2023
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$1.3	$0.2	$1.3	$4.0
State and local government obligations	0	0	0.3	0
Corporate debt securities	0.7	0	3.6	0.1
Residential mortgage-backed securities	1.1	0	1.1	0
Other asset-backed securities	0.1	0	0.1	0
Total available-for-sale securities	3.2	0.2	6.4	4.1
Equity securities:
Nonredeemable preferred stocks	0	0.2	0	0.3
Common equities	0	221.9	11.2	353.9
Total equity securities	0	222.1	11.2	354.2
Subtotal gross realized gains on security sales	3.2	222.3	17.6	358.3
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(191.9)	(1.1)	(327.2)	(12.6)
State and local government obligations	0	0	(0.1)	0
Corporate debt securities	(21.6)	(29.8)	(36.4)	(50.2)
Commercial mortgage-backed securities	(10.7)	(45.5)	(15.0)	(80.0)
Other asset-backed securities	0	(0.2)	(0.1)	(0.4)
Redeemable preferred stocks	(0.8)	0	(1.1)	0
Short-term investments	0	(0.3)	0	(0.4)
Total available-for-sale securities	(225.0)	(76.9)	(379.9)	(143.6)
Equity securities:
Nonredeemable preferred stocks	(4.6)	(9.2)	(10.5)	(110.2)
Common equities	0	(1.1)	(0.1)	(12.9)
Total equity securities	(4.6)	(10.3)	(10.6)	(123.1)
Subtotal gross realized losses on security sales	(229.6)	(87.2)	(390.5)	(266.7)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	(190.6)	(0.9)	(325.9)	(8.6)
State and local government obligations	0	0	0.2	0
Corporate debt securities	(20.9)	(29.8)	(32.8)	(50.1)
Residential mortgage-backed securities	1.1	0	1.1	0
Commercial mortgage-backed securities	(10.7)	(45.5)	(15.0)	(80.0)
Other asset-backed securities	0.1	(0.2)	0	(0.4)
Redeemable preferred stocks	(0.8)	0	(1.1)	0
Short-term investments	0	(0.3)	0	(0.4)
Total available-for-sale securities	(221.8)	(76.7)	(373.5)	(139.5)
Equity securities:
Nonredeemable preferred stocks	(4.6)	(9.0)	(10.5)	(109.9)
Common equities	0	220.8	11.1	341.0
Total equity securities	(4.6)	211.8	0.6	231.1
Subtotal net realized gains (losses) on security sales	(226.4)	135.1	(372.9)	91.6
Other assets
Gain	0	0	0	13.2
Impairment	0	(2.2)	0	(4.5)
Subtotal net realized gains (losses) on other assets	0	(2.2)	0	8.7
Net holding period gains (losses)
Hybrid securities	3.3	4.8	10.5	18.7
Equity securities	96.8	(10.8)	391.7	79.7
Subtotal net holding period gains (losses)	100.1	(6.0)	402.2	98.4
Total net realized gains (losses) on securities	$(126.3)	$126.9	$29.3	$198.7

Realized gains (losses) on securities sold are computed using the first-in-first-out method. During the second quarter and first six months of 2024, the majority of our gross realized losses on security sales were U.S. Treasury Notes that were sold for duration management. During the second quarter and first six months of both 2024 and 2023, we sold corporate debt securities and select commercial mortgage-backed securities, which we viewed as having less attractive risk/reward profiles. During 2023, the gross gains in common equities reflected sales of securities, as part of our plan to incrementally reduce risk in the portfolio in response to our view of the potential of a more difficult economic environment. The gross loss incurred in our nonredeemable preferred stocks was primarily related to the sale of certain holdings in U.S. bank preferred stocks.
The other asset gain in 2023 is related to proceeds received as a result of litigation in conjunction with three renewable energy investments we made from 2016 through 2018 (the original investments were previously written down in full).
The following table reflects our holding period realized gains (losses) recognized on equity securities held at the respective quarter ends:

	Three Months		Six Months
(millions)	2024	2023	2024	2023
Total net gains (losses) recognized during the period on equity securities	$92.2	$201.0	$392.3	$310.8
Less: Net gains (losses) recognized on equity securities sold during the period	(4.6)	211.8	0.6	231.1
Net holding period gains (losses) recognized during the period on equity securities held at period end	$96.8	$(10.8)	$391.7	$79.7
Net Investment Income The components of net investment income for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2024	2023	2024	2023
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$361.3	$191.5	$668.2	$354.7
State and local government obligations	13.4	11.6	25.8	22.2
Foreign government obligations	0	0	0.1	0.1
Corporate debt securities	134.8	83.5	256.3	167.1
Residential mortgage-backed securities	8.0	5.8	13.4	15.0
Commercial mortgage-backed securities	46.1	49.2	92.5	99.2
Other asset-backed securities	81.3	61.6	159.5	110.1
Redeemable preferred stocks	2.7	2.7	5.6	5.6
Total fixed maturities	647.6	405.9	1,221.4	774.0
Short-term investments	17.2	24.8	36.1	49.5
Total available-for-sale securities	664.8	430.7	1,257.5	823.5
Equity securities:
Nonredeemable preferred stocks	10.4	13.3	21.4	28.4
Common equities	9.8	10.5	23.7	22.2
Total equity securities	20.2	23.8	45.1	50.6
Investment income	685.0	454.5	1,302.6	874.1
Investment expenses	(7.3)	(6.1)	(13.0)	(11.6)
Net investment income	$677.7	$448.4	$1,289.6	$862.5
On a year-over-year basis, investment income (interest and dividends) increased 51% and 49% for the first three and six months of 2024, respectively, and recurring investment book yield increased 26% for each of the three and six months ended June 30, 2024, compared to the same periods last year. The increases primarily reflected investing new cash from operations and proceeds from maturing bonds in higher coupon rate securities.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2024
Fixed maturities:
U.S. government obligations	$40,894.0	$0	$0	$40,894.0	$42,063.1
State and local government obligations	0	2,202.0	0	2,202.0	2,345.6
Foreign government obligations	0	15.8	0	15.8	16.7
Corporate debt securities	0	12,971.6	3.0	12,974.6	13,260.0
Subtotal	40,894.0	15,189.4	3.0	56,086.4	57,685.4
Asset-backed securities:
Residential mortgage-backed	0	975.7	0	975.7	980.4
Commercial mortgage-backed	0	3,970.0	0	3,970.0	4,457.2
Other asset-backed	0	6,284.7	0	6,284.7	6,366.4
Subtotal asset-backed securities	0	11,230.4	0	11,230.4	11,804.0
Redeemable preferred stocks:
Financials	0	23.1	0	23.1	24.5
Utilities	0	13.4	0	13.4	13.9
Industrials	0	135.0	0	135.0	140.4
Subtotal redeemable preferred stocks	0	171.5	0	171.5	178.8
Total fixed maturities	40,894.0	26,591.3	3.0	67,488.3	69,668.2
Short-term investments	733.4	0	0	733.4	733.4
Total available-for-sale securities	41,627.4	26,591.3	3.0	68,221.7	70,401.6
Equity securities:
Nonredeemable preferred stocks:
Financials	0	748.8	36.7	785.5	831.9
Utilities	0	37.5	0	37.5	40.0
Industrials	0	0	15.2	15.2	15.0
Subtotal nonredeemable preferred stocks	0	786.3	51.9	838.2	886.9
Common equities:
Common stocks	3,249.2	0	22.5	3,271.7	683.9
Other risk investments	0	0	23.9	23.9	23.9
Subtotal common equities	3,249.2	0	46.4	3,295.6	707.8
Total equity securities	3,249.2	786.3	98.3	4,133.8	1,594.7
Total portfolio	$44,876.6	$27,377.6	$101.3	$72,355.5	$71,996.3
Debt	$0	$6,165.5	$0	$6,165.5	$6,890.7

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2023
Fixed maturities:
U.S. government obligations	$31,600.5	$0	$0	$31,600.5	$33,277.1
State and local government obligations	0	2,154.7	0	2,154.7	2,336.5
Foreign government obligations	0	15.8	0	15.8	17.2
Corporate debt securities	0	10,304.6	0	10,304.6	10,866.4
Subtotal	31,600.5	12,475.1	0	44,075.6	46,497.2
Asset-backed securities:
Residential mortgage-backed	0	562.7	0	562.7	580.7
Commercial mortgage-backed	0	4,265.5	0	4,265.5	4,982.2
Other asset-backed	0	5,017.6	0	5,017.6	5,250.6
Subtotal asset-backed securities	0	9,845.8	0	9,845.8	10,813.5
Redeemable preferred stocks:
Financials	0	22.0	0	22.0	24.5
Utilities	0	9.3	0	9.3	10.4
Industrials	0	125.4	0	125.4	139.1
Subtotal redeemable preferred stocks	0	156.7	0	156.7	174.0
Total fixed maturities	31,600.5	22,477.6	0	54,078.1	57,484.7
Short-term investments	1,462.2	32.1	0	1,494.3	1,494.3
Total available-for-sale securities	33,062.7	22,509.7	0	55,572.4	58,979.0
Equity securities:
Nonredeemable preferred stocks:
Financials	15.8	824.8	56.0	896.6	1,012.1
Utilities	0	72.7	0	72.7	80.0
Industrials	0	0	15.8	15.8	15.0
Subtotal nonredeemable preferred stocks	15.8	897.5	71.8	985.1	1,107.1
Common equities:
Common stocks	2,667.9	0	18.3	2,686.2	640.1
Other risk investments	0	0	21.9	21.9	21.9
Subtotal common equities	2,667.9	0	40.2	2,708.1	662.0
Total equity securities	2,683.7	897.5	112.0	3,693.2	1,769.1
Total portfolio	$35,746.4	$23,407.2	$112.0	$59,265.6	$60,748.1
Debt	$0	$6,224.0	$0	$6,224.0	$6,886.5

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2023
Fixed maturities:
U.S. government obligations	$36,869.4	$0	$0	$36,869.4	$37,823.2
State and local government obligations	0	2,202.8	0	2,202.8	2,338.4
Foreign government obligations	0	16.3	0	16.3	17.3
Corporate debt securities	0	11,180.7	3.0	11,183.7	11,446.0
Subtotal	36,869.4	13,399.8	3.0	50,272.2	51,624.9
Asset-backed securities:
Residential mortgage-backed	0	417.2	0	417.2	426.9
Commercial mortgage-backed	0	3,939.7	0	3,939.7	4,535.2
Other asset-backed	0	5,575.4	0	5,575.4	5,667.2
Subtotal asset-backed securities	0	9,932.3	0	9,932.3	10,629.3
Redeemable preferred stocks:
Financials	0	23.1	0	23.1	24.5
Utilities	0	9.4	0	9.4	10.4
Industrials	0	141.2	0	141.2	152.8
Subtotal redeemable preferred stocks	0	173.7	0	173.7	187.7
Total fixed maturities	36,869.4	23,505.8	3.0	60,378.2	62,441.9
Short-term investments	1,757.0	32.9	0	1,789.9	1,789.9
Total available-for-sale securities	38,626.4	23,538.7	3.0	62,168.1	64,231.8
Equity securities:
Nonredeemable preferred stocks:
Financials	0	802.7	49.2	851.9	922.1
Utilities	0	35.4	0	35.4	40.0
Industrials	0	0	14.8	14.8	15.0
Subtotal nonredeemable preferred stocks	0	838.1	64.0	902.1	977.1
Common equities:
Common stocks	2,885.3	0	22.5	2,907.8	685.4
Other risk investments	0	0	20.6	20.6	20.6
Subtotal common equities	2,885.3	0	43.1	2,928.4	706.0
Total equity securities	2,885.3	838.1	107.1	3,830.5	1,683.1
Total portfolio	$41,511.7	$24,376.8	$110.1	$65,998.6	$65,914.9
Debt	$0	$6,431.3	$0	$6,431.3	$6,888.6

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
At both June 30, 2024 and December 31, 2023, vendor-quoted prices represented 93% of our Level 1 classifications (excluding short-term investments), compared to 92% at June 30, 2023. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges. All Level 1 preferred stocks with active exchange quotes were sold during 2023.
At both June 30, 2024 and December 31, 2023, vendor-quoted prices comprised 100% of our Level 2 classifications (excluding short-term investments), compared to 98% at June 30, 2023; the remaining 2% at June 30, 2023 were dealer-quoted prices. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
At both June 30, 2024 and December 31, 2023, we held one privately held fixed-maturity security that is classified as a Level 3 investment. At June 30, 2023, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
During the first six months of 2024 and for the full year of 2023, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Due to the relative size of the Level 3 securities’ fair values, compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2024 and 2023:

	Level 3 Fair Value
(millions)	Fair Value at March 31, 2024	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at June 30, 2024
Fixed maturities:
Corporate debt securities	$3.0	$0	$0	$0	$0	$0	$0	$3.0
Equity securities:
Nonredeemable preferred stocks:
Financials	49.2	0	0	0	0	(12.5)	0	36.7
Industrials	14.8	0	0	0	0	0.4	0	15.2
Common equities:
Common stocks	22.5	0	0	0	0	0	0	22.5
Other risk investments	24.3	(0.4)	0	0	0	0	0	23.9
Total Level 3 securities	$113.8	$(0.4)	$0	$0	$0	$(12.1)	$0	$101.3

	Level 3 Fair Value
(millions)	Fair Value at March 31, 2023	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at June 30, 2023
Equity securities:
Nonredeemable preferred stocks:
Financials	$67.4	$0	$0	$0	$0	$(11.4)	$0	$56.0
Industrials	16.4	0	0	0	0	(0.6)	0	15.8
Common equities:
Common stocks	18.3	0	0	0	0	0	0	18.3
Other risk investments	20.3	1.6	0	0	0	0	0	21.9
Total Level 3 securities	$122.4	$1.6	$0	$0	$0	$(12.0)	$0	$112.0

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2023	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at June 30, 2024
Fixed maturities:
Corporate debt securities	$3.0	$0	$0	$0	$0	$0	$0	$3.0
Equity securities:
Nonredeemable preferred stocks:
Financials	49.2	0	0	0	0	(12.5)	0	36.7
Industrials	14.8	0	0	0	0	0.4	0	15.2
Common equities:
Common stocks	22.5	0	0	0	0	0	0	22.5
Other risk investments	20.6	3.3	0	0	0	0	0	23.9
Total Level 3 securities	$110.1	$3.3	$0	$0	$0	$(12.1)	$0	$101.3

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2022	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at June 30, 2023
Equity securities:
Nonredeemable preferred stocks:
Financials	$67.4	$0	$0	$0	$0	$(11.4)	$0	$56.0
Industrials	16.4	0	0	0	0	(0.6)	0	15.8
Common equities:
Common stocks	18.3	0	0	0	0	0	0	18.3
Other risk investments	19.8	2.1	0	0	0	0	0	21.9
Total Level 3 securities	$121.9	$2.1	$0	$0	$0	$(12.0)	$0	$112.0
1 For fixed maturities, amounts included are unrealized gains (losses) included in accumulated other comprehensive income (loss) on our consolidated balance sheets. For equity securities, amounts included are net holding period gains (losses) on securities on our consolidated statements of comprehensive income.
The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at June 30, 2024 and 2023, and December 31, 2023:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2024	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate debt securities	$3.0	Market comparables	Weighted average market capitalization price change %	(1.2)% to 1.2%	0.2%
Equity securities:
Nonredeemable preferred stocks	51.9	Market comparables	Weighted average market capitalization price change %	(7.6)% to (1.5)%	(2.9)%
Common stocks	22.5	Market comparables	Weighted average market capitalization price change %	(26.5)% to 19.3%	(4.4)%
Subtotal Level 3 securities	77.4
Pricing exemption securities	23.9
Total Level 3 securities	$101.3

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2023	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$71.8	Market comparables	Weighted average market capitalization price change %	(6.1)% to 27.6%	4.4%
Common stocks	18.3	Market comparables	Weighted average market capitalization price change %	(22.0)% to 125.4%	18.0%
Subtotal Level 3 securities	90.1
Pricing exemption securities	21.9
Total Level 3 securities	$112.0

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate debt securities	$3.0	Market comparables	Weighted average market capitalization price change %	0.3% to 7.7%	2.6%
Equity securities:
Nonredeemable preferred stocks	64.0	Market comparables	Weighted average market capitalization price change %	17.2% to 39.7%	21.7%
Common stocks	22.5	Market comparables	Weighted average market capitalization price change %	(45.8)% to 95.6%	39.7%
Subtotal Level 3 securities	89.5
Pricing exemption securities	20.6
Total Level 3 securities	$110.1

4. DEBT
Debt at each of the balance sheet periods consisted of:

	June 30, 2024		June 30, 2023		December 31, 2023
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
2.45% Senior Notes due 2027 (issued: $500.0, August 2016)	$498.8	$468.8	$498.4	$459.4	$498.6	$468.9
2.50% Senior Notes due 2027 (issued: $500.0, March 2022)	498.4	468.0	497.8	458.4	498.1	469.1
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	298.0	320.9	297.6	324.2	297.8	328.7
4.00% Senior Notes due 2029 (issued: $550.0, October 2018)	547.2	526.7	546.7	526.4	546.9	542.6
3.20% Senior Notes due 2030 (issued: $500.0, March 2020)	497.5	455.4	497.1	449.2	497.3	462.2
3.00% Senior Notes due 2032 (issued: $500.0, March 2022)	496.5	433.7	496.1	434.5	496.3	446.0
6.25% Senior Notes due 2032 (issued: $400.0, November 2002)	396.8	428.1	396.6	432.0	396.7	445.6
4.95% Senior Notes due 2033 (issued: $500.0, May 2023)	496.6	494.6	496.3	489.9	496.4	513.0
4.35% Senior Notes due 2044 (issued: $350.0, April 2014)	347.0	301.1	346.9	304.0	347.0	314.2
3.70% Senior Notes due 2045 (issued: $400.0, January 2015)	395.9	309.8	395.8	313.6	395.9	325.1
4.125% Senior Notes due 2047 (issued: $850.0, April 2017)	842.4	698.7	842.2	727.0	842.3	756.2
4.20% Senior Notes due 2048 (issued: $600.0, March 2018)	590.7	493.9	590.5	510.3	590.6	534.1
3.95% Senior Notes due 2050 (issued: $500.0, March 2020)	491.2	392.4	491.0	408.4	491.1	422.3
3.70% Senior Notes due 2052 (issued: $500.0, March 2022)	493.7	373.4	493.5	386.7	493.6	403.3
Total	$6,890.7	$6,165.5	$6,886.5	$6,224.0	$6,888.6	$6,431.3
There was no short-term debt outstanding as of the end of all periods presented.
During the second quarter 2024, The Progressive Corporation renewed its line of credit with PNC Bank, National Association (PNC), in the maximum principal amount of $300 million, which expires April 2025 and has the same terms as the previous line of credit with PNC. See the 2023 Annual Report to Shareholders for a discussion of the terms of this line of credit. We had no borrowings under the line of credit that was available during the periods presented.

5. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2024, was 21.6% and 21.0%, respectively, compared to 20.7% and 19.9% for the same periods last year, with the change primarily due to our permanent tax differences having a lower impact on our effective rate due to increased profitability in the current year.
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At June 30, 2024 and 2023, and December 31, 2023, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. At June 30, 2024 and 2023, and December 31, 2023, the
net deferred tax asset includes a gross deferred tax asset of $453.9 million, $703.7 million, and $427.3 million, respectively, related to unrealized losses on fixed-maturity securities. We believe this deferred tax asset will be realized based on the existence of current temporary differences related to unrealized gains in our equity portfolio, and prior year capital gains.
We had net current income taxes payable of $9.0 million and $311.8 million at June 30, 2024 and December 31, 2023, respectively, which were reported in accounts payable, accrued expenses, and other liabilities, compared to recoverable income taxes of $44.0 million at June 30, 2023, which were reported in other assets on our consolidated balance sheets. The balance may fluctuate between an asset and a liability from period to period due to normal timing differences.
At June 30, 2024 and 2023, and December 31, 2023, we had no reserves for uncertain tax positions.
6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Activity in the loss and loss adjustment expense reserves is summarized as follows:

	June 30,
(millions)	2024	2023
Balance at January 1	$34,389.2	$30,359.3
Less reinsurance recoverables on unpaid losses	4,789.0	5,559.2
Net balance at January 1	29,600.2	24,800.1
Incurred related to:
Current year	23,629.4	21,683.6
Prior years	(62.5)	1,110.5
Total incurred	23,566.9	22,794.1
Paid related to:
Current year	11,470.3	10,789.5
Prior years	9,606.6	9,115.8
Total paid	21,076.9	19,905.3
Net balance at June 30	32,090.2	27,688.9
Plus reinsurance recoverables on unpaid losses	4,515.0	5,064.4
Balance at June 30	$36,605.2	$32,753.3
We experienced favorable reserve development of $62.5 million during the first six months of 2024, compared to unfavorable development of $1,110.5 million for the same period last year, which is reflected as “incurred related to prior years” in the table above.

Year-to-date June 30, 2024
•The favorable prior year reserve development included approximately $60 million of favorable development attributable to accident year 2023 and $20 million to accident year 2022; partially offset by unfavorable development attributable to accident years 2021 and prior.
•Our personal auto products incurred about $235 million of favorable loss and loss adjustment expense (LAE) reserve development, with about 60% attributable to the Agency auto business and the balance in the Direct auto business. The favorable development was, in part, due to lower than anticipated frequency in Florida following tort reform that passed in the first quarter 2023 and lower than anticipated property damage severity across the majority of states.
•Our Commercial Lines and Property businesses experienced about $140 million and $30 million, respectively, of unfavorable development, with the Commercial Lines development primarily driven by higher than anticipated severity in our commercial auto business for California and New York.
Year-to-date June 30, 2023
•The unfavorable prior year reserve development included approximately $910 million attributable to accident year 2022, $81 million to accident year 2021, and the remainder to accident years 2020 and prior.
•Our personal auto products incurred about $870 million of unfavorable loss and LAE reserve development, with the Agency and Direct auto businesses each contributing about half. About half of the unfavorable development was attributable to higher than anticipated severity in auto property and physical damage coverages, while the remaining unfavorable development was primarily due to increased loss costs in Florida injury and medical coverages and, to a lesser extent, higher than anticipated late reported injury claims.
•Our Commercial Lines business experienced about $224 million of unfavorable development, primarily due to higher than anticipated severity and frequency of late reported injury claims.
7. SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries. The amount of overnight reverse repurchase commitments, which are not considered part of the investment portfolio, held by these subsidiaries at June 30, 2024 and 2023, and December 31, 2023, were $81.3 million, $68.0 million, and $68.2 million, respectively. Restricted cash and restricted cash equivalents include collateral held against unpaid deductibles and cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are participants.

Non-cash activity included the following in the respective periods:

	Six Months Ended June 30,
(millions)	2024	2023
Common share dividends[1]	$58.6	$58.5
Operating lease liabilities[2]	46.9	30.4
1 Declared but unpaid. See Note 9 – Dividends for further discussion.
2 From obtaining right-of-use assets.
In the respective periods, we paid the following:

	Six Months Ended June 30,
(millions)	2024	2023
Income taxes[1]	$1,350.5	$358.8
Interest	138.0	125.6
Operating lease liabilities	42.7	42.5
1 The increase in income taxes paid was primarily driven by higher profitability during the first six months of 2024, compared to the same period last year.

8. SEGMENT INFORMATION
Our Personal Lines segment writes insurance for personal auto and special lines products (e.g., motorcycles, RVs, watercraft, and snowmobiles). Our Commercial Lines segment writes auto-related liability and physical damage insurance, business-related general liability and property insurance predominately for small businesses, and workers’ compensation insurance primarily for the transportation industry. Our Property segment writes residential property insurance for homeowners, other property owners, and renters, and umbrella insurance. Our service businesses provide insurance-related services, including serving as an agent for homeowners, general liability, and workers’ compensation insurance, among other products, through programs in our direct Personal Lines and Commercial Lines businesses. All segment revenues are generated from external customers; all intercompany transactions are eliminated in consolidation.
Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$6,213.4	$788.5	$5,207.2	$(71.2)	$12,071.1	$1,739.2	$10,067.4	$91.4
Direct	7,595.5	782.7	6,180.7	126.5	14,616.0	1,826.3	11,898.1	104.4
Total Personal Lines[1]	13,808.9	1,571.2	11,387.9	55.3	26,687.1	3,565.5	21,965.5	195.8
Commercial Lines	2,664.5	303.8	2,454.1	87.2	5,221.9	512.8	4,810.2	124.4
Property	735.9	(487.8)	622.3	(206.8)	1,448.7	(440.9)	1,221.0	(239.5)
Other indemnity[2]	0.2	(0.6)	0.1	0	0.4	(0.9)	0.8	(3.4)
Total underwriting operations	17,209.5	1,386.6	14,464.4	(64.3)	33,358.1	3,636.5	27,997.5	77.3
Fees and other revenues[3]	259.8	NA	226.7	NA	496.3	NA	432.9	NA
Service businesses	106.3	(8.0)	81.0	(9.6)	190.5	(15.9)	153.5	(19.4)
Investments[4]	558.7	551.4	581.4	575.3	1,331.9	1,318.9	1,072.8	1,061.2
Interest expense	NA	(69.6)	NA	(65.7)	NA	(139.2)	NA	(129.0)
Consolidated total	$18,134.3	$1,860.4	$15,353.5	$435.7	$35,376.8	$4,800.3	$29,656.7	$990.1
NA = Not applicable
1 Personal auto insurance accounted for 95% of the total Personal Lines segment net premiums earned during the three and six months ended June 30, 2024, and 94% for the same periods in 2023; insurance for our special lines products accounted for the balance of the Personal Lines net premiums earned.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	12.7%	87.3	(1.4)%	101.4	14.4%	85.6	0.9%	99.1
Direct	10.3	89.7	2.0	98.0	12.5	87.5	0.9	99.1
Total Personal Lines	11.4	88.6	0.5	99.5	13.4	86.6	0.9	99.1
Commercial Lines	11.4	88.6	3.6	96.4	9.8	90.2	2.6	97.4
Property	(66.3)	166.3	(33.2)	133.2	(30.4)	130.4	(19.6)	119.6
Total underwriting operations	8.1	91.9	(0.4)	100.4	10.9	89.1	0.3	99.7
9. DIVIDENDS
Following is a summary of our common and preferred share dividends that were declared and/or paid during the six months ended June 30, 2024 and 2023:

(millions, except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Common – Annual-Variable Dividends:
December 2023	January 2024	$0.75	$439.3

Common – Quarterly Dividends:
May 2024	July 2024	0.10	58.6
March 2024	April 2024	0.10	58.6
December 2023	January 2024	0.10	58.6
May 2023	July 2023	0.10	58.5
March 2023	April 2023	0.10	58.5
December 2022	January 2023	0.10	58.5

Preferred Dividends:
January 2024[2]	February 2024	15.688377	7.8
May 2023	June 2023	18.92463	9.5
December 2022	March 2023	26.875	13.4
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

10. OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at March 31, 2024	$(2,316.2)	$492.6	$(1,823.6)	$(1,808.6)	$(13.9)	$(1.1)
Other comprehensive income (loss) before reclassifications:
Investment securities	(85.1)	18.0	(67.1)	(67.1)	0	0
Total other comprehensive income (loss) before reclassifications	(85.1)	18.0	(67.1)	(67.1)	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(221.5)	46.7	(174.8)	(174.8)	0	0
Interest expense	(0.2)	0.1	(0.1)	0	(0.1)	0
Total reclassification adjustment for amounts realized in net income	(221.7)	46.8	(174.9)	(174.8)	(0.1)	0
Total other comprehensive income (loss)	136.6	(28.8)	107.8	107.7	0.1	0
Balance at June 30, 2024	$(2,179.6)	$463.8	$(1,715.8)	$(1,700.9)	$(13.8)	$(1.1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at March 31, 2023	$(2,793.3)	$594.6	$(2,198.7)	$(2,183.1)	$(14.4)	$(1.2)
Other comprehensive income (loss) before reclassifications:
Investment securities	(651.5)	136.8	(514.7)	(514.7)	0	0
Foreign currency translation adjustment	0.3	(0.1)	0.2	0	0	0.2
Total other comprehensive income (loss) before reclassifications	(651.2)	136.7	(514.5)	(514.7)	0	0.2
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(74.8)	15.7	(59.1)	(59.1)	0	0
Interest expense	(0.1)	0	(0.1)	0	(0.1)	0
Total reclassification adjustment for amounts realized in net income	(74.9)	15.7	(59.2)	(59.1)	(0.1)	0
Total other comprehensive income (loss)	(576.3)	121.0	(455.3)	(455.6)	0.1	0.2
Balance at June 30, 2023	$(3,369.6)	$715.6	$(2,654.0)	$(2,638.7)	$(14.3)	$(1.0)

(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2023	$(2,052.9)	$437.2	$(1,615.7)	$(1,600.8)	$(14.0)	$(0.9)
Other comprehensive income (loss) before reclassifications:
Investment securities	(498.7)	104.9	(393.8)	(393.8)	0	0
Foreign currency translation adjustment	(0.3)	0.1	(0.2)	0	0	(0.2)
Total other comprehensive income (loss) before reclassifications	(499.0)	105.0	(394.0)	(393.8)	0	(0.2)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(372.0)	78.3	(293.7)	(293.7)	0	0
Interest expense	(0.3)	0.1	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	(372.3)	78.4	(293.9)	(293.7)	(0.2)	0
Total other comprehensive income (loss)	(126.7)	26.6	(100.1)	(100.1)	0.2	(0.2)
Balance at June 30, 2024	$(2,179.6)	$463.8	$(1,715.8)	$(1,700.9)	$(13.8)	$(1.1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2022	$(3,556.9)	$754.9	$(2,802.0)	$(2,786.3)	$(14.5)	$(1.2)
Other comprehensive income (loss) before reclassifications:
Investment securities	54.1	(11.4)	42.7	42.7	0	0
Foreign currency translation adjustment	0.3	(0.1)	0.2	0	0	0.2
Total other comprehensive income (loss) before reclassifications	54.4	(11.5)	42.9	42.7	0	0.2
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(132.7)	27.8	(104.9)	(104.9)	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	(132.9)	27.8	(105.1)	(104.9)	(0.2)	0
Total other comprehensive income (loss)	187.3	(39.3)	148.0	147.6	0.2	0.2
Balance at June 30, 2023	$(3,369.6)	$715.6	$(2,654.0)	$(2,638.7)	$(14.3)	$(1.0)
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
As of June 30, 2024, lawsuits have been certified or conditionally certified as class/collective actions in cases alleging: we improperly value total loss claims in Alabama, Colorado, Georgia, Indiana, New York, Pennsylvania, and South Carolina; we improperly fail to pay fees and taxes associated with total losses in Michigan and New York; we improperly calculate basic economic loss as it relates to wage loss coverage in New York; we improperly fail to timely process and pay personal injury protection claims in Texas; we improperly reduce or deny first-party medical benefits in Arkansas; and that certain of our compensation practices are improper. Other insurance companies face many of these same issues.
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
Lawsuits arising from insurance policies and operations, including but not limited to allegations involving claims adjustment and vehicle valuation, may be filed contemporaneously in multiple states. As of June 30, 2024, we are named as defendants in class action lawsuits pending in multiple states alleging that we improperly value total loss vehicle physical damage claims through the application of a negotiation adjustment in calculating such valuations, which includes seven states in which classes have been certified, as noted above, and lawsuits styled as putative class actions pending in additional states. These lawsuits, which were filed at different times by different plaintiffs, feature certain similar claims and also include different allegations and are subject to various state laws. While we believe we have meritorious defenses and we are vigorously contesting these lawsuits, an unfavorable result in, or a settlement of, a significant number of these lawsuits could, in aggregation, have a material adverse effect on our financial condition, cash flows, and/or results of operations. Based on information known at June 30, 2024, and except as to any settlements and accruals as described below, we determined that losses from these lawsuits are reasonably possible but neither probable nor reasonably estimable.
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at June 30, 2024 and 2023, or December 31, 2023, and there were no material settlements during 2023 or the first six months of 2024. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2023 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2023 Annual Report to Shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
I. OVERVIEW
During the second quarter 2024, The Progressive Corporation’s insurance subsidiaries recognized strong growth in both premiums and policies in force, compared to the same period last year, and generated an underwriting profit 4.1 points better than our 4% companywide calendar-year underwriting profit goal.
Net premiums written and earned increased 22% and 19%, respectively, during the second quarter 2024 compared to the same period last year, with all operating segments contributing to the growth. For the quarter, we generated $17.9 billion of net premiums written, which was an increase of $3.2 billion, compared to the second quarter 2023.
On a companywide basis, we ended the quarter with 32.3 million policies in force, which was 9% greater than the same period last year. During the first six months of 2024, we added 2.6 million policies in force companywide, with our personal auto products representing 2.0 million of the increase. Personal auto new business applications were up significantly from the second quarter last year, reflecting our continued efforts to focus on driving growth. During the quarter we increased our advertising spend, continued to unwind non-rate restrictions we put in place throughout 2023 to manage profitability, and worked closely with our independent agents to get back into their quote flows. We also focused on delivering competitive rates to consumers and had eight personal auto states with small rate decreases during the second quarter.
Profitability for the quarter was strong with our companywide combined ratio for the second quarter 2024 of 91.9, which was 8.5 points better than the second quarter last year. Our Personal and Commercial Lines businesses both generated an 88.6 combined ratio for the quarter, while the Property business generated an underwriting loss with a combined ratio of 166.3 that included catastrophe losses of 75.6 points.
Several factors contributed to the significant year-over-year improvement in our underwriting profit. The average earned premium per policy on our vehicle businesses were higher than the prior year second quarter, primarily due to the rate increases we took, during 2023, to meet our companywide profitability target.
In addition to rate increases, on a year-over-year basis for the second quarter, our incurred personal auto accident frequency decreased 8% and severity was relatively flat, which is an indication that severity trends are stabilizing. Also contributing to the profitability improvement was favorable prior accident years reserve development of 0.3 points in the second quarter 2024, compared to unfavorable development in the second quarter last year of 3.4 points.
Partially offsetting the favorable impact to profitability from the improved loss ratios, was an increase in our expense ratio of 2.5 points over the second quarter 2023. On a quarter-over-prior-year quarter basis, during the second quarter 2024, our advertising spend increased nearly 150%, which brought our year-to-date advertising costs to $1.6 billion, as we focused on maximizing growth. We will continue this focus as long as we remain on track to achieve our target profitability and generate sales at a cost below the maximum amount we are willing to spend to acquire a new customer.
The year-over-year increase in underwriting profitability was the primary contributor to the $1.1 billion increase in net income and the $1.7 billion increase in comprehensive income for the second quarter 2024. During the quarter, recurring investment income increased 51%, primarily due to investing new cash from operations and proceeds from maturing bonds in higher coupon rate securities. However, in the second quarter 2024, the portfolio recognized net realized losses on securities, compared to net realized gains in the same period last year, which more than offset the increase in the recurring investment income generated during the quarter.
In addition to the increases in net income, the increase in comprehensive income also reflected the decrease in the net unrealized losses on our fixed-maturity securities during the second quarter 2024, compared to the increase in unrealized losses during the second quarter last year. The change in the unrealized losses during both periods were primarily driven by the then-current economic environment.
Total capital (debt plus shareholders’ equity) at June 30, 2024, was $30.2 billion, which was up $3.0 billion from year-end 2023. During the first half of 2024, we earned $3.7 billion of comprehensive income, which was in part offset by the $0.5 billion redemption of all of our outstanding Serial Preferred Shares, Series B, during the first quarter, as discussed in further detail in Financial Condition below.
A. Insurance Operations
During the second quarter 2024, our Personal Lines and Commercial Lines businesses each generated an underwriting profit margin of 11.4%. Our Property operating segment recognized a 66.3% underwriting loss margin during the quarter, which included 75.6 points due to the significant losses incurred from catastrophic weather events.
Personal Lines is comprised of both our personal auto and special lines products, with the latter typically having higher losses during the warmer weather months, due to the seasonal nature of these products (e.g., motorcycles, boats, and RVs). The special lines profitability had minimal impact to our total Personal Lines combined ratio during the second quarter 2024.
During the quarter, our vehicle businesses benefited from higher average earned premium per policy and lower incurred loss frequency trends, with Personal Lines also benefiting from lower incurred severity trends and favorable prior accident years reserve development.
As a result of the rate actions we took during 2023 to help achieve our target profit margin, we currently believe that, in most states, we are adequately priced in our personal auto and core commercial auto (which exclude our transportation network company (TNC) business, business owners’ policy (BOP), and Progressive Fleet & Specialty (previously referred to as Protective Insurance)) products. We have taken, and when necessary will continue to take, rate increases in our TNC business to address profitability issues. In our Property business, during the second quarter 2024, we increased rates about 4% countrywide, in the aggregate, which follows an increase of about 6% in the first quarter 2024 and an aggregate increase of about 17% on a trailing 12-month basis.
We will continue to monitor the factors that could impact our loss costs for both our vehicle and Property businesses, which may include new and used car prices, miles driven, driving patterns, loss severity, weather events, building materials, construction costs, inflation, and other components, on a state-by-state basis. We currently anticipate that aggregate vehicle rate changes throughout 2024 will be of lesser magnitude than those taken in each of the prior two years, but we will continue to evaluate our rate need and adjust rates as we deem necessary.
Throughout the second quarter 2024, we continued to lift the non-rate actions implemented last year in our vehicle businesses, in all but a few states, as our focus shifted from achieving our target profit margin to driving growth, delivering competitive rates to consumers, and providing an exceptional customer experience to our policyholders.
For the second quarter 2024, net premiums written grew 22%, compared to the second quarter last year, with all segments showing strong growth. Personal Lines net premiums written grew 26%, with the Agency and Direct distribution channels growing 22% and 29%, respectively. Commercial Lines net premiums written grew 6% and Property grew 11%. Changes in net premiums written are a function of new business applications (i.e., policies sold), business mix, premium per policy, and retention.
In the second quarter 2024, we experienced a significant increase in Personal Lines new business applications, primarily reflecting increased advertising spend, the reversal of the non-rate restrictions, and our efforts to get back into the independent agents’ quote flows. New personal auto applications increased 34% for the second quarter 2024, compared to an increase of 37% in the second quarter last year and a decrease of 9% in the first quarter 2024.
New applications in our core commercial auto business increased 7% during the second quarter 2024, compared to the same period last year. Excluding the impact of the for-hire transportation business market target (BMT), which had a year-over-year decrease in new applications, our core commercial auto new application growth would have been 13% during the second quarter 2024. The for-hire transportation BMT continues to be adversely impacted by challenging freight market conditions that have caused a decline in the active number of motor carriers in this BMT.
New applications in the Property business were up 35% over the second quarter last year, driven by significant growth in our renters policies. In addition, we continued to focus on growing new business in less volatile weather states and home and auto bundles, as well as lower-risk properties, such as new construction or homes with newer roofs, in regions where our appetite to write new business is limited. Compared to the end of the second quarter last year, policies in force grew about 20% in the less volatile weather states and decreased about 6% in the coastal and hail-prone states.
During the second quarter 2024, on a year-over-year basis, average written premium per policy grew 11% in personal auto and 8% in core commercial auto, and was down 4% in Property. The growth in personal auto and commercial auto primarily reflected rate increases taken throughout 2023, that continued to be earned through the second quarter 2024. The rate increases taken in commercial auto were, in part, offset by a shift in the mix of business, primarily driven by decreased demand in our for-hire transportation BMT. The decrease in Property average written premium per policy reflected a shift in the mix of business as we continued to focus on growing in less volatile weather states. We are also seeing a mix shift towards more renters policies which have lower average written premiums. These mix shifts were partially offset by rate increases taken over the last 12 months and higher premium coverages reflecting increased property values. Given that our commercial auto and Property policies are predominately written for 12-month terms, rate actions take longer to earn in for these products.
We believe a key element in improving the accuracy of our rating is Snapshot®, our usage-based insurance offering. During the second quarter 2024, the adoption rates for consumers enrolling in the program decreased about 15% in Agency auto and increased about 5% in Direct auto, compared to the second quarter 2023. The decrease in the Agency auto adoption rate primarily reflected a shift in the mix of agencies through which we wrote new business during the second quarter 2024, as a result of the rate and non-rate actions implemented after the first quarter 2023. As we continue to relax restrictions on new business and get back into the independent agents’ quote flows, we expect the mix of agencies where we write new business will begin to shift in the direction of the agency mix that was in place prior to the implementation of those restrictions. Snapshot is available in all states, other than California, and our latest segmentation model was available in states that represented about 70% of our countrywide personal auto premium at June 30, 2024. We continue to invest in our mobile application, with mobile devices being chosen for Snapshot monitoring for the majority of new enrollments.
We realize that to grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention continues to be one of our most important priorities. Our efforts to increase our share of Progressive auto and home bundled households (i.e., Robinsons) remains a key initiative and we plan to continue to make investments to improve the customer experience in order to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is our primary measure of customer retention in our Personal Lines, Commercial Lines, and Property businesses.
We evaluate total personal auto retention using a trailing 12-month and a trailing 3-month policy life expectancy. Although the latter can reflect more volatility and is more sensitive to seasonality, this measure is more responsive to current experience and may be an indicator for the future trend of our 12-month measure. As of the end of the second quarter 2024, our trailing 12-month total personal auto policy life expectancy increased 9%, compared to last year. The Agency and Direct channels trailing 12-month measure was up 18% and 2%, respectively. As of the end of the second quarter 2024, we saw improvement in our trailing 12-month policy life expectancy on a year-over-year basis for each of the last trailing 12 months. We believe the 12-month measure was positively impacted by a shift in the mix of business, in addition to our competitiveness in the marketplace throughout 2023, following the rate increases that we took in 2022 ahead of many of our competitors. However, our total personal auto trailing 3-month policy life expectancy was down 5% at the end of the second quarter 2024, due to rate and non-rate actions put in place throughout 2023, compared to the 40% increase experienced in the same period last year, which we believe reflected our competitiveness in the marketplace in the prior year. Our trailing 3-month policy life expectancy was flat compared to the first quarter 2024.
At the end of the second quarter 2024, our trailing 12-month policy life expectancy increased 3% in special lines, 5% in Property, and decreased 19% in Commercial Lines, compared to the same period last year. The decrease in Commercial Lines policy life expectancy in all BMTs, reflected rate and non-rate actions taken in 2023 to achieve our target profitability, as well as the continued decrease in demand in the for-hire transportation BMT.
B. Investments
The fair value of our investment portfolio was $72.4 billion at June 30, 2024, compared to $66.0 billion at December 31, 2023. The increase from year-end 2023 primarily reflected cash flows from operations, in part offset by the redemption of all of our outstanding Serial Preferred Shares, Series B, and the payment of our annual variable common share dividends.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At both June 30, 2024 and December 31, 2023, 7% of our portfolio was allocated to Group I securities with the remainder to Group II securities.
Our recurring investment income generated a pretax book yield of 3.9% for the second quarter 2024, compared to 3.1% for the same period in 2023. The increase from prior year primarily reflected investing new cash from operations, and proceeds from maturing bonds, in higher coupon rate securities. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 0.9% and 0% for the second quarter 2024 and 2023, respectively. Our fixed-income and common stock portfolios had FTE total returns of 0.8% and 3.6%, respectively, for the second quarter 2024, compared to (0.4)% and 9.0%, respectively, last year. The increase in the fixed-income portfolio FTE total return, compared to last year, primarily reflected movements in Treasury yields year-over-year. The decrease in the common stock portfolio total return reflected general market conditions in the respective periods.
At June 30, 2024, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 3.2 years, compared to AA and 2.9 years at June 30, 2023 and AA- and 3.0 years at December 31, 2023. Our decrease in weighted average credit quality compared to June 30, 2023, was mainly due to a second major credit rating agency downgrading U.S. Treasury debt to AA+ from AAA during the third quarter 2023, which led us to lower our U.S. Treasury positions to AA+. During 2024, our duration was increased to take advantage of higher yields in the market.
At June 30, 2024, we continued to maintain a relatively conservative investment portfolio with a greater allocation to cash and treasuries. We believe that this portfolio allocation, coupled with a lack of maturities of our outstanding debt until 2027, positions us well to benefit from a higher interest rate environment. We also believe that we are in a very strong position to face the current dynamic operating and investment marketplaces as we move into the third quarter of 2024.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. As primarily an auto insurer, our claims liabilities generally have a short-term duration.
Operations generated positive cash flows of $7.5 billion and $4.8 billion for the six months ended June 30, 2024 and 2023, respectively. The increase in operating cash flow for the first six months of 2024, compared to 2023, was primarily driven by the growth in profit from our underwriting operations. We believe cash flows will remain positive in the reasonably foreseeable future and do not expect we will have a need to raise capital to support our operations in that timeframe, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
As of June 30, 2024, we held $41.6 billion in short-term investments and U.S. Treasury securities, which represented nearly 60% of our total portfolio. Based on our portfolio allocation and investment strategies, we believe that we have sufficient readily available marketable securities to cover our claims payments and short-term obligations in the event our cash flows from operations were to be negative. See Item 1A, Risk Factors in our Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2023, for a discussion of certain matters that may affect our portfolio and capital position.
Our total capital (debt plus shareholders’ equity) was $30.2 billion, based on book value, at June 30, 2024, compared to $23.6 billion at June 30, 2023, and $27.2 billion at December 31, 2023. The increase from December primarily reflected the comprehensive income recognized during the first six months of 2024, mainly driven by our underwriting profitability, partially offset by the redemption of all of the outstanding Serial Preferred Shares, Series B. During the first quarter 2024, we redeemed all of the outstanding Serial Preferred Shares, Series B, at the stated amount of $1,000 per share, for an aggregate payout of $507.8 million, including accrued and unpaid dividends to, but excluding February 22, 2024, which was the redemption date. Our debt-to-total capital ratio was 22.8% at June 30, 2024, 29.2% at June 30, 2023, and 25.4% at December 31, 2023.
Our financial policies include a goal of maintaining debt below 30% of total capital at book value. While we are comfortably below that target at June 30, 2024, we recognize that various factors, including rising interest rates, widening credit spreads, declines in the equity markets, or erosion in operating results, may result in that ratio exceeding 30% at times. In such a situation, we may choose to remain above 30% for some time, dependent upon market conditions and the capital needs of our operating businesses. We will continue to monitor this ratio, market conditions, and our capital needs going forward.
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
During the first six months of 2024, we returned capital to shareholders primarily through common share dividends and common share repurchases. Our Board of Directors declared a $0.10 per common share dividend in both the first and second quarters of 2024. These dividends, which were each $58.6 million in the aggregate, were paid in April 2024 and July 2024. In January 2024, we also paid common share dividends declared in the fourth quarter 2023, in the aggregate amount of $497.9 million, or $0.85 per share (see Note 9 – Dividends for further discussion).
Consistent with our financial policies, we repurchase common shares to neutralize dilution from equity-based compensation granted during the year and opportunistically when we believe our shares are trading below our determination of long-term fair value. During the first six months of 2024, we repurchased 0.3 million common shares, at a total cost of $48.0 million, including 0.1 million shares in the second quarter 2024, both in the open market and to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our overall capital position, the capital strength of our subsidiaries, and potential capital needs to expand our business operations.
At June 30, 2024, we had $4.1 billion in a consolidated, non-insurance subsidiary of the holding company that can be used to fund corporate obligations and provide additional capital to the insurance subsidiaries to fund potential future growth. As of June 30, 2024, our estimated consolidated statutory surplus was $24.8 billion.

During the first six months of 2024, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2023 Annual Report to Shareholders. During the second quarter 2024, we increased our noncancellable purchase obligation commitments for reinsurance contracts by $352.0 million, primarily related to the renewal of our catastrophe excess of loss per occurrence reinsurance program, bringing our total commitments related to reinsurance contracts to $384.1 million at June 30, 2024. There have not been any other material changes in off-balance-sheet leverage, which includes purchase obligations, from those discussed in our 2023 Annual Report to Shareholders.
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
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Personal Lines
Agency	37%	38%	36%	36%
Direct	44	41	43	41
Total Personal Lines[1]	81	79	79	77
Commercial Lines	14	16	17	19
Property	5	5	4	4
Total underwriting operations	100%	100%	100%	100%
1 Personal auto products accounted for 92% of the total Personal Lines segment net premiums written during the three months ended June 30, 2024 and 2023, and 94% and 93% during the six months ended June 30, 2024 and 2023, respectively; our special lines products accounted for the balance.

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
While our personal auto policies primarily have 6-month terms, we write 12-month auto policies in our Platinum agencies to promote bundled auto and home growth. At June 30, 2024 and 2023, 13% and 14%, respectively, of our Agency auto policies in force were 12-month policies. To the extent our Agency application mix of annual policies grows, the shift in policy term could increase our written premium mix in the Agency channel as 12-month policies have about twice the amount of net premiums written compared to 6-month policies. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related liability and physical damage insurance, business-related general liability and property insurance predominately for small businesses, and workers’ compensation insurance primarily for the transportation industry. Our Commercial Lines business operates in the following five traditional business market targets (BMT):
•business auto;
•for-hire transportation;
•contractor;
•for-hire specialty; and
•tow.

Within Commercial Lines, we refer to these BMTs as our core commercial auto business. In addition to the core commercial auto business, Commercial Lines writes TNC, Progressive Fleet & Specialty (formerly referred to as Protective Insurance), and BOP products.
At June 30, 2024, about 90% of Commercial Lines policies in force had 12-month terms. The majority of our Commercial Lines business is written through the independent agency channel although we continue to focus on growing our direct business. To serve our direct channel customers, we continue to expand our product offerings, including adding states where we offer our BOP product, as well as adding these product offerings to our digital platform that serves direct small business consumers (BusinessQuote Explorer®). Our core commercial auto business written through the direct channel represented 11% and 10% of our total core commercial auto premiums written for the six months ended June 30, 2024 and 2023, respectively.
Our Property business writes residential property insurance for homeowners, other property owners, and renters, and umbrella insurance. Just over three-fourths of our Property business is generated through the independent agency channel with the balance in the direct channel. All of our Property policies have 12-month terms.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$788.5	12.7%	$(71.2)	(1.4)%	$1,739.2	14.4%	$91.4	0.9%
Direct	782.7	10.3	126.5	2.0	1,826.3	12.5	104.4	0.9
Total Personal Lines	1,571.2	11.4	55.3	0.5	3,565.5	13.4	195.8	0.9
Commercial Lines	303.8	11.4	87.2	3.6	512.8	9.8	124.4	2.6
Property	(487.8)	(66.3)	(206.8)	(33.2)	(440.9)	(30.4)	(239.5)	(19.6)
Other indemnity[1]	(0.6)	NM	0	NM	(0.9)	NM	(3.4)	NM
Total underwriting operations	$1,386.6	8.1%	$(64.3)	(0.4)%	$3,636.5	10.9%	$77.3	0.3%
1 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
Several factors contributed to the significant increase in underwriting profit for the three and six months ended
June 30, 2024, compared to the same periods in 2023. As a result of the rate increases we took throughout 2023, our personal and core commercial auto average written premium per policy were up 11% and 8%, respectively, for the second quarter 2024, and up 12% and 9% for the first half of 2024.
Also, on a year-over-year basis for the second quarter and first six months of 2024, our incurred personal auto accident frequency was down 8%, compared to the same periods last year when our frequency trend was relatively flat. Severity was relatively flat for the second quarter and first six months of 2024, compared to the prior year periods when personal auto incurred severity was up 12% and 11%, respectively. With personal auto severity trends stabilizing, our loss costs have been less volatile.
In addition, we experienced favorable prior accident year reserve development year-to-date in 2024, compared to unfavorable prior year development for the same period last year. During the second quarter and first six months of 2024, we recognized 0.3 points and 0.2 points, respectively, of favorable prior accident years development, compared to unfavorable development of 3.4 points and 4.0 points during the same periods last year.
Partially offsetting the factors that favorably impacted our underwriting results for the second quarter 2024, was an increase in our companywide expense ratio of 2.5 points, compared to the same period last year, due in large part to a 147% increase in advertising spend during the quarter. We increased our media spend to maximize growth and will continue to do so as long as we remain on track to achieve our target profitability.
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

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Performance[1]	2024	2023	Change	2024	2023	Change
Personal Lines – Agency
Loss & loss adjustment expense ratio	69.2	83.5	(14.3)	67.6	80.8	(13.2)
Underwriting expense ratio	18.1	17.9	0.2	18.0	18.3	(0.3)
Combined ratio	87.3	101.4	(14.1)	85.6	99.1	(13.5)
Personal Lines – Direct
Loss & loss adjustment expense ratio	71.0	84.9	(13.9)	69.5	82.4	(12.9)
Underwriting expense ratio	18.7	13.1	5.6	18.0	16.7	1.3
Combined ratio	89.7	98.0	(8.3)	87.5	99.1	(11.6)
Total Personal Lines
Loss & loss adjustment expense ratio	70.2	84.2	(14.0)	68.6	81.7	(13.1)
Underwriting expense ratio	18.4	15.3	3.1	18.0	17.4	0.6
Combined ratio	88.6	99.5	(10.9)	86.6	99.1	(12.5)
Commercial Lines
Loss & loss adjustment expense ratio	69.6	77.2	(7.6)	71.0	76.8	(5.8)
Underwriting expense ratio	19.0	19.2	(0.2)	19.2	20.6	(1.4)
Combined ratio	88.6	96.4	(7.8)	90.2	97.4	(7.2)
Property
Loss & loss adjustment expense ratio	137.4	105.6	31.8	101.6	90.8	10.8
Underwriting expense ratio	28.9	27.6	1.3	28.8	28.8	0
Combined ratio	166.3	133.2	33.1	130.4	119.6	10.8
Total Underwriting Operations
Loss & loss adjustment expense ratio	72.9	83.9	(11.0)	70.4	81.2	(10.8)
Underwriting expense ratio	19.0	16.5	2.5	18.7	18.5	0.2
Combined ratio	91.9	100.4	(8.5)	89.1	99.7	(10.6)
Accident year – Loss & loss adjustment expense ratio[2]	73.2	80.5	(7.3)	70.6	77.2	(6.6)
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

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2024	2023	2024	2023
Change in net loss and LAE reserves	$1,911.1	$1,963.6	$2,490.0	$2,888.8
Paid losses and LAE	10,684.2	10,206.5	21,076.9	19,905.3
Total incurred losses and LAE	$12,595.3	$12,170.1	$23,566.9	$22,794.1
Claims costs, our most significant expense, represent payments made and estimated future payments to be made, to or on behalf of our policyholders, including expenses needed to adjust or settle claims. Claims costs are a function of loss severity and frequency and, for our vehicle businesses, are influenced by inflation and driving patterns, among other factors, some of which are discussed below. In our Property business, severity is primarily a function of construction costs and the age and complexity of the structure, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. Loss reserves are estimates of future costs and our reserves are adjusted as underlying assumptions change and information develops.
Our total loss and LAE ratio decreased 11.0 points for the second quarter 2024, compared to the same period last year, and 10.8 points on a year-to-date basis, primarily due to a decrease in loss frequency, relatively flat personal auto severity, higher vehicle premium per policy, and favorable prior accident years reserve development in 2024, compared to unfavorable development in the first half of last year. On an accident year basis, our loss and LAE ratio was 7.3 points and 6.6 points lower for the three and six months ended June 30, 2024, respectively, compared to the same periods last year.
The following table shows our consolidated catastrophe losses and related combined ratio point impact, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
($ in millions)	$	Point[1]	$	Point[1]	$	Point[1]	$	Point[1]
Personal Lines	$686.8	5.0	$590.7	5.2	$887.0	3.3	$682.8	3.1
Commercial Lines	25.9	1.0	18.9	0.8	34.8	0.7	22.4	0.5
Property	556.6	75.6	415.0	66.7	694.0	47.9	560.3	45.9
Total net catastrophe losses incurred	$1,269.3	7.4	$1,024.6	7.1	$1,615.8	4.8	$1,265.5	4.5
1 Represents catastrophe losses incurred during the period, including the impact of reinsurance, as a percent of net premiums earned for each segment.
In the second quarter 2024, our catastrophe losses reflected severe weather events throughout the United States, with nearly 40% of the storm losses in Texas. Weather events in Florida, Colorado, Missouri, and Nebraska contributed about another 30% to the total catastrophe losses for the quarter. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide high-quality claims service to our customers.
Changes in our estimate of our ultimate losses on catastrophes currently reserved, along with potential future catastrophes, could have a material impact on our financial condition, cash flows, or results of operations. We reinsure various risks including, but not limited to, catastrophic losses. We do not have catastrophe-specific reinsurance for our Personal Lines or commercial auto businesses, but we reinsure portions of our Property business. The Property business reinsurance programs include catastrophe per occurrence excess of loss contracts and aggregate excess of loss contracts. We also purchase excess of loss reinsurance on our workers’ compensation insurance and our higher-
limit commercial auto liability product offered by our Progressive Fleet & Specialty business.
We evaluate our reinsurance programs during the renewal process, if not more frequently, to ensure our programs continue to effectively address the company’s risk tolerance. During the second quarter 2024, we entered into new reinsurance contracts under our per occurrence excess of loss program for our Property business. The reinsurance program has a retention threshold for losses and allocated loss adjustment expenses (ALAE) from a single catastrophic event of $200 million. In general, our program includes coverage for $2.0 billion in losses and ALAE with additional substantial coverage for a second or third hurricane. When including the Florida Hurricane Catastrophe Fund that is specific to Florida, this coverage reaches an estimated $2.3 billion.
For 2024, we also entered into a new catastrophe aggregate excess of loss reinsurance contract that has multiple layers of coverage, with the first retention layer threshold ranging from $450 million to $475 million, excluding named tropical storms and hurricanes, and the second retention layer threshold of $525 million, including named tropical storms and hurricanes. The first and second layers provide coverage up to $85 million and $100 million, respectively.
As of the end of the second quarter 2024, we estimate that, based on the particular contract, we were about $3 million to $40 million below the annual retention thresholds under the first coverage layer of our 2024 catastrophe aggregate excess of loss program. Once the retention thresholds are exceeded, we have reinsurance coverage up to $85 million for non-named storm property catastrophe losses, under our first layer of coverage, with $100 million of additional coverage available under a second layer that also covers named storms to a certain extent.
While the total coverage limit and per-event retention will evolve to fit the growth of our business, we expect to remain a consistent purchaser of reinsurance coverage. While the availability of reinsurance is subject to many forces outside of our control, the types of reinsurance that we elected to purchase during the first half of 2024 were readily available and competitively priced. On a year-over-year basis, we did not incur a material change in the aggregate costs of our reinsurance programs. See Item 1A, Risk Factors in our 2023 Form 10-K filed with the U.S. Securities and Exchange Commission, for the year ended December 31, 2023, for a discussion of certain risks related to catastrophe events and the potential impact of climate change. See Item 1, Business – Reinsurance on Form 10-K for a discussion of our various reinsurance programs.
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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) growth on a calendar-year basis, over the prior-year period, was as follows:

	Growth Over Prior Year
	Quarter	Year-to-date
Coverage Type	2024	2024
Bodily injury	3%	4%
Collision	(3)	(2)
Personal injury protection	(6)	(1)
Property damage	(1)	1
Total	(1)	1

To address inherent seasonality trends and lessen the effects of month-to-month variability in the commercial auto products, we use a trailing 12-month period in assessing severity. Through the second quarter 2024, our core commercial auto products’ incurred severity increased 5%, compared to the same period last year. Since the loss patterns in the non-core commercial auto businesses are not indicative of our other commercial auto products, disclosing severity and frequency trends excluding those businesses is more representative of our overall experience for the majority of our commercial products.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Total personal auto incurred frequency growth, on a calendar-year basis, over the prior-year period, was as follows:

	Growth Over Prior Year
	Quarter	Year-to-date
Coverage Type	2024	2024
Bodily injury	(5)%	(7)%
Collision	(11)	(11)
Personal injury protection	(7)	(8)
Property damage	(6)	(7)
Total	(8)	(8)
The year-over-year decrease in frequency, in part, reflects a shift in the mix of business to a more preferred tier of customers and underwriting actions taken to reduce new business during 2023.
On a trailing 12-month basis, our core commercial auto products’ incurred frequency decreased 3% during the second quarter 2024, compared to the same period last year.
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

The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2024		2023		2024		2023
Actuarial Adjustments
Reserve decrease (increase)
Prior accident years	$(55.2)		$(206.9)		$(118.5)		$(206.6)
Current accident year	(16.8)		(283.5)		15.9		(424.3)
Calendar-year actuarial adjustments	$(72.0)		$(490.4)		$(102.6)		$(630.9)
Prior Accident Years Development
Favorable (unfavorable)
Actuarial adjustments	$(55.2)		$(206.9)		$(118.5)		$(206.6)
All other development	106.3		(282.4)		181.0		(903.9)
Total development	$51.1		$(489.3)		$62.5		$(1,110.5)
(Increase) decrease to calendar-year combined ratio	0.3	pts.	(3.4)	pts.	0.2	pts.	(4.0)	pts.
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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date the reserves are initially established until losses are fully developed. Our ability to meet this objective is impacted by many factors, such as, changes in case law and storms occurring close to quarter end.
As reflected in the table above, we experienced slightly favorable prior accident years development during the first half of 2024, compared to unfavorable prior accident years development for the same periods last year. The favorable development during the first half of 2024 was, in part, due to lower than anticipated personal auto frequency in Florida following tort reform that passed in the first quarter 2023 and lower than anticipated property damage severity across the majority of states. This was partially offset by higher than anticipated severity in core commercial auto for California and New York.
For the first half of 2023, about 80% of the unfavorable development was in our personal auto products, primarily driven by higher than anticipated severity and increases in incurred losses on previously closed claims, and the impact of the legislation enacted in March 2023 in Florida that resulted in a significant number of lawsuits being filed prior to its effective date. In Commercial Lines, the unfavorable development for the first half of 2023 was mainly due to late reported claims from prior accident periods and changes in reserve estimates (e.g., aging of the reserves, changes to estimates by adjusters, and inflation factors) in our core commercial auto products.
See Note 6 – Loss and Loss Adjustment Expense Reserves, for a more detailed discussion of our prior accident years reserve development and Critical Accounting Policies in our 2023 Annual Report to Shareholders for discussion of the application of estimates and assumptions in the establishment of our loss reserves.
Underwriting Expenses
Underwriting expenses include policy acquisition costs and other underwriting expenses. The underwriting expense ratio is our underwriting expenses, net of certain fees and other revenues, expressed as a percentage of net premiums earned. For the second quarter 2024, our underwriting expense ratio was up 2.5 points, compared to the same period last year, and up 0.2 points on a year-to-date basis. Both increases were primarily driven by increases in our advertising spend, partially offset by growth in net premiums earned. In total, our companywide advertising spend increased 147%, or 2.7 points, in the second quarter 2024, and 44%, or 0.8 points, for the first half of 2024, compared to the same periods last year.
For the first six months of 2024, our total companywide advertising costs were $1.6 billion, which is equal to the amount of advertising spend for the full year of 2023. As previously discussed, we increased our media spend to maximize growth and will continue to do so as long as we remain on track to achieve our target profitability and generate sales at a cost below the maximum amount we are willing to spend to acquire a new customer.
To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to policy acquisition (e.g., advertising and agency commissions) from our underwriting expense ratio. By excluding acquisition costs from our underwriting expense ratio, we are able to understand costs other than those necessary to acquire new policies and grow the business.
During the second quarter 2024, our NAER was flat in Personal Lines, increased 0.1 points in Commercial Lines, and increased 0.9 points in Property, compared to the same period last year. The increase in our Property NAER primarily reflected additional investments we made during the quarter in underwriting and pricing functions as we continue to focus on rebalancing our Property product offerings. On a year-to-date basis, our NAER decreased 0.3 points and 0.7 points in our Personal Lines and Commercial Lines businesses, respectively, and increased 0.3 points in our Property business, compared to the same period last year. We remain committed to efficiently managing operational non-acquisition expenses.

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

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2024	2023	% Growth	2024	2023	% Growth
Net Premiums Written
Personal Lines
Agency	$6,733.9	$5,533.7	22%	$13,132.7	$10,948.1	20%
Direct	7,828.1	6,066.4	29	15,910.2	12,765.2	25
Total Personal Lines	14,562.0	11,600.1	26	29,042.9	23,713.3	22
Commercial Lines	2,508.5	2,366.4	6	6,256.2	5,733.3	9
Property	830.9	750.3	11	1,564.3	1,379.7	13
Other indemnity[1]	0.2	0.1	100	0.4	0.3	33
Total underwriting operations	$17,901.6	$14,716.9	22%	$36,863.8	$30,826.6	20%
Net Premiums Earned
Personal Lines
Agency	$6,213.4	$5,207.2	19%	$12,071.1	$10,067.4	20%
Direct	7,595.5	6,180.7	23	14,616.0	11,898.1	23
Total Personal Lines	13,808.9	11,387.9	21	26,687.1	21,965.5	21
Commercial Lines	2,664.5	2,454.1	9	5,221.9	4,810.2	9
Property	735.9	622.3	18	1,448.7	1,221.0	19
Other indemnity[1]	0.2	0.1	100	0.4	0.8	(50)
Total underwriting operations	$17,209.5	$14,464.4	19%	$33,358.1	$27,997.5	19%
[1] Includes other underwriting business and run-off operations.
				June 30,
(thousands)				2024	2023	% Growth
Policies in Force
Personal Lines
Agency auto				8,964.8	8,437.8	6%
Direct auto				12,576.8	11,220.5	12
Total auto				21,541.6	19,658.3	10
Special lines[1]				6,311.8	5,843.1	8
Personal Lines – total				27,853.4	25,501.4	9
Commercial Lines				1,117.6	1,101.1	1
Property				3,339.1	2,974.3	12
Companywide total				32,310.1	29,576.8	9%
[1] Includes insurance for motorcycles, RVs, watercraft, snowmobiles, and similar items.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments. Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth.

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2024	2023	2024	2023
Applications
New	29%	31%	10%	49%
Renewal	8	7	9	4
Total	13	12	9	12
Written premium per policy - Auto	11	7	12	8
Policy life expectancy - Auto
Trailing 3 months	(5)	40
Trailing 12 months	9	1
In our Personal Lines business, we experienced significant year-over-year new application growth in the second quarter 2024. The increase in new applications during the second quarter and first six months of 2024, was driven by both our personal auto and special lines products, with increases in each of our four consumer segments. We believe the increase in new applications was driven by the continued lifting of non-rate underwriting restrictions that were put in place to slow new business growth in 2023 to achieve our calendar-year underwriting profitability goal, price competitiveness in the marketplace, and, in the Direct business, a significant increase in our media spend.
Personal auto policies in force across all consumer segments grew in the second quarter 2024 between 3% and 14%, compared to the same period last year.
During the first six months of 2024, on a countrywide basis, we had aggregate rate increases of 2%, following the 19% rate increases taken during 2023. We continue to see the 2023 rate increases earn into the policies and contribute to our growth in written premium per policy. We currently anticipate that any rate changes throughout 2024 will be of lesser magnitude than those taken in each of the prior two years, and we will continue to adjust rates as we deem necessary.
We will continue to manage growth and profitability in accordance with our long-standing goal of growing as fast as we can, as long as we can provide high-quality customer service, at or below a companywide 96 combined ratio on a calendar-year basis. Given the solid underwriting profitability we generated during the first half of 2024, we took measures that we believe will position us to accelerate profitable growth during the year, including continuing to lift the non-rate actions we put in place during 2023 to slow new business growth, and increasing our media spend.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel. The channel discussions below are focused on personal auto insurance since this product accounted for 92% and 94% of the Personal Lines segment net premiums written during the second quarter and first six months of 2024, respectively.
The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2024	2023	2024	2023
Applications - Auto
New	13%	52%	(1)%	60%
Renewal	9	4	8	0
Total	9	12	6	10
Written premium per policy - Auto	12	9	13	9
Policy life expectancy - Auto
Trailing 3 months	3	44
Trailing 12 months	18	0
The Agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the second quarter 2024, we generated new auto application growth in 40 states, including six of our top 10 largest Agency states.
Compared to the same period in the prior year, new application and policy in force growth varied by consumer segment:
•Sams experienced a single digit and moderate decline in new application growth during the second quarter and first half of 2024, respectively, with a single digit decline in policies in force growth at the end of the period;
•Dianes experienced single digit growth and a moderate decline in new application growth during the second quarter and first half of 2024, respectively, with near flat policies in force growth at the end of the period; and
•Wrights and Robinsons experienced significant new application growth during the second quarter and first half of 2024, with strong policies in force growth at the end of the period.
During the second quarter and first six months of 2024, on a year-over-year basis, we experienced an increase in Agency auto quote volume of 6% and 1%, respectively, with a rate of conversion (i.e., converting a quote to a sale) increase of 7% and decrease of 2%, compared to the same periods last year. Compared to the same period in the prior year:
•Sams experienced a decrease in both quote volume and conversion for the second quarter and first half of 2024;

•Dianes experienced an increase in both quote volume and conversion for the second quarter 2024, despite a decrease in both measures for the first half of 2024;
•Wrights experienced an increase in both quote volume and conversion for the second quarter and first half of 2024; and
•Robinsons experienced a decrease in quote volume and an increase in conversion for both the second quarter and first half of 2024.
Written premium per policy for new and renewal Agency auto business increased 6% and 14%, respectively, compared to the second quarter 2023, and 5% and 16%, respectively, for the first six months of 2024 on a year-over-year basis, primarily attributable to the rate increases previously discussed.
At the end of the second quarter 2024, on a year-over-year basis, we experienced a lengthening in our trailing 12-month policy life expectancy. This increase was driven by competitor rate increases in 2023, as well as a shift in the mix of business. During 2023, as part of our efforts to slow growth to achieve our target profitability, we focused our efforts to attract a more preferred tier of customers, along with more Robinsons, who tend to stay with us longer. The tailwinds of these efforts also contributed to the increase in the trailing 3-month measure.
The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2024	2023	2024	2023
Applications - Auto
New	50%	29%	17%	60%
Renewal	8	10	10	7
Total	17	14	12	16
Written premium per policy - Auto	10	6	12	7
Policy life expectancy - Auto
Trailing 3 months	(10)	35
Trailing 12 months	2	2
The Direct business includes business written directly by Progressive online, through our Progressive mobile app, or by phone. As we increased advertising spend and continued to lift certain non-rate restrictions during the second quarter 2024, we saw significant Direct auto new application growth. During the second quarter 2024, we generated new auto application growth in all but one state and the District of Columbia, with growth in nine of our top 10 largest Direct states. During the second quarter 2024, each of our consumer segments experienced a significant increase in new applications year over year, offsetting the decreases in the first quarter, producing new application growth for the first six months of 2024 in each consumer segment. Policies in force grew between 10% and 14% in each consumer segment, compared to the same period last year.
During the second quarter and first six months of 2024, Direct auto quote volume increased 84% and 31%, respectively, compared to the same periods last year, primarily driven by increased advertising spend, while conversion decreased 17% and 10%, primarily due to a greater number of casual shoppers obtaining quotes, who are less committed to purchasing a new insurance policy. In the second quarter 2023, quotes and conversion decreased 7% and increased 35%, respectively, reflecting competitor rate increases and our decreased advertising spend during the period, compared to the second quarter 2022. All consumer segments saw an increase in quotes and a decrease in the rate of conversion during the second quarter and first six months of 2024.
Written premium per policy for new and renewal Direct auto business increased 10% and 12%, respectively, in the second quarter 2024, compared to the second quarter last year, and 9% and 13%, respectively, for the first six months of 2024 on a year-over-year basis, primarily attributable to the rate increases previously discussed.
Our trailing 12-month policy life expectancy in the Direct auto business experienced a lengthening of retention at the end of the second quarter 2024, on a year-over-year basis. The drivers of the change were similar to those in the Agency business, where we focused on growing more bundled, preferred market tier, consumers. The decrease in the trailing 3-month policy life expectancy at the end of the second quarter 2024 was primarily driven by the previously discussed rate increases taken during 2023. While our trailing 3-month policy life expectancy is down compared to the prior year, this measure remained flat compared to the first quarter 2024.
E. Commercial Lines
The following table and discussion focuses on our core commercial auto products. Year-over-year changes in our core commercial auto products were as follows:

	Growth Over Prior Year
	Quarter		Year-to-date
	2024	2023	2024	2023
Applications
New	7%	7%	4%	4%
Renewal	1	6	1	6
Total	4	6	2	6
Written premium per policy	8	0	9	1
Policy life expectancy Trailing 12 months	(19)	(11)
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

During the second quarter and first six months of 2024, core commercial auto new application growth was positive in each of our BMTs, except for the for-hire transportation and for-hire specialty BMTs. During the second quarter and first six months of 2024, quote volume increased about 7%, while conversion was flat for the quarter and decreased 2% on a year-to-date basis, compared to the same periods last year.
During the second quarter 2024, we increased rates, in aggregate, about 2% in our core commercial auto products. While we currently do not anticipate significant rate changes for these products throughout 2024, we still have about 7 points of rate to earn in during the rest of 2024, primarily from rate revisions taken during 2023. We will continue to evaluate our rate need and adjust rates as we deem necessary. Written premium per policy for new and renewal core commercial auto business increased 1% and 13%, respectively, for the second quarter 2024, and 2% and 13%, respectively, for the first six months of 2024, compared to the same periods last year, primarily reflecting the previously discussed rate increases.
Our policy life expectancy decreased in all BMTs, which we believe is due to rate and non-rate actions.
F. Property
The following table shows our year-over-year changes for our Property business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2024	2023	2024	2023
Applications
New	35%	12%	33%	12%
Renewal	6	5	7	6
Total	16	7	15	8
Written premium per policy	(4)	12	(1)	11
Policy life expectancy Trailing 12 months	5	7
Our Property business writes residential property insurance for homeowners, other property owners, and renters, and umbrella insurance in the agency and direct channels.
Improving profitability and reducing concentration exposure continued to be the top priority for our Property business during the second quarter 2024. We continued to concentrate our growth in markets that are less susceptible to catastrophes and lower our exposure to coastal and hail-prone states for our homeowners products, which we define as our total Property business excluding renters and umbrella products. Homeowners policies in force in the growth-oriented states increased about 20% during the second quarter 2024, compared to the same periods last year.

In regions where our appetite to write new business is limited, we are continuing to prioritize Progressive auto bundles, as well as lower-risk properties, such as new construction or homes with newer roofs. Homeowners policies in force were down about 6% in the volatile weather states during the second quarter 2024, compared to the same period last year. In addition, to continue to rebalance our business, late in 2023 we began a non-renewal effort of up to 115,000 Property policies in Florida. Following the required filings and notices, the first of these non-renewals went into effect in the second quarter of 2024 and will continue over the following 12 months. To try to ease this disruption to our customers and agents, we reached an agreement with an unaffiliated Florida insurer to offer replacement policies to these policyholders, subject to the insurer’s underwriting and financial guidelines and agent appointments where applicable.
The decrease in our written premium per policy, during the second quarter and first six months of 2024, compared to the same periods last year, was primarily attributable to a decline in homeowners policies in force in volatile states, which have higher average premiums, and a shift in the mix to more renters policies which have lower average premiums. This was partially offset by rate increases taken over the last 12 months and higher premium coverages reflecting increased property values. During the second quarter 2024, we increased rates, in aggregate, about 4% in our Property segment, bringing the year-to-date aggregate rate increase to 10%. We intend to continue to make targeted rate increases in states where we believe it is necessary to achieve our profitability targets.
The policy life expectancy in our Property business lengthened during the first half of 2024, compared to the prior year, primarily driven by our competitiveness in the marketplace.

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
The following table summarizes investment results for the periods ended June 30:

	Three Months		Six Months
	2024	2023	2024	2023
Pretax recurring investment book yield (annualized)	3.9%	3.1%	3.8%	3.0%
FTE total return:
Fixed-income securities	0.8	(0.4)	1.2	1.7
Common stocks	3.6	9.0	13.8	16.9
Total portfolio	0.9	0	1.7	2.3

The increase in the book yield for both periods, compared to last year, primarily reflected investing new cash from operations, and proceeds from maturing bonds, in higher coupon rate securities. The change in the fixed-income portfolio FTE total return for both periods, compared to last year, primarily reflected movement in Treasury yields year-over-year. The common stock return reflected general market conditions and while stocks had a strong start in 2024, the return was less than what was recognized in the first half of 2023.
A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended June 30, follows:

	Three Months		Six Months
	2024	2023	2024	2023
Fixed-income securities:
U.S. Treasury Notes	0.6%	(1.1)%	0.2%	1.3%
Municipal bonds	0.5	(0.4)	0.9	2.3
Corporate bonds	1.0	0.1	1.6	2.6
Residential mortgage-backed securities	2.1	2.1	4.2	4.2
Commercial mortgage-backed securities	1.7	0.8	4.9	1.8
Other asset-backed securities	1.4	1.1	2.8	2.9
Preferred stocks	0.5	0.7	4.8	(3.4)
Short-term investments	1.4	1.2	2.8	2.3

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Average Rating[1]
June 30, 2024
U.S. government obligations	$40,894.0	56.5%	4.0	AA+
State and local government obligations	2,202.0	3.0	2.9	AA+
Foreign government obligations	15.8	0.1	2.1	AAA
Corporate debt securities	12,974.6	17.9	2.6	BBB+
Residential mortgage-backed securities	975.7	1.3	3.2	AA+
Commercial mortgage-backed securities	3,970.0	5.5	2.0	A+
Other asset-backed securities	6,284.7	8.7	1.1	AA+
Preferred stocks	1,009.7	1.4	2.1	BBB-
Short-term investments	733.4	1.0	<0.1	AA-
Total fixed-income securities	69,059.9	95.4	3.2	AA-
Common equities	3,295.6	4.6	na	na
Total portfolio[2]	$72,355.5	100.0%	3.2	AA-
June 30, 2023
U.S. government obligations	$31,600.5	53.3%	3.4	AAA
State and local government obligations	2,154.7	3.6	3.2	AA+
Foreign government obligations	15.8	0.1	3.0	AAA
Corporate debt securities	10,304.6	17.4	2.9	BBB
Residential mortgage-backed securities	562.7	0.9	0.4	A
Commercial mortgage-backed securities	4,265.5	7.2	2.3	A
Other asset-backed securities	5,017.6	8.5	1.1	AA
Preferred stocks	1,141.8	1.9	2.5	BBB-
Short-term investments	1,494.3	2.5	0.1	AA+
Total fixed-income securities	56,557.5	95.4	2.9	AA
Common equities	2,708.1	4.6	na	na
Total portfolio[2]	$59,265.6	100.0%	2.9	AA
December 31, 2023
U.S. government obligations	$36,869.4	55.9%	3.6	AA+
State and local government obligations	2,202.8	3.3	3.0	AA+
Foreign government obligations	16.3	0.1	2.6	AAA
Corporate debt securities	11,183.7	16.9	2.7	BBB+
Residential mortgage-backed securities	417.2	0.6	0.5	A+
Commercial mortgage-backed securities	3,939.7	6.0	2.3	A
Other asset-backed securities	5,575.4	8.4	1.2	AA+
Preferred stocks	1,075.8	1.7	2.4	BBB-
Short-term investments	1,789.9	2.7	<0.1	AA-
Total fixed-income securities	63,070.2	95.6	3.0	AA-
Common equities	2,928.4	4.4	na	na
Total portfolio[2]	$65,998.6	100.0%	3.0	AA-
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
2 At June 30, 2024 and 2023, we had $74.1 million and $248.0 million, respectively, of net unsettled security purchase transactions included in other liabilities, compared to $45.6 million included in other assets at December 31, 2023.
The total fair value of the portfolio at June 30, 2024 and 2023, and December 31, 2023, included $4.1 billion, $4.3 billion, and $4.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions.

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
The following table shows the composition of our Group I and Group II securities:

	June 30, 2024		June 30, 2023		December 31, 2023
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$503.9	0.6%	$752.3	1.3%	$532.6	0.8%
Redeemable preferred stocks[1]	85.8	0.1	78.3	0.1	86.9	0.1
Nonredeemable preferred stocks	838.2	1.2	985.1	1.6	902.1	1.4
Common equities	3,295.6	4.6	2,708.1	4.6	2,928.4	4.4
Total Group I securities	4,723.5	6.5	4,523.8	7.6	4,450.0	6.7
Group II securities:
Other fixed maturities	66,898.6	92.5	53,247.5	89.9	59,758.7	90.6
Short-term investments	733.4	1.0	1,494.3	2.5	1,789.9	2.7
Total Group II securities	67,632.0	93.5	54,741.8	92.4	61,548.6	93.3
Total portfolio	$72,355.5	100.0%	$59,265.6	100.0%	$65,998.6	100.0%
1 We held no non-investment-grade redeemable preferred stocks at June 30, 2024 and 2023, or December 31, 2023.
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

Unrealized Gains (Losses)
As of June 30, 2024, our fixed-maturity portfolio had total after-tax net unrealized losses, which are recorded as part of accumulated other comprehensive income (loss) on our consolidated balance sheets, of $1.7 billion, compared to $2.6 billion and $1.6 billion at June 30, 2023 and December 31, 2023, respectively. The decrease in net unrealized losses from June 30, 2023, was primarily due to higher valuations across all fixed-maturity sectors, most prominently in our U.S. Treasury, corporate debt, commercial mortgage-backed and other asset-backed portfolios as tighter credit spreads in 2023 drove strong portfolio performance. The increase in net unrealized losses since December 31, 2023, was primarily due to a lower valuation on our U.S. Treasury portfolio caused by higher interest rates in 2024, partially offset by a higher valuation on our commercial mortgage-backed portfolio.
See Note 2 – Investments for a further break-out of our gross unrealized gains (losses).

Holding Period Gains (Losses)
The following table provides the balance and activity for both the gross and net holding period gains (losses) for the six months ended June 30, 2024:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2023
Hybrid fixed-maturity securities	$5.3	$(34.4)	$(29.1)
Equity securities[1]	2,233.9	(86.5)	2,147.4
Total holding period securities	2,239.2	(120.9)	2,118.3
Current year change in holding period securities
Hybrid fixed-maturity securities	(0.2)	10.7	10.5
Equity securities[1]	373.1	18.6	391.7
Total changes in holding period securities	372.9	29.3	402.2
Balance at June 30, 2024
Hybrid fixed-maturity securities	5.1	(23.7)	(18.6)
Equity securities[1]	2,607.0	(67.9)	2,539.1
Total holding period securities	$2,612.1	$(91.6)	$2,520.5
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

Interest Rate Risk Our duration of 3.2 years at June 30, 2024, 2.9 years at June 30, 2023, and 3.0 years at December 31, 2023 fell within our acceptable range of 1.5 to 5 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution (excluding short-term securities)	June 30, 2024	June 30, 2023	December 31, 2023
1 year	9.5%	19.8%	18.1%
2 years	10.6	14.9	12.0
3 years	31.3	23.2	25.7
5 years	36.3	26.9	27.4
7 years	11.0	11.6	14.6
10 years	1.3	3.6	2.2
Total fixed-income portfolio	100.0%	100.0%	100.0%

Credit Risk This exposure is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs. At both June 30, 2024 and December 31, 2023, our credit quality rating was AA- and at June 30, 2023, it was AA. The credit quality distribution of the fixed-income portfolio was:

Average Rating[1]	June 30, 2024	June 30, 2023	December 31, 2023
AAA	12.1%	68.4%	10.7%
AA	63.6	5.7	65.1
A	6.8	7.4	7.0
BBB	16.1	16.7	15.7
Non-investment grade/non-rated
BB	1.1	1.4	1.2
B	0.2	0.2	0.2
CCC and lower	0	0.1	0
Non-rated	0.1	0.1	0.1
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The ratings in the table above are assigned by NRSROs.

The year-over-year rating shift between the AAA and AA categories was primarily due to a second major credit rating agency downgrading U.S. Treasury debt during the third quarter 2023 to AA+ from AAA, which led us to lower our U.S. Treasury positions to AA+.

Concentration Risk We did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our thresholds during the second quarter 2024.

Prepayment and Extension Risk We did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the second quarter 2024.

Liquidity Risk Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity. During the remainder of 2024, we expect approximately $4.4 billion, or 16%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments. Cash from interest and dividend payments and our short-term portfolio provide additional sources of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at June 30, 2024:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$229.2	0.6
One to two years	349.3	1.7
Two to three years	7,583.2	2.5
Three to five years	25,498.1	4.0
Five to seven years	6,446.4	5.6
Seven to ten years	787.8	7.0
Total U.S. Treasury Notes	$40,894.0	4.0

ASSET-BACKED SECURITIES
Included in our fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Average Rating (at period end)[1]
June 30, 2024
Residential mortgage-backed securities	$975.7	$(6.8)	8.7%	3.2	AA+
Commercial mortgage-backed securities	3,970.0	(487.2)	35.3	2.0	A+
Other asset-backed securities	6,284.7	(81.6)	56.0	1.1	AA+
Total asset-backed securities	$11,230.4	$(575.6)	100.0%	1.6	AA
June 30, 2023
Residential mortgage-backed securities	$562.7	$(12.8)	5.7%	0.4	A
Commercial mortgage-backed securities	4,265.5	(716.7)	43.3	2.3	A
Other asset-backed securities	5,017.6	(232.0)	51.0	1.1	AA
Total asset-backed securities	$9,845.8	$(961.5)	100.0%	1.6	AA-
December 31, 2023
Residential mortgage-backed securities	$417.2	$(9.8)	4.2%	0.5	A+
Commercial mortgage-backed securities	3,939.7	(595.5)	39.7	2.3	A
Other asset-backed securities	5,575.4	(91.4)	56.1	1.2	AA+
Total asset-backed securities	$9,932.3	$(696.7)	100.0%	1.6	AA-
1 The credit quality ratings in the table above are assigned by NRSROs.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at June 30, 2024, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at June 30, 2024)
($ in millions) Average Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$681.3	$0.2	$681.5	69.9%
AA	24.2	1.0	25.2	2.6
A	207.2	0	207.2	21.2
BBB	58.1	0	58.1	6.0
Non-investment grade/non-rated:
BB	0.3	0	0.3	0
CCC and lower	1.0	0	1.0	0.1
Non-rated	2.4	0	2.4	0.2
Total fair value	$974.5	$1.2	$975.7	100.0%
Increase (decrease) in value	(0.5)%	(3.3)%	(0.5)%
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

In the residential mortgage-backed sector, our portfolio consists of deals that are backed by high-credit quality borrowers and/or those that have strong structural protections through underlying loan collateralization. During the second quarter of 2024, we increased our exposure in this portfolio. Our additions were mostly concentrated in higher-rated debt tranches, in deals that were originally issued over a year ago, that have benefited from strong home price appreciation over the past few years.
Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at June 30, 2024, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at June 30, 2024)
($ in millions) Average Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$160.7	$1,227.8	$1,388.5	35.0%
AA	0	812.5	812.5	20.5
A	0	542.8	542.8	13.7
BBB	0	787.3	787.3	19.8
Non-investment grade/non-rated:
BB	0	410.2	410.2	10.3
B	0	28.7	28.7	0.7
Total fair value	$160.7	$3,809.3	$3,970.0	100.0%
Increase (decrease) in value	(4.2)%	(11.2)%	(10.9)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our CMBS, 66% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.

The CMBS portfolio continued to experience lower volatility in the second quarter 2024. New issuance activity remained elevated and modification/delinquency rates moved higher for maturing deals. Spreads were mostly unchanged over the first six months of 2024 as the market digested the large volume of new deals. Our portfolio grew slightly as we purchased AAA securities in the multifamily and industrial/logistics sectors while making a limited number of sales in subordinated office bonds. As of June 30, 2024, we had no delinquencies in our CMBS portfolio.

The following table shows the composition of our CMBS portfolio by maturity year and sector:

Commercial Mortgage-Backed Securities Sector Details (at June 30, 2024)
($ in millions) Maturity[1]	Office	Lab Office	Multi-family	Multi-family IO	Retail	Industrial	Self- Storage	Casino	Total	Average Original LTV	Average Current DSCR
2024	$134.4	$0	$22.4	$20.5	$37.7	$0	$0	$0	$215.0	59.4%	2.0
2025	0	42.3	0	37.5	66.2	44.3	0	0	190.3	65.7	2.1
2026	432.4	82.1	282.6	33.9	0	88.1	61.2	112.0	1,092.3	60.9	2.1
2027	383.7	0	39.3	30.7	0	95.1	249.4	0	798.2	60.6	2.0
2028	260.5	0	0	23.3	0	0	0	0	283.8	51.9	3.3
2029	381.5	89.6	69.6	11.0	0	145.1	73.5	67.2	837.5	60.0	2.9
2030	77.1	59.2	0	3.8	0	0	0	94.0	234.1	55.5	2.9
2031	227.5	91.3	0	0	0	0	0	0	318.8	66.5	2.2
Total fair value	$1,897.1	$364.5	$413.9	$160.7	$103.9	$372.6	$384.1	$273.2	$3,970.0
LTV= loan to value
DSCR= debt service coverage ratio
1 The floating-rate securities were extended to their full maturity and fixed-rate securities are shown to their anticipated repayment date (if applicable) or, otherwise, their maturity date.
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
In addition to the LTV ratio, we also examine the credit of our CMBS portfolio by reviewing the debt service coverage ratio (DSCR) of the securities. The DSCR compares the underlying property’s annual net operating income to its annual debt service payments. A DSCR less than 1.0 times indicates that property operations do not generate enough income over the debt service payments, while a DSCR greater than 1.0 times indicates that there is an excess of operating income over the debt service payments. A number above 1.0 generally indicates that there would not be an incentive for the borrower to default in light of the borrower’s excess income. The DSCR reported in the table is calculated based on the most currently available net operating income and mortgage payments for the borrower, which, for most securities, is data as of December 31, 2023.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at June 30, 2024, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at June 30, 2024)
($ in millions) Average Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$2,737.7	$736.7	$30.5	$0	$999.3	$244.8	$4,749.0	75.6%
AA	16.6	253.1	9.3	0	39.0	0	318.0	5.0
A	10.0	0	0	0	168.0	128.0	306.0	4.9
BBB	0	0	0	841.5	0	37.1	878.6	14.0
Non-investment grade/non-rated:
BB	0	0	0	0	0	33.1	33.1	0.5
Total fair value	$2,764.3	$989.8	$39.8	$841.5	$1,206.3	$443.0	$6,284.7	100.0%
Increase (decrease) in value	0%	(0.2)%	(9.1)%	(5.9)%	(0.2)%	(4.7)%	(1.3)%

During the second quarter 2024, we selectively added to the OABS portfolio as we viewed spreads and potential returns to be attractive in certain areas. Investments were predominately made in the automobile and equipment categories in highly-rated, senior, and short-tenor debt tranches in the new issue markets. Additionally, the collateralized loan obligation assets decreased due to elevated call redemptions while the whole business securitization assets increased as we made investments in both new issue and secondary markets.

STATE AND LOCAL GOVERNMENT OBLIGATIONS
The following table details the credit quality rating of our state and local government obligations (municipal securities) at June 30, 2024, without the benefit of credit or bond insurance:

Municipal Securities (at June 30, 2024)
(millions) Average Rating	General Obligations	Revenue Bonds	Total
AAA	$553.3	$388.5	$941.8
AA	485.1	738.9	1,224.0
A	0	36.0	36.0
BBB	0	0	0
Non-rated	0	0.2	0.2
Total	$1,038.4	$1,163.6	$2,202.0
Included in revenue bonds were $558.6 million of single-family housing revenue bonds issued by state housing finance agencies, of which $281.7 million were supported by individual mortgages held by the state housing finance agencies and $276.9 million were supported by mortgage-backed securities.
Of the revenue bonds supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by the Federal Housing Administration, the U.S. Department of Veterans Affairs, or private mortgage insurance providers. Of the revenue bonds supported by mortgage-backed securities, 83% were collateralized by Ginnie Mae mortgages, which are fully guaranteed by the U.S. government; the remaining 17% were collateralized by Fannie Mae and Freddie Mac mortgages.
Although credit spreads of municipal bonds widened during the second quarter of 2024, we still view most of the market as relatively unattractive. However, we selectively added to this portfolio, with a focus on higher-quality securities with shorter maturities, which we viewed as having more favorable risk/reward profiles.
CORPORATE DEBT SECURITIES
The following table details the credit quality rating of our corporate debt securities at June 30, 2024:

Corporate Securities (at June 30, 2024)
(millions) Average Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$129.1	$0	$0	$41.8	$170.9
AA	95.9	0	0	359.2	0	0	51.1	506.2
A	703.5	366.7	176.1	1,809.3	16.5	103.1	419.2	3,594.4
BBB	3,052.2	1,361.0	380.2	1,554.2	803.1	33.9	1,198.0	8,382.6
Non-investment grade/non-rated:
BB	82.4	46.0	52.4	0	11.1	0	6.1	198.0
B	105.4	0	0	0	0	14.1	0	119.5
Non-rated	0	0	0	0	3.0	0	0	3.0
Total fair value	$4,039.4	$1,773.7	$608.7	$3,851.8	$833.7	$151.1	$1,716.2	$12,974.6

The size of our corporate debt portfolio increased during the second quarter to $13.0 billion at June 30, 2024, from $12.5 billion at March 31, 2024. We selectively increased exposure to investment-grade securities but continued to predominately focus on shorter maturities, which we viewed as having more favorable risk/reward profiles. At both June 30, 2024 and March 31, 2024, corporate debt securities made up approximately 19% of our fixed-income securities portfolio. The duration of the corporate debt portfolio declined to 2.6 years at June 30, 2024 from 2.7 years at March 31, 2024.

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
The table below shows the exposure break-down by sector and rating at June 30, 2024:

Preferred Stocks (at June 30, 2024)
	Financial Services
(millions) Average Rating	U.S. Banks	Foreign Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$528.8	$31.4	$85.0	$29.9	$135.0	$50.9	$861.0
Non-investment grade/non-rated:
BB	92.2	4.7	0	0	0	0	96.9
Non-rated	0	0	22.8	13.8	15.2	0	51.8
Total fair value	$621.0	$36.1	$107.8	$43.7	$150.2	$50.9	$1,009.7
The majority of our preferred stocks have fixed-rate dividends until a call date and then, if not called, generally convert to floating-rate dividends. The interest rate duration of our preferred stocks is calculated to reflect the call, floor, and floating-rate features. Although a preferred stock will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. As of June 30, 2024, our non-investment-grade preferred stocks were all with issuers that maintain investment-grade senior debt ratings.
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of June 30, 2024, we expect all of these securities to pay their dividends in full and on time. Approximately 79% of our preferred stocks pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
At June 30, 2024, the preferred stock portfolio’s fair value was $1.0 billion, which is a slight decrease from $1.1 billion at March 31, 2024. During the second quarter 2024, we sold securities with low credit spreads that, in our view, had less attractive risk/reward profiles and we believed were less probable to be called on their call dates. This decrease was mostly offset by an increase in valuation of the preferred portfolio during the second quarter of 2024, as credit spreads tightened.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	June 30, 2024		June 30, 2023		December 31, 2023
Common stocks	$3,271.7	99.3%	$2,686.2	99.2%	$2,907.8	99.3%
Other risk investments[1]	23.9	0.7	21.9	0.8	20.6	0.7
Total common equities	$3,295.6	100.0%	$2,708.1	100.0%	$2,928.4	100.0%
1 The other risk investments consist of limited partnership interests.
The majority of our common stock portfolio consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 770 out of 1,010, or 76%, of the common stocks comprising the index at June 30, 2024, which made up 95% of the total market capitalization of the index. At June 30, 2024 and 2023, and December 31, 2023, the year-to-date total return, based on GAAP income, was within our targeted tracking error, which is +/- 50 basis points.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.2 years at June 30, 2024, 2.9 years at June 30, 2023, and 3.0 years at December 31, 2023. The weighted average beta of the equity portfolio was 1.06 at June 30, 2024, 1.04 at June 30, 2023, and 1.00 at December 31, 2023. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2024 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	10,269	$209.92	960,850	24,039,150
May – prior authorization	7,122	212.64	967,972	—
May – current authorization	15,119	208.46	15,119	24,984,881
June	19,514	209.32	34,633	24,965,367
Total	52,024	$209.64
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under-leveraged capital.
In May 2024, the Board of Directors approved an authorization for the company to repurchase up to 25 million of its common shares. This authorization, which does not have an expiration date, terminated the 24,032,028 shares that remained under the Board’s May 2023 authorization to repurchase 25 million shares.
Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the second quarter 2024, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices.
Item 5. Other Information.
(c) Insider Trading Arrangements
During the second quarter 2024, John Murphy, Claims President, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan provides for: i) the sale of all of the shares upon vesting pursuant to certain outstanding equity awards previously granted to Mr. Murphy, excluding any shares withheld by the company to satisfy tax withholding obligations (see the 2024 Proxy Statement for a description of the company’s equity compensation plans) and, ii) the gifting of 500 shares held by Mr. Murphy, some of which may have been the result of a prior vesting event. The arrangement will expire February 28, 2025, subject to the arrangement’s earlier expiration or completion in accordance with its terms. This plan was entered into on May 16, 2024.
Additional Information
President and CEO Susan Patricia Griffith’s quarterly letter to shareholders is included as Exhibit 99 to this Quarterly Report on Form 10-Q and in our online shareholders’ report located on our investor relations website at: investors.progressive.com/financials.

Item 6. Exhibits.
See exhibit index contained herein beginning on page 58, which is incorporated by reference from information with respect to this item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	August 5, 2024	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.1	Form of Restricted Stock Award Agreement under The Progressive Corporation Amended and Restated 2017 Directors Equity Incentive Plan (for 2024)	Filed herewith
10(iii)	10.2	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2018 Amendment and Restatement)	Filed herewith
10(iii)	10.3	The Progressive Corporation Executive Separation Allowance Plan (2024 Amendment and Restatement)	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith