Form 10-Q
period 2024-09-30
PROGRESSIVE CORP/OH/
filed 2024-11-04
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number: 001-09518

THE PROGRESSIVE CORPORATION
(Exact name of registrant as specified in its charter)

Ohio			34-0963169
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

300 North Commons Blvd.,	Mayfield Village,	Ohio	44143
(Address of principal executive offices)			(Zip Code)
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
Common Shares, $1.00 par value: 585,811,503 outstanding at October 3, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Nine Months
Periods Ended September 30,	2024	2023	2024	2023
(millions — except per share amounts)
Revenues
Net premiums earned	$18,296.7	$14,894.3	$51,654.8	$42,891.8
Investment income	739.5	510.2	2,042.1	1,384.3
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	68.0	(66.2)	(304.9)	38.6
Net holding period gains (losses) on securities	219.4	(80.5)	621.6	17.9
Net impairment losses recognized in earnings	0	(2.3)	0	(6.8)
Total net realized gains (losses) on securities	287.4	(149.0)	316.7	49.7
Fees and other revenues	278.1	223.7	774.4	656.6
Service revenues	117.3	81.4	307.8	234.9
Total revenues	19,719.0	15,560.6	55,095.8	45,217.3
Expenses
Losses and loss adjustment expenses	12,510.3	11,387.9	36,077.2	34,182.0
Policy acquisition costs	1,390.2	1,173.2	3,930.0	3,442.6
Other underwriting expenses	2,669.9	1,420.7	6,781.1	4,710.3
Investment expenses	7.2	7.2	20.2	18.8
Service expenses	126.7	91.7	333.1	264.6
Interest expense	69.9	69.7	209.1	198.7
Total expenses	16,774.2	14,150.4	47,350.7	42,817.0
Net Income
Income before income taxes	2,944.8	1,410.2	7,745.1	2,400.3
Provision for income taxes	611.4	288.9	1,621.6	485.7
Net income	2,333.4	1,121.3	6,123.5	1,914.6
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	1,561.2	(388.6)	1,461.1	(241.0)
Net unrealized losses on forecasted transactions	0.1	0.2	0.3	0.4
Foreign currency translation adjustment	0.1	0	(0.1)	0.2
Other comprehensive income (loss)	1,561.4	(388.4)	1,461.3	(240.4)
Comprehensive income (loss)	$3,894.8	$732.9	$7,584.8	$1,674.2
Computation of Earnings Per Common Share
Net income	$2,333.4	$1,121.3	$6,123.5	$1,914.6
Less: Preferred share dividends and other[1]	0	10.4	17.0	27.2
Net income available to common shareholders	$2,333.4	$1,110.9	$6,106.5	$1,887.4
Average common shares outstanding - Basic	585.6	584.8	585.5	584.9
Net effect of dilutive stock-based compensation	2.0	2.7	2.2	2.6
Total average equivalent common shares - Diluted	587.6	587.5	587.7	587.5
Basic: Earnings per common share	$3.98	$1.90	$10.43	$3.23
Diluted: Earnings per common share	$3.97	$1.89	$10.39	$3.21
1 All of our outstanding Serial Preferred Shares, Series B, were redeemed in February 2024. See Note 9 – Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31,
(millions — except per share amounts)	2024	2023	2023
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $74,595.2, $60,490.6, and $62,441.9)	$74,411.2	$56,591.9	$60,378.2
Short-term investments (amortized cost: $756.5, $1,795.2, and $1,789.9)	756.5	1,795.2	1,789.9
Total available-for-sale securities	75,167.7	58,387.1	62,168.1
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $759.7, $976.9, and $977.1)	735.0	868.9	902.1
Common equities (cost: $733.5, $662.6, and $706.0)	3,497.0	2,614.5	2,928.4
Total equity securities	4,232.0	3,483.4	3,830.5
Total investments	79,399.7	61,870.5	65,998.6
Cash and cash equivalents	136.1	123.5	84.9
Restricted cash and cash equivalents	10.9	14.9	14.7
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	147.0	138.4	99.6
Accrued investment income	560.3	378.1	438.0
Premiums receivable, net of allowance for credit losses of $388.0, $361.2, and $369.1	15,135.4	12,408.0	11,958.2
Reinsurance recoverables	4,881.5	5,331.2	5,093.9
Prepaid reinsurance premiums	224.0	235.0	249.8
Deferred acquisition costs	2,031.6	1,732.1	1,687.4
Property and equipment, net of accumulated depreciation of $1,589.7, $1,596.9, and $1,655.1	688.8	919.8	880.8
Net federal deferred income taxes	598.0	1,357.1	936.0
Other assets	1,536.2	1,282.4	1,348.5
Total assets	$105,202.5	$85,652.6	$88,690.8
Liabilities and Shareholders’ Equity
Unearned premiums	$24,772.5	$20,761.7	$20,133.7
Loss and loss adjustment expense reserves	38,061.5	33,577.3	34,389.2
Accounts payable, accrued expenses, and other liabilities	8,317.4	7,030.7	7,002.2
Debt[1]	6,891.8	6,887.6	6,888.6
Total liabilities	78,043.2	68,257.3	68,413.7
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding of 0, 0.5, and 0.5)	0	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 211.8, 212.6, and 212.3)	585.8	585.0	585.3
Paid-in capital	2,096.2	1,977.9	2,013.1
Retained earnings	24,631.7	17,380.9	18,800.5
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	(139.7)	(3,027.3)	(1,600.8)
Net unrealized losses on forecasted transactions	(13.7)	(14.1)	(14.0)
Foreign currency translation adjustment	(1.0)	(1.0)	(0.9)
Total accumulated other comprehensive income (loss)	(154.4)	(3,042.4)	(1,615.7)
Total shareholders’ equity	27,159.3	17,395.3	20,277.1
Total liabilities and shareholders’ equity	$105,202.5	$85,652.6	$88,690.8
1 Consists of long-term debt. See Note 4 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months		Nine Months
Periods Ended September 30,	2024	2023	2024	2023
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$0	$493.9	$493.9	$493.9
Redemption of Serial Preferred Shares, Series B1	0	0	(493.9)	0
Balance, end of period	0	493.9	0	493.9
Common Shares, $1.00 Par Value
Balance, beginning of period	585.7	585.3	585.3	584.9
Treasury shares purchased	(0.4)	(0.3)	(0.7)	(0.6)
Net restricted equity awards issued/vested	0.5	0	1.2	0.7
Balance, end of period	585.8	585.0	585.8	585.0
Paid-In Capital
Balance, beginning of period	2,060.5	1,935.7	2,013.1	1,893.0
Amortization of equity-based compensation	37.3	42.9	85.8	86.7
Treasury shares purchased	(1.3)	(1.1)	(2.3)	(2.1)
Net restricted equity awards issued/vested	(0.5)	0	(1.2)	(0.7)
Reinvested dividends on restricted stock units	0.2	0.4	0.8	1.0
Balance, end of period	2,096.2	1,977.9	2,096.2	1,977.9
Retained Earnings
Balance, beginning of period	22,410.0	16,350.4	18,800.5	15,721.2
Net income	2,333.4	1,121.3	6,123.5	1,914.6
Treasury shares purchased	(84.1)	(38.3)	(130.8)	(77.1)
Cash dividends declared on common shares ($0.10, $0.10, $0.30, and $0.30 per share)[1]	(58.6)	(58.5)	(175.6)	(175.4)
Cash dividends declared on Serial Preferred Shares, Series B ($0, $20.67700, $15.688377, and $39.60163 per share)[1]	0	(10.3)	(7.8)	(19.8)
Reinvested dividends on restricted stock units	(0.2)	(0.4)	(0.8)	(1.0)
Other, net	31.2	16.7	22.7	18.4
Balance, end of period	24,631.7	17,380.9	24,631.7	17,380.9
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(1,715.8)	(2,654.0)	(1,615.7)	(2,802.0)
Other comprehensive income (loss)	1,561.4	(388.4)	1,461.3	(240.4)
Balance, end of period	(154.4)	(3,042.4)	(154.4)	(3,042.4)
Total shareholders’ equity	$27,159.3	$17,395.3	$27,159.3	$17,395.3
1 See Note 9 – Dividends for further discussion.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2024	2023
(millions)
Cash Flows From Operating Activities
Net income	$6,123.5	$1,914.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	208.2	212.0
Net amortization (accretion) of fixed-income securities	(23.5)	(7.6)
Amortization of equity-based compensation	85.8	86.7
Net realized (gains) losses on securities	(316.7)	(49.7)
Net (gains) losses on disposition of property and equipment	(1.9)	23.0
Changes in:
Premiums receivable	(3,177.2)	(1,991.1)
Reinsurance recoverables	212.4	500.9
Prepaid reinsurance premiums	25.8	60.5
Deferred acquisition costs	(344.2)	(187.7)
Income taxes	(366.8)	73.6
Unearned premiums	4,638.8	3,468.1
Loss and loss adjustment expense reserves	3,672.3	3,218.0
Accounts payable, accrued expenses, and other liabilities	1,600.3	1,089.1
Other, net	(225.1)	(204.4)
Net cash provided by operating activities	12,111.7	8,206.0
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(35,835.5)	(18,956.2)
Equity securities	(110.6)	(23.2)
Sales:
Fixed maturities	18,582.5	4,780.3
Equity securities	221.9	745.5
Maturities, paydowns, calls, and other:
Fixed maturities	4,749.8	3,693.2
Equity securities	110.2	65.3
Net (purchases) sales of short-term investments	1,070.3	1,132.0
Net change in unsettled security transactions	514.1	201.7
Purchases of property and equipment	(174.8)	(169.9)
Sales of property and equipment	64.5	35.0
Net cash used in investing activities	(10,807.6)	(8,496.3)
Cash Flows From Financing Activities
Redemption of Serial Preferred Shares, Series B	(500.0)	0
Dividends paid to common shareholders	(615.1)	(175.5)
Dividends paid to preferred shareholders	(7.8)	(33.2)
Acquisition of treasury shares for equity award tax liabilities	(120.7)	(52.3)
Acquisition of treasury shares acquired in open market	(13.1)	(27.5)
Net proceeds from debt issuances	0	496.3
Net cash provided by (used in) financing activities	(1,256.7)	207.8
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	47.4	(82.5)
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	99.6	220.9
Cash, cash equivalents, restricted cash, and restricted cash equivalents – September 30	$147.0	$138.4
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
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2024, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report to Shareholders).
Premiums Receivable
We perform analyses to evaluate our premiums receivable for expected credit losses. See our 2023 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2024	2023	2024	2023
Allowance for credit losses, beginning of period	$327.9	$343.9	$369.1	$343.3
Increase in allowance[1]	167.6	157.5	402.4	399.7
Write-offs[2]	(107.5)	(140.2)	(383.5)	(381.8)
Allowance for credit losses, end of period	$388.0	$361.2	$388.0	$361.2
1 Represents the incremental increase in other underwriting expenses.
2 Represents the portion of allowance that is reversed when the premiums receivable is written off. Premiums receivable balances are written off once we have exhausted our collection efforts.
Property – Held for Sale
Included in other assets in our consolidated balance sheets are properties that are classified as held for sale (HFS). At September 30, 2024 and 2023, and December 31, 2023, we had HFS properties of $150.4 million, $81.6 million, and $77.2 million, respectively. When properties are determined to be HFS, the property is written down to its fair value less estimated costs to sell, as applicable. The increase in HFS properties since December 31, 2023, primarily reflects a decision in the first quarter 2024 to sell certain regional properties to optimize our real estate portfolio by consolidating employees into existing alternative properties.
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

Other Assets - Reclassification
Goodwill and intangible assets are included in other assets in our consolidated balance sheets and the amortization of intangible assets in other, net, in cash provided by operating activities in our consolidated statements of cash flows. The September 30, 2023 amounts, which were presented separately in the balance sheet and statement of cash flows in the prior year, were reclassified to conform to the current year presentation.
New Accounting Standards
Adopted – On January 1, 2024, we began amortizing the remaining original cost of tax equity investments to the provision for income taxes, since certain conditions were met, on the modified retrospective basis, pursuant to an Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board. Previously, these investments were accounted for under the equity method of accounting and the amortization was recognized as a net impairment loss on the consolidated statements of income. The adoption of the ASU had no cumulative effect on retained earnings and did not have a material impact on our financial condition or results of operations. The amount of income tax credits and investment amortization recognized for the three and nine months ended September 30, 2024, and the carrying amount of the tax credit investments at September 30, 2024, were not material to our financial condition or results of operations and, therefore, no additional disclosure is provided.

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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2024
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$44,231.3	$771.4	$(574.2)	$0	$44,428.5	56.0%
State and local government obligations	2,681.0	10.7	(90.3)	0	2,601.4	3.3
Foreign government obligations	16.9	0	(0.5)	0	16.4	0
Corporate and other debt securities	14,969.8	221.9	(155.3)	(0.9)	15,035.5	18.9
Residential mortgage-backed securities	1,403.5	24.8	(6.4)	2.0	1,423.9	1.8
Commercial mortgage-backed securities	4,664.4	4.1	(376.9)	0	4,291.6	5.4
Other asset-backed securities	6,628.3	39.4	(53.8)	0	6,613.9	8.3
Total fixed maturities	74,595.2	1,072.3	(1,257.4)	1.1	74,411.2	93.7
Short-term investments	756.5	0	0	0	756.5	1.0
Total available-for-sale securities	75,351.7	1,072.3	(1,257.4)	1.1	75,167.7	94.7
Equity securities:
Nonredeemable preferred stocks	759.7	0	0	(24.7)	735.0	0.9
Common equities	733.5	0	0	2,763.5	3,497.0	4.4
Total equity securities	1,493.2	0	0	2,738.8	4,232.0	5.3
Total portfolio[1]	$76,844.9	$1,072.3	$(1,257.4)	$2,739.9	$79,399.7	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2023
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$36,392.2	$0	$(2,098.4)	$0	$34,293.8	55.4%
State and local government obligations	2,257.6	0	(203.3)	0	2,054.3	3.3
Foreign government obligations	16.9	0	(1.5)	0	15.4	0.1
Corporate and other debt securities	11,069.8	1.3	(596.1)	(53.7)	10,421.3	16.9
Residential mortgage-backed securities	530.4	0.2	(13.0)	(1.8)	515.8	0.8
Commercial mortgage-backed securities	4,699.5	2.1	(723.9)	0	3,977.7	6.4
Other asset-backed securities	5,524.2	0.1	(210.1)	(0.6)	5,313.6	8.6
Total fixed maturities	60,490.6	3.7	(3,846.3)	(56.1)	56,591.9	91.5
Short-term investments	1,795.2	0	0	0	1,795.2	2.9
Total available-for-sale securities	62,285.8	3.7	(3,846.3)	(56.1)	58,387.1	94.4
Equity securities:
Nonredeemable preferred stocks	976.9	0	0	(108.0)	868.9	1.4
Common equities	662.6	0	0	1,951.9	2,614.5	4.2
Total equity securities	1,639.5	0	0	1,843.9	3,483.4	5.6
Total portfolio[1]	$63,925.3	$3.7	$(3,846.3)	$1,787.8	$61,870.5	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2023
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$37,823.2	$204.1	$(1,157.9)	$0	$36,869.4	55.9%
State and local government obligations	2,338.4	2.8	(138.4)	0	2,202.8	3.3
Foreign government obligations	17.3	0	(1.0)	0	16.3	0.1
Corporate and other debt securities	11,633.7	87.2	(334.7)	(28.8)	11,357.4	17.2
Residential mortgage-backed securities	426.9	0.2	(10.0)	0.1	417.2	0.6
Commercial mortgage-backed securities	4,535.2	2.2	(597.7)	0	3,939.7	6.0
Other asset-backed securities	5,667.2	15.7	(107.1)	(0.4)	5,575.4	8.4
Total fixed maturities	62,441.9	312.2	(2,346.8)	(29.1)	60,378.2	91.5
Short-term investments	1,789.9	0	0	0	1,789.9	2.7
Total available-for-sale securities	64,231.8	312.2	(2,346.8)	(29.1)	62,168.1	94.2
Equity securities:
Nonredeemable preferred stocks	977.1	0	0	(75.0)	902.1	1.4
Common equities	706.0	0	0	2,222.4	2,928.4	4.4
Total equity securities	1,683.1	0	0	2,147.4	3,830.5	5.8
Total portfolio[1]	$65,914.9	$312.2	$(2,346.8)	$2,118.3	$65,998.6	100.0%
1 At September 30, 2024 and 2023, we had $468.5 million and $167.3 million, respectively, of net unsettled security purchase transactions included in other liabilities, compared to $45.6 million included in other assets at December 31, 2023.
The total fair value of the portfolio at both September 30, 2024 and 2023 included $4.1 billion of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions, compared to $4.2 billion at December 31, 2023.
Certain fixed-maturity securities previously categorized as redeemable preferred stocks in our footnote disclosures are currently classified as corporate and other debt securities to reflect the accurate categorization based on the underlying features of these securities. The September 30, 2023 and December 31, 2023 amounts, which were presented separately as redeemable preferred stocks in our Note 2 - Investments and Note 3 - Fair Value tables, were reclassified to conform to the current year presentation. The reclassification did not have an impact on our total fixed-maturity securities or our results of operations, financial condition, or cash flows.
At September 30, 2024, bonds and certificates of deposit in the principal amount of $712.0 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at September 30, 2024 or 2023, or December 31, 2023. At September 30, 2024, we did not hold any debt securities that were non-income producing during the preceding 12 months.
Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature, or are redeemable, within one year.
Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments.
These securities are reported at fair value:

	September 30,
(millions)	2024	2023	December 31, 2023
Fixed Maturities:
Corporate and other debt securities	$637.3	$647.5	$672.5
Residential mortgage-backed securities	369.0	410.8	323.9
Other asset-backed securities	2.6	19.4	13.9
Total hybrid securities	$1,008.9	$1,077.7	$1,010.3
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

Fixed Maturities The composition of fixed maturities by maturity at September 30, 2024, was:

(millions)	Cost	Fair Value
Less than one year	$7,895.5	$7,852.8
One to five years	53,339.8	53,341.8
Five to ten years	13,103.1	12,954.6
Ten years or greater	256.8	262.0
Total	$74,595.2	$74,411.2
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
Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2024
U.S. government obligations	86	$12,919.6	$(574.2)	3	$2,069.3	$(2.9)	83	$10,850.3	$(571.3)
State and local government obligations	302	1,778.8	(90.3)	44	207.8	(0.2)	258	1,571.0	(90.1)
Foreign government obligations	1	16.4	(0.5)	0	0	0	1	16.4	(0.5)
Corporate and other debt securities	224	5,250.6	(155.3)	14	426.1	(1.9)	210	4,824.5	(153.4)
Residential mortgage-backed securities	33	244.2	(6.4)	4	185.0	(0.2)	29	59.2	(6.2)
Commercial mortgage-backed securities	177	3,749.9	(376.9)	5	169.8	(0.3)	172	3,580.1	(376.6)
Other asset-backed securities	80	1,530.5	(53.8)	16	352.5	(0.1)	64	1,178.0	(53.7)
Total fixed maturities	903	$25,490.0	$(1,257.4)	86	$3,410.5	$(5.6)	817	$22,079.5	$(1,251.8)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2023
U.S. government obligations	173	$34,293.8	$(2,098.4)	37	$16,686.2	$(557.6)	136	$17,607.6	$(1,540.8)
State and local government obligations	356	2,033.9	(203.3)	46	359.6	(7.6)	310	1,674.3	(195.7)
Foreign government obligations	1	15.4	(1.5)	0	0	0	1	15.4	(1.5)
Corporate and other debt securities	470	9,520.6	(596.1)	164	3,380.4	(94.1)	306	6,140.2	(502.0)
Residential mortgage-backed securities	40	99.9	(13.0)	2	0.4	0	38	99.5	(13.0)
Commercial mortgage-backed securities	196	3,960.8	(723.9)	0	0	0	196	3,960.8	(723.9)
Other asset-backed securities	295	5,001.8	(210.1)	104	2,056.9	(8.8)	191	2,944.9	(201.3)
Total fixed maturities	1,531	$54,926.2	$(3,846.3)	353	$22,483.5	$(668.1)	1,178	$32,442.7	$(3,178.2)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2023
U.S. government obligations	147	$28,225.0	$(1,157.9)	25	$11,890.0	$(100.0)	122	$16,335.0	$(1,057.9)
State and local government obligations	324	1,846.2	(138.4)	31	169.9	(0.9)	293	1,676.3	(137.5)
Foreign government obligations	1	16.3	(1.0)	0	0	0	1	16.3	(1.0)
Corporate and other debt securities	316	6,674.9	(334.7)	26	617.2	(14.7)	290	6,057.7	(320.0)
Residential mortgage-backed securities	39	88.4	(10.0)	2	0.4	0	37	88.0	(10.0)
Commercial mortgage-backed securities	189	3,912.2	(597.7)	1	30.7	(2.5)	188	3,881.5	(595.2)
Other asset-backed securities	207	3,299.1	(107.1)	41	639.4	(1.2)	166	2,659.7	(105.9)
Total fixed maturities	1,223	$44,062.1	$(2,346.8)	126	$13,347.6	$(119.3)	1,097	$30,714.5	$(2,227.5)
A review of the securities in an unrealized loss position indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.
We had one security that had its credit ratings downgraded during the third quarter 2024, with a fair value of $39.3 million and an unrealized loss of $2.9 million as of September 30, 2024.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for amounts deemed to be uncollectible during the first nine months of 2024 or 2023, and did not have a material credit loss allowance balance as of September 30, 2024 and 2023, or December 31, 2023. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included:

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
As of September 30, 2024 and 2023, and December 31, 2023, we believe that none of the unrealized losses on our fixed-maturity securities were related to material credit losses on any specific securities, or in the aggregate. We continue to expect all the securities in our fixed-maturity portfolio to pay their principal and interest obligations.
In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at September 30, 2024 and 2023, and December 31, 2023, to determine if the accrued interest amounts were uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal, obligations and, therefore, did not write off any accrued income as uncollectible at September 30, 2024 and 2023, or December 31, 2023.

Realized Gains (Losses) The components of net realized gains (losses) for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2024	2023	2024	2023
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$43.1	$0.2	$44.4	$4.2
State and local government obligations	0	0	0.3	0
Corporate and other debt securities	2.0	0.7	5.6	0.8
Residential mortgage-backed securities	0	0	1.1	0
Other asset-backed securities	0	0	0.1	0
Total available-for-sale securities	45.1	0.9	51.5	5.0
Equity securities:
Nonredeemable preferred stocks	0	0	0	0.3
Common equities	14.1	0.3	25.3	354.2
Total equity securities	14.1	0.3	25.3	354.5
Subtotal gross realized gains on security sales	59.2	1.2	76.8	359.5
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(1.4)	(14.6)	(328.6)	(27.2)
State and local government obligations	(1.3)	0	(1.4)	0
Corporate and other debt securities	(5.3)	(19.1)	(42.8)	(69.3)
Commercial mortgage-backed securities	0	(20.6)	(15.0)	(100.6)
Other asset-backed securities	0	(5.2)	(0.1)	(5.6)
Short-term investments	0	0	0	(0.4)
Total available-for-sale securities	(8.0)	(59.5)	(387.9)	(203.1)
Equity securities:
Nonredeemable preferred stocks	(7.8)	(7.4)	(18.3)	(117.6)
Common equities	(11.7)	(8.9)	(11.8)	(21.8)
Total equity securities	(19.5)	(16.3)	(30.1)	(139.4)
Subtotal gross realized losses on security sales	(27.5)	(75.8)	(418.0)	(342.5)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	41.7	(14.4)	(284.2)	(23.0)
State and local government obligations	(1.3)	0	(1.1)	0
Corporate and other debt securities	(3.3)	(18.4)	(37.2)	(68.5)
Residential mortgage-backed securities	0	0	1.1	0
Commercial mortgage-backed securities	0	(20.6)	(15.0)	(100.6)
Other asset-backed securities	0	(5.2)	0	(5.6)
Short-term investments	0	0	0	(0.4)
Total available-for-sale securities	37.1	(58.6)	(336.4)	(198.1)
Equity securities:
Nonredeemable preferred stocks	(7.8)	(7.4)	(18.3)	(117.3)
Common equities	2.4	(8.6)	13.5	332.4
Total equity securities	(5.4)	(16.0)	(4.8)	215.1
Subtotal net realized gains (losses) on security sales	31.7	(74.6)	(341.2)	17.0
Other assets
Gain	36.3	8.4	36.3	21.6
Impairment	0	(2.3)	0	(6.8)
Subtotal net realized gains (losses) on other assets	36.3	6.1	36.3	14.8
Net holding period gains (losses)
Hybrid securities	19.7	(0.3)	30.2	18.4
Equity securities	199.7	(80.2)	591.4	(0.5)
Subtotal net holding period gains (losses)	219.4	(80.5)	621.6	17.9
Total net realized gains (losses) on securities	$287.4	$(149.0)	$316.7	$49.7

Realized gains (losses) on securities sold are computed using the first-in-first-out method. During the third quarter and first nine months of 2024, the majority of our security sales were U.S. Treasury Notes that were sold for duration management. During the third quarter and first nine months of both 2024 and 2023, we selectively sold securities that we viewed as having less attractive risk/reward profiles. During 2023, the gross gains in common equities reflected sales of securities, as part of our plan to incrementally reduce risk in the portfolio in response to our view of the potential of a more difficult economic environment. The gross loss incurred in our nonredeemable preferred stocks was primarily related to the sale of certain holdings in U.S. bank preferred stocks.
The other asset gain for all periods presented is related to proceeds received as a result of litigation in conjunction with three renewable energy investments we made from 2016 through 2018 (the original investments were previously written down in full).
The following table reflects our holding period realized gains (losses) recognized on equity securities held at the respective quarter ends:

	Three Months		Nine Months
(millions)	2024	2023	2024	2023
Total net gains (losses) recognized during the period on equity securities	$194.3	$(96.2)	$586.6	$214.6
Less: Net gains (losses) recognized on equity securities sold during the period	(5.4)	(16.0)	(4.8)	215.1
Net holding period gains (losses) recognized during the period on equity securities held at period end	$199.7	$(80.2)	$591.4	$(0.5)
Net Investment Income The components of net investment income for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2024	2023	2024	2023
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$396.0	$237.0	$1,064.2	$591.7
State and local government obligations	16.2	12.3	42.0	34.5
Foreign government obligations	0.1	0.1	0.2	0.2
Corporate and other debt securities	155.0	97.4	416.9	270.1
Residential mortgage-backed securities	13.8	7.6	27.2	22.6
Commercial mortgage-backed securities	48.7	48.7	141.2	147.9
Other asset-backed securities	83.1	62.9	242.6	173.0
Total fixed maturities	712.9	466.0	1,934.3	1,240.0
Short-term investments	9.2	21.6	45.3	71.1
Total available-for-sale securities	722.1	487.6	1,979.6	1,311.1
Equity securities:
Nonredeemable preferred stocks	9.2	11.9	30.6	40.3
Common equities	8.2	10.7	31.9	32.9
Total equity securities	17.4	22.6	62.5	73.2
Investment income	739.5	510.2	2,042.1	1,384.3
Investment expenses	(7.2)	(7.2)	(20.2)	(18.8)
Net investment income	$732.3	$503.0	$2,021.9	$1,365.5
On a year-over-year basis, investment income (interest and dividends) increased 45% and 48% for the three and nine months ended September 30, 2024, respectively. Growth in invested assets and an increase in recurring investment book yield contributed to the increase in investment income. The book yield increase primarily reflected investing new cash from insurance operations, and proceeds from maturing bonds, in higher coupon rate securities.

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
•Level 3: Inputs that are unobservable. Unobservable inputs reflect our subjective evaluation about the assumptions market participants would use in pricing the financial instrument (e.g., certain privately held investments).
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
The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2024
Fixed maturities:
U.S. government obligations	$44,428.5	$0	$0	$44,428.5	$44,231.3
State and local government obligations	0	2,601.4	0	2,601.4	2,681.0
Foreign government obligations	0	16.4	0	16.4	16.9
Corporate and other debt securities	0	15,032.5	3.0	15,035.5	14,969.8
Subtotal	44,428.5	17,650.3	3.0	62,081.8	61,899.0
Asset-backed securities:
Residential mortgage-backed	0	1,423.9	0	1,423.9	1,403.5
Commercial mortgage-backed	0	4,291.6	0	4,291.6	4,664.4
Other asset-backed	0	6,613.9	0	6,613.9	6,628.3
Subtotal asset-backed securities	0	12,329.4	0	12,329.4	12,696.2
Total fixed maturities	44,428.5	29,979.7	3.0	74,411.2	74,595.2
Short-term investments	754.8	1.7	0	756.5	756.5
Total available-for-sale securities	45,183.3	29,981.4	3.0	75,167.7	75,351.7
Equity securities:
Nonredeemable preferred stocks	0	683.1	51.9	735.0	759.7
Common equities:
Common stocks	3,452.0	0	22.5	3,474.5	711.0
Other risk investments	0	0	22.5	22.5	22.5
Subtotal common equities	3,452.0	0	45.0	3,497.0	733.5
Total equity securities	3,452.0	683.1	96.9	4,232.0	1,493.2
Total portfolio	$48,635.3	$30,664.5	$99.9	$79,399.7	$76,844.9
Debt	$0	$6,498.3	$0	$6,498.3	$6,891.8

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2023
Fixed maturities:
U.S. government obligations	$34,293.8	$0	$0	$34,293.8	$36,392.2
State and local government obligations	0	2,054.3	0	2,054.3	2,257.6
Foreign government obligations	0	15.4	0	15.4	16.9
Corporate and other debt securities	0	10,421.3	0	10,421.3	11,069.8
Subtotal	34,293.8	12,491.0	0	46,784.8	49,736.5
Asset-backed securities:
Residential mortgage-backed	0	515.8	0	515.8	530.4
Commercial mortgage-backed	0	3,977.7	0	3,977.7	4,699.5
Other asset-backed	0	5,313.6	0	5,313.6	5,524.2
Subtotal asset-backed securities	0	9,807.1	0	9,807.1	10,754.1
Total fixed maturities	34,293.8	22,298.1	0	56,591.9	60,490.6
Short-term investments	1,763.2	32.0	0	1,795.2	1,795.2
Total available-for-sale securities	36,057.0	22,330.1	0	58,387.1	62,285.8
Equity securities:
Nonredeemable preferred stocks	0	805.2	63.7	868.9	976.9
Common equities:
Common stocks	2,573.6	0	18.3	2,591.9	640.0
Other risk investments	0	0	22.6	22.6	22.6
Subtotal common equities	2,573.6	0	40.9	2,614.5	662.6
Total equity securities	2,573.6	805.2	104.6	3,483.4	1,639.5
Total portfolio	$38,630.6	$23,135.3	$104.6	$61,870.5	$63,925.3
Debt	$0	$5,932.1	$0	$5,932.1	$6,887.6

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2023
Fixed maturities:
U.S. government obligations	$36,869.4	$0	$0	$36,869.4	$37,823.2
State and local government obligations	0	2,202.8	0	2,202.8	2,338.4
Foreign government obligations	0	16.3	0	16.3	17.3
Corporate and other debt securities	0	11,354.4	3.0	11,357.4	11,633.7
Subtotal	36,869.4	13,573.5	3.0	50,445.9	51,812.6
Asset-backed securities:
Residential mortgage-backed	0	417.2	0	417.2	426.9
Commercial mortgage-backed	0	3,939.7	0	3,939.7	4,535.2
Other asset-backed	0	5,575.4	0	5,575.4	5,667.2
Subtotal asset-backed securities	0	9,932.3	0	9,932.3	10,629.3
Total fixed maturities	36,869.4	23,505.8	3.0	60,378.2	62,441.9
Short-term investments	1,757.0	32.9	0	1,789.9	1,789.9
Total available-for-sale securities	38,626.4	23,538.7	3.0	62,168.1	64,231.8
Equity securities:
Nonredeemable preferred stocks	0	838.1	64.0	902.1	977.1
Common equities:
Common stocks	2,885.3	0	22.5	2,907.8	685.4
Other risk investments	0	0	20.6	20.6	20.6
Subtotal common equities	2,885.3	0	43.1	2,928.4	706.0
Total equity securities	2,885.3	838.1	107.1	3,830.5	1,683.1
Total portfolio	$41,511.7	$24,376.8	$110.1	$65,998.6	$65,914.9
Debt	$0	$6,431.3	$0	$6,431.3	$6,888.6

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

At September 30, 2024 and 2023, and December 31, 2023, vendor-quoted prices represented 93% of our Level 1 classifications (excluding short-term investments). The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.
At both September 30, 2024 and 2023, vendor-quoted prices comprised 99% of our Level 2 classifications (excluding short-term investments), compared to 100% at December 31, 2023. The remaining 1% at both September 30, 2024 and 2023 were dealer-quoted prices. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
For structured debt securities, including commercial, residential, and other asset-backed securities, we evaluate available market-related data for these and similar securities related to collateral, delinquencies, and defaults for historical trends and reasonably estimable projections, as well as historical prepayment rates and current prepayment assumptions and cash flow estimates. We further stratify each class of our structured debt securities into more finite sectors (e.g., planned amortization class, first pay, second pay, senior, and subordinated) and use duration, credit quality, and coupon to determine if the fair value is appropriate.
For corporate and other debt, nonredeemable preferred stock, and the notes issued by The Progressive Corporation (see Note 4 – Debt), we review securities by duration, credit quality, and coupon, as well as changes in interest rate and credit spread movements within that stratification. The review also includes recent trades, including: volume traded at various levels that establish a market; issuer specific fundamentals; and industry-specific economic news as it comes to light.
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
To the extent we receive prices from external sources (e.g., broker and valuation firm) for the Level 3 securities, we review those prices for reasonableness using internally developed assumptions and then compare our derived prices to the prices received from the external sources. Based on our review, all prices received from external sources remained unadjusted.
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
At both September 30, 2024 and December 31, 2023, we held one privately held fixed-maturity security that is classified as a Level 3 investment. At September 30, 2023, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
During the first nine months of 2024 and for the full year of 2023, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Due to the relative size of the Level 3 securities’ fair values, compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2024 and 2023:

	Level 3 Fair Value
(millions)	Fair Value at June 30, 2024	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at September 30, 2024
Fixed maturities:
Corporate and other debt securities	$3.0	$0	$0	$0	$0	$0	$0	$3.0
Equity securities:
Nonredeemable preferred stocks	51.9	0	0	0	0	0	0	51.9
Common equities:
Common stocks	22.5	0	0	0	0	0	0	22.5
Other risk investments	23.9	(1.4)	0	0	0	0	0	22.5
Total Level 3 securities	$101.3	$(1.4)	$0	$0	$0	$0	$0	$99.9

	Level 3 Fair Value
(millions)	Fair Value at June 30, 2023	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at September 30, 2023
Equity securities:
Nonredeemable preferred stocks	$71.8	$(8.1)	$0	$0	$0	$0	$0	$63.7
Common equities:
Common stocks	18.3	8.1	0	(10.0)	8.9	(7.0)	0	18.3
Other risk investments	21.9	0.7	0	0	0	0	0	22.6
Total Level 3 securities	$112.0	$0.7	$0	$(10.0)	$8.9	$(7.0)	$0	$104.6

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2023	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at September 30, 2024
Fixed maturities:
Corporate and other debt securities	$3.0	$0	$0	$0	$0	$0	$0	$3.0
Equity securities:
Nonredeemable preferred stocks	64.0	0	0	0	0	(12.1)	0	51.9
Common equities:
Common stocks	22.5	0	0	0	0	0	0	22.5
Other risk investments	20.6	1.9	0	0	0	0	0	22.5
Total Level 3 securities	$110.1	$1.9	$0	$0	$0	$(12.1)	$0	$99.9

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2022	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at September 30, 2023
Equity securities:
Nonredeemable preferred stocks	$83.8	$(8.1)	$0	$0	$0	$(12.0)	$0	$63.7
Common equities:
Common stocks	18.3	8.1	0	(10.0)	8.9	(7.0)	0	18.3
Other risk investments	19.8	2.8	0	0	0	0	0	22.6
Total Level 3 securities	$121.9	$2.8	$0	$(10.0)	$8.9	$(19.0)	$0	$104.6
1 For fixed maturities, amounts included are unrealized gains (losses) included in accumulated other comprehensive income (loss) on our consolidated balance sheets. For equity securities, amounts included are net holding period gains (losses) on securities on our consolidated statements of comprehensive income.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at September 30, 2024 and 2023, and December 31, 2023:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt securities	$3.0	Market comparables	Weighted average market capitalization price change %	(3.1)% to 10.9%	2.6%
Equity securities:
Nonredeemable preferred stocks	51.9	Market comparables	Weighted average market capitalization price change %	4.0% to 25.0%	18.1%
Common stocks	22.5	Market comparables	Weighted average market capitalization price change %	(19.1)% to 69.6%	19.0%
Subtotal Level 3 securities	77.4
Pricing exemption securities	22.5
Total Level 3 securities	$99.9

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2023	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Equity securities:
Nonredeemable preferred stocks	$63.7	Market comparables	Weighted average market capitalization price change %	(10.8)% to 4.5%	1.7%
Common stocks	18.3	Market comparables	Weighted average market capitalization price change %	(37.4)% to 130.2%	(7.9)%
Subtotal Level 3 securities	82.0
Pricing exemption securities	22.6
Total Level 3 securities	$104.6

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt securities	$3.0	Market comparables	Weighted average market capitalization price change %	0.3% to 7.7%	2.6%
Equity securities:
Nonredeemable preferred stocks	64.0	Market comparables	Weighted average market capitalization price change %	17.2% to 39.7%	21.7%
Common stocks	22.5	Market comparables	Weighted average market capitalization price change %	(45.8)% to 95.6%	39.7%
Subtotal Level 3 securities	89.5
Pricing exemption securities	20.6
Total Level 3 securities	$110.1

4. DEBT
Debt at each of the balance sheet periods consisted of:

	September 30, 2024		September 30, 2023		December 31, 2023
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
2.45% Senior Notes due 2027 (issued: $500.0, August 2016)	$498.9	$483.2	$498.5	$455.8	$498.6	$468.9
2.50% Senior Notes due 2027 (issued: $500.0, March 2022)	498.5	482.1	497.9	454.0	498.1	469.1
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	298.1	330.1	297.7	320.8	297.8	328.7
4.00% Senior Notes due 2029 (issued: $550.0, October 2018)	547.3	548.6	546.8	518.9	546.9	542.6
3.20% Senior Notes due 2030 (issued: $500.0, March 2020)	497.6	476.1	497.2	435.1	497.3	462.2
3.00% Senior Notes due 2032 (issued: $500.0, March 2022)	496.6	458.5	496.2	420.5	496.3	446.0
6.25% Senior Notes due 2032 (issued: $400.0, November 2002)	396.9	449.9	396.6	414.3	396.7	445.6
4.95% Senior Notes due 2033 (issued: $500.0, May 2023)	496.7	518.7	496.4	474.7	496.4	513.0
4.35% Senior Notes due 2044 (issued: $350.0, April 2014)	347.0	318.9	347.0	280.9	347.0	314.2
3.70% Senior Notes due 2045 (issued: $400.0, January 2015)	396.0	330.6	395.8	288.2	395.9	325.1
4.125% Senior Notes due 2047 (issued: $850.0, April 2017)	842.4	749.8	842.2	666.3	842.3	756.2
4.20% Senior Notes due 2048 (issued: $600.0, March 2018)	590.8	532.3	590.6	473.3	590.6	534.1
3.95% Senior Notes due 2050 (issued: $500.0, March 2020)	491.3	420.0	491.1	373.5	491.1	422.3
3.70% Senior Notes due 2052 (issued: $500.0, March 2022)	493.7	399.5	493.6	355.8	493.6	403.3
Total	$6,891.8	$6,498.3	$6,887.6	$5,932.1	$6,888.6	$6,431.3
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
5. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2024, was 20.8% and 20.9%, respectively, compared to 20.5% and 20.2% for the same periods last year.
Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At September 30, 2024 and 2023, and December 31, 2023, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. At September 30, 2024 and 2023, and December 31, 2023, the net deferred tax asset includes a gross deferred tax asset of $38.9 million, $807.0 million, and $427.3 million, respectively, related to unrealized losses on fixed-maturity securities. The decrease in the net deferred tax asset from year end 2023 and September 30, 2023, primarily reflected changes in these net unrealized losses. We believe this deferred tax asset will be realized based on the existence of current temporary differences related to unrealized gains in our equity portfolio and prior year capital gains.
We had net current income taxes recoverable of $4.6 million at September 30, 2024, which were reported in other assets, compared to net current income taxes payable of $246.1 million and $311.8 million at September 30, 2023 and December 31, 2023, respectively, which were reported in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets. The balance may fluctuate between an asset and a liability from period to period due to normal timing differences.
At September 30, 2024 and 2023, and December 31, 2023, we had no reserves for uncertain tax positions.

6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Activity in the loss and loss adjustment expense reserves is summarized as follows:

	September 30,
(millions)	2024	2023
Balance at January 1	$34,389.2	$30,359.3
Less reinsurance recoverables on unpaid losses	4,789.0	5,559.2
Net balance at January 1	29,600.2	24,800.1
Incurred related to:
Current year	36,276.6	33,035.0
Prior years	(199.4)	1,147.0
Total incurred	36,077.2	34,182.0
Paid related to:
Current year	19,669.0	18,581.3
Prior years	12,492.9	11,764.7
Total paid	32,161.9	30,346.0
Net balance at September 30	33,515.5	28,636.1
Plus reinsurance recoverables on unpaid losses	4,546.0	4,941.2
Balance at September 30	$38,061.5	$33,577.3
We experienced favorable reserve development of $199.4 million during the first nine months of 2024, compared to unfavorable development of $1,147.0 million for the same period last year, which is reflected as “incurred related to prior years” in the table above.
Year-to-date September 30, 2024
•The favorable prior year reserve development included approximately $160 million attributable to accident year 2023, $5 million to accident year 2022, and the remainder to accident years 2021 and prior.
•Our personal auto products incurred about $375 million of favorable loss and loss adjustment expense (LAE) reserve development, with about 60% attributable to the Agency auto business and the balance in the Direct auto business. The favorable development was, in part, due to lower than anticipated severity and frequency in Florida and lower than anticipated property damage severity across the majority of states.
•Our Commercial Lines business experienced about $100 million of unfavorable development primarily driven by higher than anticipated severity in our commercial auto business for California, New York, and Texas.
•Our Property business experienced about $75 million of unfavorable development primarily due to higher LAE costs than anticipated.
Year-to-date September 30, 2023
•The unfavorable prior year reserve development included approximately $929 million attributable to accident year 2022, $108 million to accident year 2021, and the remainder to accident years 2020 and prior.
•Our personal auto products incurred about $866 million of unfavorable loss and LAE reserve development, with the Agency and Direct auto businesses each contributing about half. Over half of the unfavorable development was attributable to higher than anticipated severity in auto property and physical damage coverages, while the remaining unfavorable development was primarily due to increased loss costs in Florida injury and medical coverages and, to a lesser extent, higher than anticipated late reported injury claims; partially offset by lower than expected LAE.
•Our Commercial Lines business experienced about $277 million of unfavorable development, primarily driven by higher than anticipated severity and frequency of late reported injury claims, with about half of the unfavorable development attributable to our transportation network company business.

7. SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries. The amount of overnight reverse repurchase commitments, which are not considered part of the investment portfolio, held by these subsidiaries at September 30, 2024 and 2023, and December 31, 2023, were $89.4 million, $79.7 million, and $68.2 million, respectively. Restricted cash and restricted cash equivalents include collateral held against unpaid deductibles and cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are participants.

Non-cash activity included the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2024	2023
Common share dividends[1]	$58.6	$58.5
Operating lease liabilities[2]	73.6	45.6
1 Declared but unpaid. See Note 9 – Dividends for further discussion.
2 From obtaining right-of-use assets.
In the respective periods, we paid the following:

	Nine Months Ended September 30,
(millions)	2024	2023
Income taxes[1]	$1,985.3	$413.0
Interest	225.9	213.5
Operating lease liabilities	63.4	57.2
1 The increase in income taxes paid was primarily driven by higher profitability during the first nine months of 2024, compared to the same period in the prior year.

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
Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$6,627.8	$870.1	$5,414.0	$335.7	$18,698.9	$2,609.3	$15,481.4	$427.1
Direct	8,180.2	664.5	6,361.8	706.2	22,796.2	2,490.8	18,259.9	810.6
Total Personal Lines[1]	14,808.0	1,534.6	11,775.8	1,041.9	41,495.1	5,100.1	33,741.3	1,237.7
Commercial Lines	2,726.7	308.4	2,486.6	23.0	7,948.6	821.2	7,296.8	147.4
Property	761.8	163.7	631.8	74.6	2,210.5	(277.2)	1,852.8	(164.9)
Other indemnity[2]	0.2	(2.3)	0.1	(3.3)	0.6	(3.2)	0.9	(6.7)
Total underwriting operations	18,296.7	2,004.4	14,894.3	1,136.2	51,654.8	5,640.9	42,891.8	1,213.5
Fees and other revenues[3]	278.1	NA	223.7	NA	774.4	NA	656.6	NA
Service businesses	117.3	(9.4)	81.4	(10.3)	307.8	(25.3)	234.9	(29.7)
Investments[4]	1,026.9	1,019.7	361.2	354.0	2,358.8	2,338.6	1,434.0	1,415.2
Interest expense	NA	(69.9)	NA	(69.7)	NA	(209.1)	NA	(198.7)
Consolidated total	$19,719.0	$2,944.8	$15,560.6	$1,410.2	$55,095.8	$7,745.1	$45,217.3	$2,400.3
NA = Not applicable
1 Personal auto insurance accounted for 95% of the total Personal Lines segment net premiums earned during the three and nine months ended September 30, 2024, and 94% for the same periods in 2023; insurance for our special lines products accounted for the balance of the Personal Lines net premiums earned.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	13.1%	86.9	6.2%	93.8	14.0%	86.0	2.8%	97.2
Direct	8.1	91.9	11.1	88.9	10.9	89.1	4.4	95.6
Total Personal Lines	10.4	89.6	8.8	91.2	12.3	87.7	3.7	96.3
Commercial Lines	11.3	88.7	0.9	99.1	10.3	89.7	2.0	98.0
Property	21.5	78.5	11.8	88.2	(12.5)	112.5	(8.9)	108.9
Total underwriting operations	11.0	89.0	7.6	92.4	10.9	89.1	2.8	97.2
9. DIVIDENDS
Following is a summary of our common and preferred share dividends that were declared and/or paid during the nine months ended September 30, 2024 and 2023:

(millions — except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Common – Annual-Variable Dividends:
December 2023	January 2024	$0.75	$439.3

Common – Quarterly Dividends:
August 2024	October 2024	0.10	58.6
May 2024	July 2024	0.10	58.6
March 2024	April 2024	0.10	58.6
December 2023	January 2024	0.10	58.6
August 2023	October 2023	0.10	58.5
May 2023	July 2023	0.10	58.5
March 2023	April 2023	0.10	58.5
December 2022	January 2023	0.10	58.5

Preferred Dividends:
January 2024[2]	February 2024	15.688377	7.8
August 2023	September 2023	20.67700	10.3
May 2023	June 2023	18.92463	9.5
December 2022	March 2023	26.875	13.4
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

10. OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at June 30, 2024	$(2,179.6)	$463.8	$(1,715.8)	$(1,700.9)	$(13.8)	$(1.1)
Other comprehensive income (loss) before reclassifications:
Investment securities	2,012.9	(422.7)	1,590.2	1,590.2	0	0
Foreign currency translation adjustment	0.1	0	0.1	0	0	0.1
Total other comprehensive income (loss) before reclassifications	2,013.0	(422.7)	1,590.3	1,590.2	0	0.1
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	36.7	(7.7)	29.0	29.0	0	0
Interest expense	(0.1)	0	(0.1)	0	(0.1)	0
Total reclassification adjustment for amounts realized in net income	36.6	(7.7)	28.9	29.0	(0.1)	0
Total other comprehensive income (loss)	1,976.4	(415.0)	1,561.4	1,561.2	0.1	0.1
Balance at September 30, 2024	$(203.2)	$48.8	$(154.4)	$(139.7)	$(13.7)	$(1.0)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at June 30, 2023	$(3,369.6)	$715.6	$(2,654.0)	$(2,638.7)	$(14.3)	$(1.0)
Other comprehensive income (loss) before reclassifications:
Investment securities	(547.4)	114.9	(432.5)	(432.5)	0	0
Foreign currency translation adjustment	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	(547.4)	114.9	(432.5)	(432.5)	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(55.6)	11.7	(43.9)	(43.9)	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	(55.8)	11.7	(44.1)	(43.9)	(0.2)	0
Total other comprehensive income (loss)	(491.6)	103.2	(388.4)	(388.6)	0.2	0
Balance at September 30, 2023	$(3,861.2)	$818.8	$(3,042.4)	$(3,027.3)	$(14.1)	$(1.0)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2023	$(2,052.9)	$437.2	$(1,615.7)	$(1,600.8)	$(14.0)	$(0.9)
Other comprehensive income (loss) before reclassifications:
Investment securities	1,514.2	(317.8)	1,196.4	1,196.4	0	0
Foreign currency translation adjustment	(0.2)	0.1	(0.1)	0	0	(0.1)
Total other comprehensive income (loss) before reclassifications	1,514.0	(317.7)	1,196.3	1,196.4	0	(0.1)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(335.3)	70.6	(264.7)	(264.7)	0	0
Interest expense	(0.4)	0.1	(0.3)	0	(0.3)	0
Total reclassification adjustment for amounts realized in net income	(335.7)	70.7	(265.0)	(264.7)	(0.3)	0
Total other comprehensive income (loss)	1,849.7	(388.4)	1,461.3	1,461.1	0.3	(0.1)
Balance at September 30, 2024	$(203.2)	$48.8	$(154.4)	$(139.7)	$(13.7)	$(1.0)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2022	$(3,556.9)	$754.9	$(2,802.0)	$(2,786.3)	$(14.5)	$(1.2)
Other comprehensive income (loss) before reclassifications:
Investment securities	(493.3)	103.5	(389.8)	(389.8)	0	0
Foreign currency translation adjustment	0.3	(0.1)	0.2	0	0	0.2
Total other comprehensive income (loss) before reclassifications	(493.0)	103.4	(389.6)	(389.8)	0	0.2
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(188.3)	39.5	(148.8)	(148.8)	0	0
Interest expense	(0.4)	0	(0.4)	0	(0.4)	0
Total reclassification adjustment for amounts realized in net income	(188.7)	39.5	(149.2)	(148.8)	(0.4)	0
Total other comprehensive income (loss)	(304.3)	63.9	(240.4)	(241.0)	0.4	0.2
Balance at September 30, 2023	$(3,861.2)	$818.8	$(3,042.4)	$(3,027.3)	$(14.1)	$(1.0)
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
As of September 30, 2024, lawsuits have been certified or conditionally certified as class/collective actions in cases alleging: we improperly value total loss claims in Alabama, Colorado, Georgia, Indiana, New York, Ohio, Pennsylvania, and South Carolina; we improperly fail to pay fees and taxes associated with total losses in Michigan; we improperly calculate basic economic loss as it relates to wage loss coverage in New York; we improperly fail to timely process and pay personal injury protection claims in Texas; we improperly reduce or deny first-party medical benefits in Arkansas; we failed, based on a vendor data security incident, to properly secure and safeguard personally identifiable information; and that certain of our compensation practices are improper. Other insurance companies face many of these same issues.
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
Lawsuits arising from insurance policies and operations, including but not limited to allegations involving claims adjustment and vehicle valuation, may be filed contemporaneously in multiple states. As of September 30, 2024, we are named as defendants in class action lawsuits pending in multiple states alleging that we improperly value total loss vehicle physical damage claims through the application of a negotiation adjustment in calculating such valuations, which includes eight states in which classes have been certified, as noted above, and lawsuits styled as putative class actions pending in additional states. These lawsuits, which were filed at different times by different plaintiffs, feature certain similar claims and also include different allegations and are subject to various state laws. While we believe we have meritorious defenses and we are vigorously contesting these lawsuits, an unfavorable result in, or a settlement of, a significant number of these lawsuits could, in aggregation, have a material adverse effect on our financial condition, cash flows, and/or results of operations. Based on information known at September 30, 2024, and except as to any settlements and accruals as described below, we determined that losses from these lawsuits are reasonably possible but neither probable nor reasonably estimable.
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at September 30, 2024 and 2023, or December 31, 2023, and there were no material settlements during 2023 or the first nine months of 2024. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2023 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2023 Annual Report to Shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
I. OVERVIEW
During the third quarter 2024, The Progressive Corporation’s insurance subsidiaries recognized strong growth in both premiums and policies in force, compared to the same period last year, and generated an underwriting profit of 11.0 points, which was 3.4 points better than the third quarter last year and better than our 4% companywide calendar-year underwriting profit target.
Net premiums written and earned increased 25% and 23%, respectively, during the third quarter 2024, compared to the same period last year, on a companywide basis. For the quarter, we generated $19.5 billion of net premiums written, which was an increase of $3.9 billion, compared to the third quarter 2023. All operating segments grew on a quarter-over-prior-year quarter basis. The significant net premiums written growth of 29% in our Personal Lines business reflects new application growth generated from increased advertising spend and lifting the non-rate actions we put in place last year to slow growth to manage underwriting profitability, as discussed below, as well as rate increases taken during 2023.
On a companywide basis, we ended the third quarter 2024 with 33.9 million policies in force, which was 14% greater than the same period last year. Policies in force grew by 1.6 million during the third quarter 2024 and by nearly 4.2 million since year end 2023, with our personal auto products contributing about 80% of the increase for both periods. The policies in force growth reflected significant personal auto new business application growth, compared to the third quarter last year. During the third quarter 2024, we continued to increase our advertising spend, unwind non-rate restrictions, and work closely with our independent agents to leverage our agent compensation program to reward writing profitable business as we remained focused on driving growth. We also continued to focus on delivering competitive rates to consumers. During the third quarter 2024, we increased personal auto rates less than 1% in the aggregate and had nine personal auto states with small rate decreases during the third quarter.
We reported a companywide combined ratio of 89.0, which was 3.4 points better than the third quarter last year. All of our operating segments were profitable during the third quarter, with each reporting underwriting profitability of greater than 10%.
Several factors contributed to the significant year-over-year improvement in our underwriting profit. First, the average earned premium per policy was higher in our vehicle businesses than the prior year third quarter, primarily due to the rate increases we took during 2023 to meet our companywide profitability target.
In addition to rate increases, on a year-over-year basis for the third quarter, our incurred personal auto accident frequency decreased 5% and severity trends remained relatively stable, with a 1% increase over the prior year. Also contributing to the profitability improvement was favorable prior accident years reserve development of 0.7 points in the third quarter 2024, compared to unfavorable development in the third quarter last year of 0.2 points.
Our companywide catastrophe losses were 4.0 points, compared to 3.2 points for the third quarter last year. Hurricane Helene, which made landfall as a category 4 storm late in the third quarter 2024, accounted for 3.1 loss ratio points on a companywide basis. During the third quarter 2024, companywide profitability benefited from favorable development of 1.2 points on current year storms that occurred during the first half of 2024.
Subsequent to the end of the third quarter, on October 9, 2024, Hurricane Milton made landfall, as a category 3 hurricane, in Southwest Florida and continued its path through Central Florida, before exiting the state as a category 1 storm. As of October 31, 2024, we estimated that our Property business will incur losses and allocated loss adjustment expenses (ALAE), net of reinsurance, of about $140 million. For our vehicle business (including special lines), we estimate combined losses of about $600 million for Hurricanes Helene and Milton. We based these estimates on very early claims reporting information, our experience with severity and reporting patterns from many past storms, third-party models, and several assumptions, including mix of claims. Reporting patterns, mix, and other assumptions (including those related to salvage) will likely differ from our expectations.
To assist our customers impacted by Hurricanes Helene and Milton, we deployed over 2,300 claim representatives and independent adjusters. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide high-quality claims service to our customers.
Partially offsetting the impact the improved loss ratio had on profitability, was a 4.8 point increase in our expense ratio over the third quarter 2023, primarily driven by increased advertising expense. During the third quarter 2024, on a quarter-over-prior-year quarter basis, our advertising spend increased nearly 400%, bringing our year-to-date advertising costs to $2.8 billion. We will continue to advertise to maximize growth as long as the advertising spend is efficient and we remain on track to achieve our target profitability.

For the third quarter 2024, the year-over-year increase in underwriting profitability was the primary contributor to the $1.2 billion increase in net income. The remainder of the increase reflected an increase in recurring investment income and net realized gains during the third quarter 2024, compared to net realized losses in the same period last year. During the third quarter 2024, pretax recurring investment income increased 45%, primarily due to investing new cash from operations and proceeds from maturing bonds in higher coupon rate securities.
Comprehensive income increased $3.2 billion over the third quarter last year. In addition to the increase in net income, during the third quarter 2024, the net unrealized losses on our fixed-maturity securities decreased $1.6 billion, compared to an increase in net unrealized losses of $0.4 billion for the same period last year. The change in the unrealized losses we recognized during both periods were primarily driven by the then-current economic environment.
At September 30, 2024, total capital (debt plus shareholders’ equity) was $34.1 billion, which was an increase of $6.9 billion from year-end 2023. During the first nine months of 2024, we earned $7.6 billion of comprehensive income, which was in part offset by the $0.5 billion redemption of all of our outstanding Serial Preferred Shares, Series B, during the first quarter, as discussed in further detail in Financial Condition below.
A. Insurance Operations
During the third quarter 2024, our Personal Lines, Commercial Lines, and Property businesses generated an underwriting profit margin of 10.4%, 11.3%, and 21.5%, respectively. During the third quarter 2024, we recognized 4.0 points of catastrophe losses on a companywide basis, with 3.1 points due to losses from Hurricane Helene. Our Property business incurred 21.2 points of catastrophe losses due to Helene. However, during the third quarter, we recognized 29.7 points of favorable development on current-year storms that occurred prior to the third quarter 2024, which substantially offset the catastrophe losses in our Property business during the quarter. Just over 75% of this favorable development related to May 2024 storms.
Personal Lines is comprised of both our personal auto and special lines products, with the latter typically having higher losses during the warmer weather months, due to the seasonal nature of these products (e.g., motorcycles, boats, and RVs). Our special lines products experienced an underwriting loss during the third quarter 2024, primarily due to catastrophe losses impacting these products along with standard seasonality. In total, the special lines products contributed nearly 2 points of an unfavorable impact to our total Personal Lines combined ratio during the third quarter 2024.
During the quarter, our vehicle businesses’ profitability benefited from higher average earned premium per policy, lower incurred loss frequency trends, and favorable prior accident years reserve development. As a result of the rate actions we took during 2023 to help achieve our target profit margin, we currently believe that, in most states, we are adequately priced in our personal auto and core commercial auto (which exclude our transportation network company (TNC) business, business owners’ policy (BOP), and Progressive Fleet & Specialty (previously referred to as Protective Insurance)) products. As a result of the rate increases previously taken, during the third quarter 2024, we continued to experience underwriting profitability in our TNC business. In our Property business, during the third quarter 2024, we increased rates about 6% countrywide, in the aggregate, which brings our year-to-date rate increases to about 16% and an aggregate increase of about 20% on a trailing 12-month basis.
We will continue to monitor the factors that could impact our loss costs for both our vehicle and Property businesses, which may include new and used car prices, miles driven, driving patterns, loss severity, weather events, building materials, construction costs, inflation, and other components, on a state-by-state basis. Aggregate vehicle rate changes year to date have been modest, relative to the prior two years, and we expect rates to stay stable in the fourth quarter 2024.
Throughout the third quarter 2024, we continued to lift the temporary non-rate actions implemented last year in our vehicle businesses, as our focus shifted from achieving our target profit margin to driving growth, delivering competitive rates to consumers, and providing an exceptional customer experience to our policyholders.
For the third quarter 2024, all segments generated strong net premiums written growth. Personal Lines premiums written grew 29%, with the Agency and Direct distribution channels growing 26% and 31%, respectively. Commercial Lines net premiums written grew 7%. In our Property business, net premiums written grew 9%. Changes in net premiums written are a function of new business applications (i.e., policies sold), business mix, premium per policy, and retention.
In the third quarter 2024, we experienced a significant increase in Personal Lines new business applications, primarily reflecting increased advertising spend, the reversal of the non-rate restrictions, and our efforts to get back into the independent agents’ quote flows. New personal auto applications increased 110% for the third quarter 2024, compared to a decrease of 20% in the third quarter last year.
New applications in our core commercial auto business increased 11% during the third quarter 2024, compared to the same period last year, primarily due to an increase in quote volume in our business auto and contractor business market targets (BMT) and improved conversion in all of our BMTs, other than for-hire transportation, as discussed below. Excluding the impact of the for-hire transportation BMT, which had a year-over-year decrease in new applications, our core commercial auto new application growth would have been 17% during the third quarter 2024. The for-hire transportation BMT continues to be adversely impacted by challenging freight market conditions that have caused a decline in the active number of motor carriers in this BMT.
New applications in the Property business were up 42% over the third quarter last year, driven by significant growth in our renters policies. In addition, we continued to focus on growing new business in less volatile weather states, home and auto bundles, and lower-risk properties, such as new construction or homes with newer roofs, in regions where our appetite to write new business is limited. Compared to the end of the third quarter last year, policies in force grew about 19% in the less volatile weather states and decreased about 9% in the coastal and hail-prone states.
During the third quarter 2024, on a year-over-year basis, average written premium per policy grew 5% in personal auto and 2% in core commercial auto, and was down 9% in Property. The growth in personal auto and commercial auto primarily reflected rate increases taken throughout 2023. The rate increases taken in commercial auto were, in part, offset by a shift in the mix of business, primarily driven by decreased demand in our for-hire transportation BMT. The decrease in Property average written premium per policy reflected a shift in the mix of business as we continued to focus on growing in less volatile weather states. We are also seeing a mix shift towards more renters policies, which have lower average written premiums. These mix shifts in our Property business were partially offset by rate increases taken over the last 12 months and higher premium coverages reflecting increased property values. Given that our commercial auto and Property policies are predominately written for 12-month terms, rate actions take longer to earn in for these products.
We believe a key element in improving the accuracy of our rating is Snapshot®, our usage-based insurance offering for our personal auto product. During the third quarter 2024, compared to the same period last year, the adoption rates for consumers enrolling in the program increased slightly in Agency auto, following significant decreases in the first and second quarters of 2024, and increased 10% in Direct auto. The increase in the Agency auto adoption rate reflected a shift in the mix of agencies through which we wrote new business, as we continued to relax restrictions on new business and get back into the independent agents’ quote flows. The increase in the Direct auto adoption rate primarily reflected enhancements in the Direct quoting process, in addition to the continued rollout of our newest Snapshot model. Snapshot is available in all states, other than California, and our latest segmentation model was available in states that represented about 70% of our countrywide personal auto premium at September 30, 2024. We continue to invest in our mobile application, with mobile devices being chosen for Snapshot monitoring for the majority of new enrollments.
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
We evaluate total personal auto retention using a trailing 12-month and a trailing 3-month policy life expectancy. Although the latter can reflect more volatility and is more sensitive to seasonality, this measure is more responsive to current experience and may be an indicator for the future trend of our 12-month measure. As of the end of the third quarter 2024, our trailing 12-month total personal auto policy life expectancy was flat, compared to last year. The Agency channel trailing 12-month measure was up 8%, while the Direct channel was down 6%. Our total personal auto trailing 3-month policy life expectancy was down 6% at the end of the third quarter 2024, due to rate and non-rate actions put in place throughout 2023, compared to the 35% increase experienced in the same period last year, which we believe reflected competitor rate increases in the prior year.
At the end of the third quarter 2024, our trailing 12-month policy life expectancy increased 1% in special lines and decreased 20% in Commercial Lines and 6% in Property, compared to the same period last year. The decrease in Commercial Lines policy life expectancy was in all BMTs, and reflected rate and non-rate actions taken in 2023 to achieve our target profitability, as well as the continued decrease in demand in the for-hire transportation BMT.
B. Investments
The fair value of our investment portfolio was $79.4 billion at September 30, 2024, compared to $66.0 billion at December 31, 2023. The increase from year-end 2023 primarily reflected cash flows from insurance operations and positive investment returns, partially offset by the redemption of all of our outstanding Serial Preferred Shares, Series B, and the payment of our annual variable common share dividend.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At September 30, 2024 and December 31, 2023, 6% and 7%,

respectively, of our portfolio was allocated to Group I securities with the remainder to Group II securities.
Our recurring investment income generated a pretax book yield of 4.0% for the third quarter 2024, compared to 3.3% for the same period in 2023. The increase from prior year primarily reflected investing new cash from operations, and proceeds from maturing bonds, in higher coupon rate securities. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 4.0% and (0.2)% for the third quarter 2024 and 2023, respectively. Our fixed-income and common stock portfolios had FTE total returns of 3.9% and 5.8%, respectively, for the third quarter 2024, compared to (0.1)% and (3.1)%, respectively, last year. The increase in the fixed-income portfolio FTE total return, compared to last year, primarily reflected movements in Treasury yields year-over-year. The increase in the common stock portfolio total return reflected general market conditions in the respective periods.
At September 30, 2024 and 2023, and December 31, 2023, the fixed-income portfolio had a weighted average credit quality of AA-. At September 30, 2024, the fixed-income portfolio duration was 3.3 years, compared to 2.9 years at September 30, 2023, and 3.0 years at December 31, 2023. During 2024, our duration was increased to take advantage of higher yields in the market.
At September 30, 2024, we continued to maintain a relatively conservative investment portfolio with a greater allocation to cash and treasuries. We believe that this portfolio allocation, coupled with a lack of maturities of our outstanding debt until 2027, positions us well to benefit from the current interest rate environment. We also believe that we are in a very strong position to face the current dynamic investment marketplace as we move into the fourth quarter of 2024.
II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. As primarily an auto insurer, our claims liabilities generally have a short-term duration.
Operations generated positive cash flows of $12.1 billion and $8.2 billion for the nine months ended September 30, 2024 and 2023, respectively. The increase in operating cash flow for the first nine months of 2024, compared to 2023, was primarily driven by the growth in profit from our underwriting operations. We believe cash flows will remain positive in the reasonably foreseeable future and do not expect we will need to raise capital to support our operations in that timeframe, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
As of September 30, 2024, we held $45.2 billion in short-term investments and U.S. Treasury securities, which represented nearly 60% of our total portfolio. Based on our portfolio allocation and investment strategies, we believe that we have sufficient readily available marketable securities to cover our claims payments and short-term obligations in the event our cash flows from operations were to be negative. See Item 1A, Risk Factors in our Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2023, for a discussion of certain matters that may affect our portfolio and capital position.
Our total capital (debt plus shareholders’ equity) was $34.1 billion, based on book value, at September 30, 2024, compared to $24.3 billion at September 30, 2023, and $27.2 billion at December 31, 2023. The increase from year end 2023, primarily reflected the comprehensive income recognized during the first nine months of 2024, partially offset by the redemption of all of the outstanding Serial Preferred Shares, Series B. During the first quarter 2024, we redeemed all of the outstanding Serial Preferred Shares, Series B, at the stated amount of $1,000 per share, for an aggregate payout of $507.8 million, including accrued and unpaid dividends to, but excluding, February 22, 2024, which was the redemption date. Our debt-to-total capital ratio was 20.2% at September 30, 2024, 28.4% at September 30, 2023, and 25.4% at December 31, 2023.
Our financial policies include a goal of maintaining debt below 30% of total capital at book value. While we are well below that target at September 30, 2024, we recognize that various factors, including rising interest rates, widening credit spreads, declines in the equity markets, or erosion in operating results, may result in that ratio exceeding 30% at times. In such a situation, we may choose to remain above 30% for some time, dependent upon market conditions and the capital needs of our operating businesses. We will continue to monitor this ratio, market conditions, and our capital needs going forward.
None of the covenants on our outstanding debt securities include rating or credit triggers that would require an adjustment of interest rates or an acceleration of principal payments in the event that our debt securities are downgraded by a rating agency. During the second quarter 2024, we renewed the unsecured discretionary line of credit (the Line of Credit) with PNC Bank, National Association, in the maximum principal amount of $300 million. We did not engage in short-term borrowings, including any borrowings under our Line of Credit, to fund our operations or for liquidity purposes during the reported periods.

During the first nine months of 2024, we returned capital to shareholders primarily through common share dividends and common share repurchases. Our Board of Directors declared a $0.10 per common share dividend in each of the first three quarters of 2024. These dividends, which were each $58.6 million in the aggregate, were paid in April 2024, July 2024, and October 2024. In January 2024, we also paid a common share dividend declared in the fourth quarter 2023, in the aggregate amount of $497.9 million, or $0.85 per share (see Note 9 – Dividends for further discussion).
Consistent with our financial policies, we repurchase common shares to neutralize dilution from equity-based compensation granted during the year and opportunistically when we believe our shares are trading below our determination of long-term fair value. During the first nine months of 2024, we repurchased 0.7 million common shares, at a total cost of $133.8 million, including 0.4 million shares in the third quarter 2024, both in the open market and to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our overall capital position, the capital strength of our subsidiaries, and potential capital needs of our business.
At September 30, 2024, we had $4.1 billion in a consolidated, non-insurance subsidiary of the holding company that can be used to fund corporate obligations and provide additional capital to the insurance subsidiaries to fund potential future growth and other opportunities. As of September 30, 2024, our estimated consolidated statutory surplus was $27.2 billion.
During the first nine months of 2024, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2023 Annual Report to Shareholders. During the second quarter
2024, we increased our noncancellable purchase obligation commitments for reinsurance, primarily related to the renewal of our catastrophe excess of loss per occurrence reinsurance program. At September 30, 2024, our total commitments related to reinsurance contracts were $203.8 million, which is net of payments made during the third quarter. There have not been any other material changes in off-balance-sheet leverage, which includes purchase obligations, from those discussed in our 2023 Annual Report to Shareholders.

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
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Personal Lines
Agency	37%	36%	36%	36%
Direct	47	45	45	42
Total Personal Lines[1]	84	81	81	78
Commercial Lines	12	14	15	17
Property	4	5	4	5
Total underwriting operations	100%	100%	100%	100%
1 Personal auto products accounted for 95% and 94% of the total Personal Lines segment net premiums written during the three and nine months ended September 30, 2024, and 94% during the three and nine months ended September 30, 2023; our special lines products accounted for the balance.
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
While our personal auto policies primarily have 6-month terms, we write 12-month auto policies in our Platinum agencies to promote bundled auto and home growth. At September 30, 2024 and 2023, 13% and 14%, respectively, of our Agency auto policies in force were 12-month policies. To the extent our Agency application mix of annual policies changes, the shift in policy term could impact our written premium mix in the Agency channel as
12-month policies have about twice the amount of net premiums written compared to 6-month policies. Our special lines products are written for 12-month terms.
Our Commercial Lines business writes auto-related liability and physical damage insurance, business-related general liability and property insurance predominately for small businesses, and workers’ compensation insurance primarily for the transportation industry. Within our Commercial Lines business, our core commercial auto business operates in the following five traditional business market targets (BMT):
•for-hire specialty;
•for-hire transportation;
•tow;
•contractor; and
•business auto.
In addition to the core commercial auto business, Commercial Lines writes coverage for TNC businesses and large fleet motor carriers.
At September 30, 2024, about 90% of Commercial Lines policies in force had 12-month terms. The majority of our Commercial Lines business is written through the independent agency channel although we continue to focus on growing our direct business. To serve our direct channel customers, we continue to expand our product offerings, including adding states where we can offer our BOP product, as well as adding these product offerings to our digital platform that allows direct small business consumers to obtain quotes for our products and products offered from a select group of unaffiliated carriers (BusinessQuote Explorer®). Our core commercial auto business written through the direct channel represented 11% and 10% of our total core commercial auto premiums written for the nine months ended September 30, 2024 and 2023, respectively.
Our Property business writes residential property insurance for homeowners, other property owners, and renters, and umbrella insurance. About three-fourths of our Property business premiums written for the nine months ended September 30, 2024 and 2023, was generated through the independent agency channel, with the balance in the direct channel. All of our Property policies have 12-month terms.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$870.1	13.1%	$335.7	6.2%	$2,609.3	14.0%	$427.1	2.8%
Direct	664.5	8.1	706.2	11.1	2,490.8	10.9	810.6	4.4
Total Personal Lines	1,534.6	10.4	1,041.9	8.8	5,100.1	12.3	1,237.7	3.7
Commercial Lines	308.4	11.3	23.0	0.9	821.2	10.3	147.4	2.0
Property	163.7	21.5	74.6	11.8	(277.2)	(12.5)	(164.9)	(8.9)
Other indemnity[1]	(2.3)	NM	(3.3)	NM	(3.2)	NM	(6.7)	NM
Total underwriting operations	$2,004.4	11.0%	$1,136.2	7.6%	$5,640.9	10.9%	$1,213.5	2.8%
1 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
Several factors contributed to the significant increase in underwriting profit for the three and nine months ended September 30, 2024, compared to the same periods in 2023. As a result of the rate increases we took throughout 2023, our personal and core commercial auto average written premium per policy were up 5% and 2%, respectively, for the third quarter 2024, and up 10% and 7% for the first nine months of 2024. Despite taking a countrywide aggregate rate increase of about 20% on a trailing 12-month basis in our Property business, average written premium per policy decreased 9% and 4%, for the third quarter and first nine months of 2024, respectively. The decreases in our Property average written premium were primarily attributable to the decline in homeowner policies in force in volatile states, which have higher average premiums, and a shift in the mix to more renters policies, which have lower average premiums.
On a year-over-year basis for the third quarter and first nine months of 2024, our incurred personal auto accident frequency was down 5% and 7%, respectively, compared to the same periods last year. Severity was relatively flat for the third quarter and first nine months of 2024, compared to the prior year periods when personal auto incurred severity was up 5% and 9%, respectively. With personal auto severity trends stabilizing, our loss costs have been less volatile during 2024.
In addition, we experienced favorable prior accident year reserve development year to date in 2024, compared to unfavorable prior year development for the same period last year. During the third quarter and first nine months of 2024, we recognized 0.7 points and 0.4 points, respectively, of favorable prior accident years development, compared to unfavorable development of 0.2 points and 2.7 points during the same periods last year.
In our Property business, during the third quarter 2024, we had catastrophe losses of 7.5 points, compared to 17.5 points in the same period last year. During the quarter, our Property business incurred 21.2 loss ratio points from Hurricane Helene, which was more than offset by favorable development of 29.7 loss ratio points on current year catastrophe losses that occurred prior to the third quarter, with just over three-fourths related to development on storms occurring in May 2024.
During the third quarter 2024, our companywide expense ratio increased 4.8 points, compared to the same period last year, primarily due to a nearly 400% increase in advertising spend during the quarter, bringing our year-to-date advertising spend to $2.8 billion. We increased our media spend to maximize growth and will continue to do so as long as we remain on track to achieve our target profitability and can acquire customers at or below our target acquisition cost.
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

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Performance[1]	2024	2023	Change	2024	2023	Change
Personal Lines – Agency
Loss & loss adjustment expense ratio	67.9	75.8	(7.9)	67.6	79.0	(11.4)
Underwriting expense ratio	19.0	18.0	1.0	18.4	18.2	0.2
Combined ratio	86.9	93.8	(6.9)	86.0	97.2	(11.2)
Personal Lines – Direct
Loss & loss adjustment expense ratio	69.9	77.0	(7.1)	69.7	80.5	(10.8)
Underwriting expense ratio	22.0	11.9	10.1	19.4	15.1	4.3
Combined ratio	91.9	88.9	3.0	89.1	95.6	(6.5)
Total Personal Lines
Loss & loss adjustment expense ratio	68.9	76.5	(7.6)	68.8	79.8	(11.0)
Underwriting expense ratio	20.7	14.7	6.0	18.9	16.5	2.4
Combined ratio	89.6	91.2	(1.6)	87.7	96.3	(8.6)
Commercial Lines
Loss & loss adjustment expense ratio	69.3	79.7	(10.4)	70.4	77.8	(7.4)
Underwriting expense ratio	19.4	19.4	0	19.3	20.2	(0.9)
Combined ratio	88.7	99.1	(10.4)	89.7	98.0	(8.3)
Property
Loss & loss adjustment expense ratio	48.6	58.8	(10.2)	83.3	79.9	3.4
Underwriting expense ratio	29.9	29.4	0.5	29.2	29.0	0.2
Combined ratio	78.5	88.2	(9.7)	112.5	108.9	3.6
Total Underwriting Operations
Loss & loss adjustment expense ratio	68.1	76.3	(8.2)	69.7	79.5	(9.8)
Underwriting expense ratio	20.9	16.1	4.8	19.4	17.7	1.7
Combined ratio	89.0	92.4	(3.4)	89.1	97.2	(8.1)
Accident year – Loss & loss adjustment expense ratio[2]	68.8	76.1	(7.3)	70.1	76.8	(6.7)
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

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2024	2023	2024	2023
Change in net loss and LAE reserves	$1,425.3	$947.2	$3,915.3	$3,836.0
Paid losses and LAE	11,085.0	10,440.7	32,161.9	30,346.0
Total incurred losses and LAE	$12,510.3	$11,387.9	$36,077.2	$34,182.0
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
Our total loss and LAE ratio decreased 8.2 points for the third quarter 2024, compared to the same period last year, and 9.8 points on a year-to-date basis, primarily due to a decrease in loss frequency, relatively flat personal auto severity, higher vehicle premium per policy, and favorable prior accident years reserve development in 2024, compared to unfavorable development for the same periods last year. On an accident year basis, our loss and LAE ratio was 7.3 points and 6.7 points lower for the three and nine months ended September 30, 2024, respectively, compared to the same periods last year.
The following table shows our consolidated catastrophe losses and related combined ratio point impact, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
($ in millions)	$	Point[1]	$	Point[1]	$	Point[1]	$	Point[1]
Personal Lines	$641.4	4.3	$347.5	3.0	$1,528.4	3.7	$1,030.3	3.1
Commercial Lines	33.8	1.2	12.5	0.5	68.6	0.9	34.9	0.5
Property	57.0	7.5	110.8	17.5	751.0	34.0	671.1	36.2
Total net catastrophe losses incurred	$732.2	4.0	$470.8	3.2	$2,348.0	4.5	$1,736.3	4.0
1 Represents catastrophe losses incurred during the period, including the impact of reinsurance, as a percent of net premiums earned for each segment.
In the third quarter 2024, we incurred $563 million of catastrophe losses, or 3.1 loss ratio points, on a companywide basis, as a result of Hurricane Helene, which primarily impacted the Southeastern United States. About half of the losses from Helene were in our auto businesses, with the remaining losses split almost equally between our Property business and our special lines products. In our boat product, which accounted for about 60% of the special lines losses, we continue to mitigate our hurricane/coastal exposure with underwriting restrictions limiting the insured value and length of boats compared to non-hurricane exposed areas, and increased deductibles for named storms.
No amounts were ceded related to Hurricane Helene, as our incurred Property losses and allocated loss adjustment expenses (ALAE) did not exceed our retention threshold under either the Florida Hurricane Catastrophe Fund or our occurrence excess of loss reinsurance program.
During the third quarter 2024, our Property business recognized $226.5 million, or 29.7 points on our Property loss ratio, of favorable loss development on current-year storms that occurred prior to the third quarter, with just over 75% of this favorable development related to May 2024 catastrophic weather events.
On October 9, 2024, Hurricane Milton made landfall, as a category 3 hurricane, in Southwest Florida and continued its path through Central Florida, before exiting the state as a category 1 storm. As of October 31, 2024, we estimated that our Property business will incur losses and ALAE of about $140 million, net of Florida Hurricane Catastrophe Fund reinsurance. On a gross basis, prior to giving effect to reinsurance, we estimate our Property catastrophe losses and ALAE from Hurricane Milton will be about $200 million.
Since Hurricanes Helene and Milton happened within two weeks of each other and damaged many of the same vehicles (including our special lines products), we decided to report our estimate of losses in total for both storms. As of October 31, 2024, we estimated that our vehicle businesses will incur combined losses of approximately $600 million from Hurricanes Helene and Milton, which includes the $401 million incurred in the third quarter 2024.

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
We evaluate our reinsurance programs during the renewal process, if not more frequently, to ensure our programs continue to effectively address the company’s risk tolerance. During the second quarter 2024, we entered into new reinsurance contracts under our per occurrence excess of loss program for our Property business. The reinsurance program has a retention threshold for losses and ALAE from a single catastrophic event of $200 million. In general, our program includes coverage for $2.0 billion in losses and ALAE with additional substantial coverage for a second or third hurricane. When including the Florida Hurricane Catastrophe Fund that is specific to Florida, this coverage reaches an estimated $2.3 billion.
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
As of the end of the third quarter 2024, we estimate that, based on the particular contract, we were about $100 million to $145 million below the annual retention thresholds under the first coverage layer of our 2024 catastrophe aggregate excess of loss program. Once the retention thresholds are exceeded, we have reinsurance coverage up to $85 million for non-named storm property catastrophe losses, under our first layer of coverage, with $100 million of additional coverage available under a second layer that also covers named storms to a certain extent.
While the total coverage limit and per-event retention will evolve to fit the growth of our business, we expect to remain a consistent purchaser of reinsurance coverage. While the availability of reinsurance is subject to many forces outside of our control, the types of reinsurance that we elected to purchase during 2024 were readily available and competitively priced. On a year-over-year basis, we did not incur a material change in the aggregate costs of our reinsurance programs. See Item 1A, Risk Factors in our 2023 Form 10-K filed with the U.S. Securities and Exchange Commission, for the year ended December 31, 2023, for a discussion of certain risks related to catastrophe events and the potential impact of climate change. See Item 1, Business – Reinsurance on Form 10-K for a discussion of our various reinsurance programs.
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
On a calendar-year basis, the change in total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) over the prior-year period, was as follows:

	Quarter	Year-to-date
Coverage Type	2024	2024
Bodily injury	7%	5%
Collision	(2)	(2)
Personal injury protection	(3)	(1)
Property damage	(3)	(1)
Total	1	1
To address inherent seasonality trends and lessen the effects of month-to-month variability in the commercial auto products, we use a trailing 12-month period in assessing severity. Through the third quarter 2024, our core commercial auto products’ incurred severity increased 7%, compared to the same period last year. Since the loss patterns in the non-core commercial auto businesses are not indicative of our other commercial auto products, disclosing severity and frequency trends excluding those businesses is more representative of our overall experience for the majority of our commercial products.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.

The change in total personal auto incurred frequency, on a calendar-year basis, over the prior-year period, was as follows:

	Quarter	Year-to-date
Coverage Type	2024	2024
Bodily injury	(1)%	(5)%
Collision	(7)	(10)
Personal injury protection	(4)	(7)
Property damage	(4)	(6)
Total	(5)	(7)
The year-over-year decrease in frequency, in part, reflects a shift in the mix of business to a more preferred tier of customers, in part driven by the underwriting actions taken to reduce new business during 2023.

On a trailing 12-month basis, our core commercial auto products’ incurred frequency decreased 7% during the third quarter 2024, compared to the same period last year.
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
The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2024		2023		2024		2023
Actuarial Adjustments
Reserve decrease (increase)
Prior accident years	$(112.9)		$(133.0)		$(231.4)		$(339.6)
Current accident year	399.6		3.6		415.5		(420.7)
Calendar-year actuarial adjustments	$286.7		$(129.4)		$184.1		$(760.3)
Prior Accident Years Development
Favorable (unfavorable)
Actuarial adjustments	$(112.9)		$(133.0)		$(231.4)		$(339.6)
All other development	249.8		96.5		430.8		(807.4)
Total development	$136.9		$(36.5)		$199.4		$(1,147.0)
(Increase) decrease to calendar-year combined ratio	0.7	pts.	(0.2)	pts.	0.4	pts.	(2.7)	pts.
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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date the reserves are initially established until losses are fully developed. Our ability to meet this objective is impacted by many factors, such as changes in case law and storms occurring close to quarter end.

As reflected in the table above, we experienced slightly favorable prior accident years development during the first nine months of 2024, compared to unfavorable prior accident years development for the same period last year. The favorable development during the first nine months of 2024 was, in part, due to lower than anticipated personal auto frequency and severity in Florida and lower than anticipated property damage severity across the majority of states. This was partially offset by higher than anticipated severity in core commercial auto for California, New York, and Texas. As included in the catastrophe discussion above, during the third quarter 2024, our Property business recognized $226.5 million of favorable loss development on current-year catastrophe events, which is reflected as part of the current accident year actuarial adjustments in the table above.
About 75% of the $1.1 billion of unfavorable development for the first nine months of 2023 was in our personal auto products, primarily driven by higher than anticipated severity on auto property and physical damage coverages, and anticipated increased loss costs related to the impact of the legislation enacted in March 2023 in Florida that resulted in a significant number of lawsuits being filed prior to its effective date.
See Note 6 – Loss and Loss Adjustment Expense Reserves, for a more detailed discussion of our prior accident years reserve development and Critical Accounting Policies in our 2023 Annual Report to Shareholders for discussion of the application of estimates and assumptions in the establishment of our loss reserves.
Underwriting Expenses
Underwriting expenses include policy acquisition costs and other underwriting expenses. The underwriting expense ratio is our underwriting expenses, net of certain fees and other revenues, expressed as a percentage of net premiums earned. For the third quarter 2024, our underwriting expense ratio was up 4.8 points, compared to the same period last year, and up 1.7 points on a year-to-date basis. Both increases were primarily driven by increases in our advertising spend, partially offset by growth in net premiums earned. In total, our companywide advertising spend increased 394%, or 5.0 points, in the third quarter 2024, and 109%, or 2.3 points, for the first nine months of 2024, compared to the same periods last year.
For the first nine months of 2024, our total companywide advertising costs were $2.8 billion, which exceeded the amount of advertising spend for any previous full annual period. As previously discussed, we increased our media spend to maximize growth and will continue to do so as long as the advertising spend is efficient and we remain on track to achieve our target profitability.
To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to policy acquisition (e.g., advertising and agency commissions) from our underwriting expense ratio. By excluding acquisition costs from our underwriting expense ratio, we are able to understand costs other than those necessary to acquire new policies and grow the business.
During the third quarter 2024, our NAER decreased 0.3 points in both Personal Lines and Commercial Lines, and increased 1.1 points in Property, compared to the same period last year. The increase in our Property NAER, in part, reflected additional investments we made during the quarter in underwriting and pricing functions as we continue to focus on rebalancing our Property product offerings. On a year-to-date basis, our NAER decreased 0.4 points and 0.6 points in our Personal Lines and Commercial Lines businesses, respectively, and increased 0.6 points in our Property business, compared to the same period last year. We remain committed to efficiently managing operational non-acquisition expenses.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2024	2023	% Growth	2024	2023	% Growth
Net Premiums Written
Personal Lines
Agency	$7,104.6	$5,656.3	26%	$20,237.3	$16,604.4	22%
Direct	9,185.0	6,997.3	31	25,095.2	19,762.5	27
Total Personal Lines	16,289.6	12,653.6	29	45,332.5	36,366.9	25
Commercial Lines	2,378.3	2,214.9	7	8,634.5	7,948.2	9
Property	787.6	725.2	9	2,351.9	2,104.9	12
Other indemnity[1]	0.1	0.1	0	0.5	0.4	25
Total underwriting operations	$19,455.6	$15,593.8	25%	$56,319.4	$46,420.4	21%
Net Premiums Earned
Personal Lines
Agency	$6,627.8	$5,414.0	22%	$18,698.9	$15,481.4	21%
Direct	8,180.2	6,361.8	29	22,796.2	18,259.9	25
Total Personal Lines	14,808.0	11,775.8	26	41,495.1	33,741.3	23
Commercial Lines	2,726.7	2,486.6	10	7,948.6	7,296.8	9
Property	761.8	631.8	21	2,210.5	1,852.8	19
Other indemnity[1]	0.2	0.1	100	0.6	0.9	(33)
Total underwriting operations	$18,296.7	$14,894.3	23%	$51,654.8	$42,891.8	20%
[1] Includes other underwriting business and run-off operations.
				September 30,
(thousands)				2024	2023	% Growth
Policies in Force
Personal Lines
Agency auto				9,415.6	8,363.3	13%
Direct auto				13,387.9	11,154.3	20
Total auto				22,803.5	19,517.6	17
Special lines[1]				6,475.0	5,956.2	9
Personal Lines – total				29,278.5	25,473.8	15
Commercial Lines				1,130.5	1,110.3	2
Property				3,459.6	3,025.2	14
Companywide total				33,868.6	29,609.3	14%
[1] Includes insurance for motorcycles, RVs, watercraft, snowmobiles, and similar items.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments. Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth.

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2024	2023	2024	2023
Applications
New	90%	(15)%	30%	25%
Renewal	9	15	9	8
Total	22	8	14	11
Written premium per policy - Auto	5	12	10	9
Policy life expectancy - Auto
Trailing 3 months	(6)	35
Trailing 12 months	0	19
In our Personal Lines business, we experienced significant year-over-year new application growth in the third quarter 2024. The increase in new applications during the third quarter and first nine months of 2024, was driven by both our personal auto and special lines products, with increases in each of our four consumer segments. We believe the increase in new applications was driven by the continued lifting of non-rate underwriting restrictions that were put in place to slow new business growth in 2023 to achieve our calendar-year underwriting profitability goal, price competitiveness in the marketplace, a significant increase in our media spend in the Direct business, and working closely with our independent agents to leverage our agent compensation program to reward growing profitable business.
Personal auto policies in force across all consumer segments grew in the third quarter 2024 between 12% and 20%, compared to the same period last year.
During the first nine months of 2024, on a countrywide basis, we had aggregate personal auto rate increases of 3%, following the 19% rate increases taken during 2023. We continue to see the 2023 rate increases contribute to our growth in written premium per policy for the third quarter and nine months ended September 30, 2024. Aggregate vehicle rate changes year to date have been modest, relative to the prior two years, and we expect rates to stay stable in the fourth quarter 2024. We will continue to adjust rates as we deem necessary.
We will continue to manage growth and profitability in accordance with our long-standing goal of growing as fast as we can, at or below a companywide 96 combined ratio on a calendar-year basis, as long as we can provide high-quality customer service. Given the solid underwriting profitability we generated during the first nine months of 2024, we plan to continue to take measures that we believe will position us to achieve profitable growth during the remainder of the year, including increasing our media spend.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel. The channel discussions below are focused on personal auto insurance since this product accounted for 95% and 94% of the Personal Lines segment net premiums written during the third quarter and first nine months of 2024, respectively.
The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2024	2023	2024	2023
Applications - Auto
New	98%	(18)%	22%	31%
Renewal	7	10	8	3
Total	20	5	11	8
Written premium per policy - Auto	5	13	11	10
Policy life expectancy - Auto
Trailing 3 months	0	41
Trailing 12 months	8	20
The Agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the third quarter 2024, we generated new auto application growth in 49 states, including nine of our top 10 largest Agency states.
Compared to the same period in the prior year, new application and policy in force growth varied by consumer segment:
•Sams experienced a low single digit increase in policies in force, with a significant increase in new application growth during the third quarter 2024 and a low single digit increase for the first nine months;
•Dianes experienced moderate policies in force growth, with significant growth in new applications during the third quarter and first nine months of 2024; and
•Wrights and Robinsons had strong policies in force growth and experienced significant new application growth during the third quarter and first nine months of 2024.
During the third quarter and first nine months of 2024, on a year-over-year basis, we experienced an increase in Agency auto quote volume of 40% and 12%, respectively, with a rate of conversion (i.e., converting a quote to a sale) increase of 43% and 9%, compared to the same periods last year. Compared to the same period in the prior year:
•Sams experienced an increase in quote volume and conversion for the third quarter, while experiencing an increase in quote volume and a decrease in conversion during the first nine months of 2024;

•Dianes and Wrights experienced an increase in both quote volume and conversion for the third quarter and first nine months of 2024; and
•Robinsons experienced an increase in both quote volume and conversion during the third quarter 2024, and flat quote volume, with an increase in conversion, during the first nine months of 2024.
Written premium per policy for new and renewal Agency auto business increased 10% and 6%, respectively, compared to the third quarter 2023, and 6% and 12%, respectively, for the first nine months of 2024 on a year-over-year basis, primarily attributable to the rate increases previously discussed.
At the end of the third quarter 2024, on a year-over-year basis, we experienced a lengthening in our trailing 12-month policy life expectancy. We believe this increase was driven by competitor rate increases in 2023, as well as a shift in the mix of business. During 2023, as part of our efforts to slow growth to achieve our target profitability, we focused our efforts to attract a more preferred tier of customers, including more Robinsons, who tend to stay with us longer. The trailing 3-month measure is flat primarily due to the competitiveness in the marketplace.
The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2024	2023	2024	2023
Applications - Auto
New	117%	(22)%	41%	27%
Renewal	10	20	10	11
Total	27	11	17	15
Written premium per policy - Auto	5	12	9	8
Policy life expectancy - Auto
Trailing 3 months	(9)	29
Trailing 12 months	(6)	17
The Direct business includes business written directly by Progressive online, through our Progressive mobile app, or by phone. As we increased advertising spend and continued to lift certain non-rate restrictions during the third quarter 2024, we saw significant Direct auto new application growth. During the third quarter 2024, we generated new auto application growth in all states and the District of Columbia. During the third quarter and first nine months of 2024, each of our consumer segments experienced a significant increase in new applications year over year. Policies in force grew between 15% and 22% in each consumer segment, compared to the same period last year.
During the third quarter and first nine months of 2024, Direct auto quote volume increased 138% and 57%, respectively, compared to the same periods last year, primarily driven by increased advertising spend. Conversion decreased 9% and 10%, respectively, which we believe is primarily due to a greater number of casual shoppers obtaining quotes, who are less committed to purchasing a new insurance policy. All consumer segments saw an increase in quotes and a decrease in the rate of conversion during the third quarter and first nine months of 2024.
Written premium per policy for new and renewal Direct auto business increased 13% and 5%, respectively, in the third quarter 2024, compared to the third quarter last year, and 11% and 10%, respectively, for the first nine months of 2024 on a year-over-year basis, primarily attributable to the rate increases previously discussed.
Our trailing 12-month policy life expectancy in the Direct auto business experienced a decrease in retention at the end of the third quarter 2024, on a year-over-year basis. We believe the drivers of the change were due to the competitiveness in the marketplace and increased shopping. We believe the decrease in the trailing 3-month policy life expectancy at the end of the third quarter 2024 was primarily driven by the previously discussed rate increases taken during 2023.
E. Commercial Lines
The following table and discussion focuses on our core commercial auto products. Year-over-year changes in our core commercial auto products were as follows:

	Growth Over Prior Year
	Quarter		Year-to-date
	2024	2023	2024	2023
Applications
New	11%	3%	6%	4%
Renewal	2	2	1	5
Total	5	3	3	5
Written premium per policy	2	4	7	2
Policy life expectancy Trailing 12 months	(20)	(9)
The increases in net premiums written in our Commercial Lines business for the third quarter 2024 reflected growth in all of our BMTs, except our for-hire transportation and, to a lesser extent, for-hire specialty BMTs, which continued to be adversely impacted by challenging freight market conditions that have continued to cause a decline in the active number of motor carriers in the for-hire transportation BMT. The most significant growth was in our contractor and business auto BMTs, primarily driven by the aggregate core commercial auto rate increases of 17% taken during 2023.

During the third quarter and first nine months of 2024, core commercial auto new application growth was positive in each of our BMTs, except for the for-hire transportation and for-hire specialty BMTs. During the third quarter and first nine months of 2024, quote volume increased about 5% and 6%, respectively, while conversion increased 5% for the quarter and was flat on a year-to-date basis, compared to the same periods last year.
During the third quarter 2024, we increased rates, in aggregate, about 2% in our core commercial auto products. While we currently do not anticipate significant rate changes for these products for the remainder of 2024, we still have about 3 points of rate to earn in during the rest of 2024, primarily from rate revisions taken during 2023. We will continue to evaluate our rate need and adjust rates as we deem necessary. Written premium per policy for new and renewal core commercial auto business decreased 3% and increased 5%, respectively, for the third quarter 2024, and increased 1% and 11%, respectively, for the first nine months of 2024, compared to the same periods last year, primarily reflecting the previously discussed rate increases.
Our policy life expectancy decreased in all BMTs, which we believe is due to rate and non-rate actions.
F. Property
The following table shows our year-over-year changes for our Property business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2024	2023	2024	2023
Applications
New	42%	9%	36%	11%
Renewal	3	4	5	5
Total	15	6	15	7
Written premium per policy	(9)	12	(4)	12
Policy life expectancy Trailing 12 months	(6)	14
Our Property business writes residential property insurance for homeowners, other property owners, and renters, and umbrella insurance in the agency and direct channels.
Improving profitability and reducing our concentration and catastrophe exposure continued to be the top priority for our Property business during the third quarter 2024. We continued to concentrate our growth in markets that are less susceptible to catastrophes and lower our exposure to coastal and hail-prone states for our homeowners products, which we define as our total Property business excluding renters and umbrella products. Homeowners policies in force in the growth-oriented states increased about 19% as of the end of the period, compared to the same period last year.

In regions where our appetite to write new business is limited, we are continuing to prioritize Progressive auto bundles, as well as lower-risk properties, such as new construction or homes with newer roofs. Homeowners policies in force were down about 9% in the volatile weather states at the end of the period, compared to the same period last year.
In addition, as part of our focus to rebalance our business, late in 2023 we began a non-renewal effort of up to 115,000 Property policies in Florida. Following the required filings and notices, the first of these non-renewals went into effect in the second quarter of 2024 and was expected to continue over the following 12 months. We believe the moratoriums put in place in response to Hurricanes Helene and Milton, which temporarily limit an insurer's ability to non-renew policies, will slow this progress; however, we intend to resume the planned non-renewals when the moratoriums expire. To try to ease this disruption to our customers and agents, we reached an agreement with an unaffiliated Florida insurer to offer replacement policies to these policyholders, subject to the insurer’s underwriting and financial guidelines and agent appointments where applicable.
The decrease in our written premium per policy, during the third quarter and first nine months of 2024, compared to the same periods last year, was primarily attributable to a decline in homeowners policies in force in volatile states, which have higher average premiums, and a shift in the mix to more renters policies which have lower average premiums. This was partially offset by rate increases taken over the last 12 months and higher premium coverages reflecting increased property values. During the third quarter 2024, we increased rates, in aggregate, about 6% in our Property segment, bringing the year-to-date aggregate rate increase to 16%. We intend to continue to make targeted rate increases in states where we believe it is necessary to achieve our profitability targets.
The policy life expectancy in our Property business shortened during the first nine months of 2024, compared to the prior year, which we believe is primarily driven by a shift in the mix of business to more renters policies, our previously discussed rate increases, and the non-renewals for certain Florida policies.

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
The following table summarizes investment results for the periods ended September 30:

	Three Months		Nine Months
	2024	2023	2024	2023
Pretax recurring investment book yield (annualized)	4.0%	3.3%	3.8%	3.1%
FTE total return:
Fixed-income securities	3.9	(0.1)	5.1	1.6
Common stocks	5.8	(3.1)	20.3	13.3
Total portfolio	4.0	(0.2)	5.7	2.1

The increase in the book yield for both periods, compared to last year, primarily reflected investing new cash from insurance operations, and proceeds from maturing bonds, in higher coupon rate securities. The increase in the fixed-income portfolio FTE total return for both periods, compared to last year, primarily reflected movement in Treasury yields year-over-year. The common stock return reflected general market conditions.
A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended September 30, follows:

	Three Months		Nine Months
	2024	2023	2024	2023
Fixed-income securities:
U.S. Treasury Notes	4.2%	(0.6)%	4.5%	0.7%
Municipal bonds	3.5	(0.4)	4.4	1.9
Corporate and other debt securities	3.7	0.1	5.4	2.7
Residential mortgage-backed securities	3.6	2.0	7.9	6.3
Commercial mortgage-backed securities	4.1	0.6	9.2	2.4
Other asset-backed securities	2.4	1.6	5.3	4.6
Nonredeemable preferred stocks	3.5	1.1	8.0	(3.5)
Short-term investments	1.5	1.3	4.3	3.6

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Average Rating[1]
September 30, 2024
U.S. government obligations	$44,428.5	56.0%	4.0	AA+
State and local government obligations	2,601.4	3.3	2.7	AA+
Foreign government obligations	16.4	0	1.9	AAA
Corporate and other debt securities	15,035.5	18.9	2.7	BBB+
Residential mortgage-backed securities	1,423.9	1.8	2.9	AA+
Commercial mortgage-backed securities	4,291.6	5.4	1.9	A+
Other asset-backed securities	6,613.9	8.3	1.2	AA+
Nonredeemable preferred stocks	735.0	0.9	1.7	BBB-
Short-term investments	756.5	1.0	<0.1	AA-
Total fixed-income securities	75,902.7	95.6	3.3	AA-
Common equities	3,497.0	4.4	na	na
Total portfolio[2]	$79,399.7	100.0%	3.3	AA-
September 30, 2023
U.S. government obligations	$34,293.8	55.4%	3.4	AA+
State and local government obligations	2,054.3	3.3	3.1	AA+
Foreign government obligations	15.4	0.1	2.8	AAA
Corporate and other debt securities	10,421.3	16.9	2.8	BBB
Residential mortgage-backed securities	515.8	0.8	0.4	A
Commercial mortgage-backed securities	3,977.7	6.4	2.3	A+
Other asset-backed securities	5,313.6	8.6	1.1	AA+
Nonredeemable preferred stocks	868.9	1.4	2.1	BBB-
Short-term investments	1,795.2	2.9	<0.1	A+
Total fixed-income securities	59,256.0	95.8	2.9	AA-
Common equities	2,614.5	4.2	na	na
Total portfolio[2]	$61,870.5	100.0%	2.9	AA-
December 31, 2023
U.S. government obligations	$36,869.4	55.9%	3.6	AA+
State and local government obligations	2,202.8	3.3	3.0	AA+
Foreign government obligations	16.3	0.1	2.6	AAA
Corporate and other debt securities	11,357.4	17.2	2.7	BBB
Residential mortgage-backed securities	417.2	0.6	0.5	A+
Commercial mortgage-backed securities	3,939.7	6.0	2.3	A
Other asset-backed securities	5,575.4	8.4	1.2	AA+
Nonredeemable preferred stocks	902.1	1.4	2.1	BBB-
Short-term investments	1,789.9	2.7	<0.1	AA-
Total fixed-income securities	63,070.2	95.6	3.0	AA-
Common equities	2,928.4	4.4	na	na
Total portfolio[2]	$65,998.6	100.0%	3.0	AA-
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
2 At September 30, 2024 and 2023, we had $468.5 million and $167.3 million, respectively, of net unsettled security purchase transactions included in other liabilities, compared to $45.6 million included in other assets at December 31, 2023.
The total fair value of the portfolio at both September 30, 2024 and 2023 included $4.1 billion of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions, compared to $4.2 billion at December 31, 2023.

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
The following table shows the composition of our Group I and Group II securities:

	September 30, 2024		September 30, 2023		December 31, 2023
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$499.2	0.6%	$651.8	1.1%	$532.6	0.8%
Nonredeemable preferred stocks	735.0	0.9	868.9	1.4	902.1	1.4
Common equities	3,497.0	4.4	2,614.5	4.2	2,928.4	4.4
Total Group I securities	4,731.2	5.9	4,135.2	6.7	4,363.1	6.6
Group II securities:
Other fixed maturities	73,912.0	93.1	55,940.1	90.4	59,845.6	90.7
Short-term investments	756.5	1.0	1,795.2	2.9	1,789.9	2.7
Total Group II securities	74,668.5	94.1	57,735.3	93.3	61,635.5	93.4
Total portfolio	$79,399.7	100.0%	$61,870.5	100.0%	$65,998.6	100.0%

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

Unrealized Gains (Losses)
As of September 30, 2024, our fixed-maturity portfolio had total after-tax net unrealized losses, which are recorded as part of accumulated other comprehensive income (loss) on our consolidated balance sheets, of $0.1 billion, compared to $3.0 billion and $1.6 billion at September 30, 2023 and December 31, 2023, respectively. The decrease in net unrealized losses from September 30, 2023 and December 31, 2023, was primarily due to higher valuations across all fixed-maturity sectors, most prominently in our U.S. Treasury, corporate and other debt, and commercial mortgage-backed portfolios as lower interest rates and tighter credit spreads drove improved performance.
See Note 2 – Investments for a further break-out of our gross unrealized gains (losses).

Holding Period Gains (Losses)
The following table provides the balance and activity for both the gross and net holding period gains (losses) for the nine months ended September 30, 2024:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2023
Hybrid fixed-maturity securities	$5.3	$(34.4)	$(29.1)
Equity securities[1]	2,233.9	(86.5)	2,147.4
Total holding period securities	2,239.2	(120.9)	2,118.3
Current year change in holding period securities
Hybrid fixed-maturity securities	6.9	23.3	30.2
Equity securities[1]	547.8	43.6	591.4
Total changes in holding period securities	554.7	66.9	621.6
Balance at September 30, 2024
Hybrid fixed-maturity securities	12.2	(11.1)	1.1
Equity securities[1]	2,781.7	(42.9)	2,738.8
Total holding period securities	$2,793.9	$(54.0)	$2,739.9
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

Interest Rate Risk Our duration of 3.3 years at September 30, 2024, 2.9 years at September 30, 2023, and 3.0 years at December 31, 2023 fell within our acceptable range of 1.5 to 5 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution (excluding short-term securities)	September 30, 2024	September 30, 2023	December 31, 2023
1 year	10.9%	20.7%	18.1%
2 years	9.9	13.0	12.0
3 years	30.2	23.5	25.7
5 years	38.8	27.6	27.4
7 years	9.0	12.4	14.6
10 years	1.2	2.8	2.2
Total fixed-income portfolio	100.0%	100.0%	100.0%

Credit Risk This exposure is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs. At September 30, 2024 and 2023, and December 31, 2023, our credit quality rating was AA- . The credit quality distribution of the fixed-income portfolio was:

Average Rating[1]	September 30, 2024	September 30, 2023	December 31, 2023
AAA	12.4%	10.8%	10.7%
AA	62.7	64.5	65.1
A	7.3	7.4	7.0
BBB	16.4	15.8	15.7
Non-investment grade/non-rated
BB	0.9	1.2	1.2
B	0.2	0.2	0.2
Non-rated	0.1	0.1	0.1
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The ratings in the table above are assigned by NRSROs.

Concentration Risk We did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our thresholds during the third quarter 2024.

Prepayment and Extension Risk We did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the third quarter 2024.

Liquidity Risk Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity. During the remainder of 2024 and all of 2025, we expect approximately $9.1 billion, or 30%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments. Cash from interest and dividend payments and our short-term portfolio provide additional sources of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at September 30, 2024:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$241.1	0.4
One to two years	897.9	1.7
Two to three years	4,820.1	2.6
Three to five years	31,008.1	4.0
Five to seven years	7,425.9	5.7
Seven to ten years	35.4	7.3
Total U.S. Treasury Notes	$44,428.5	4.0

ASSET-BACKED SECURITIES
Included in our fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Average Rating (at period end)[1]
September 30, 2024
Residential mortgage-backed securities	$1,423.9	$18.4	11.6%	2.9	AA+
Commercial mortgage-backed securities	4,291.6	(372.8)	34.8	1.9	A+
Other asset-backed securities	6,613.9	(14.4)	53.6	1.2	AA+
Total asset-backed securities	$12,329.4	$(368.8)	100.0%	1.6	AA
September 30, 2023
Residential mortgage-backed securities	$515.8	$(12.8)	5.2%	0.4	A
Commercial mortgage-backed securities	3,977.7	(721.8)	40.6	2.3	A+
Other asset-backed securities	5,313.6	(210.0)	54.2	1.1	AA+
Total asset-backed securities	$9,807.1	$(944.6)	100.0%	1.6	AA-
December 31, 2023
Residential mortgage-backed securities	$417.2	$(9.8)	4.2%	0.5	A+
Commercial mortgage-backed securities	3,939.7	(595.5)	39.7	2.3	A
Other asset-backed securities	5,575.4	(91.4)	56.1	1.2	AA+
Total asset-backed securities	$9,932.3	$(696.7)	100.0%	1.6	AA-
1 The credit quality ratings in the table above are assigned by NRSROs.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at September 30, 2024, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at September 30, 2024)
($ in millions) Average Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$1,031.9	$0.2	$1,032.1	72.5%
AA	23.9	1.0	24.9	1.7
A	216.4	0	216.4	15.2
BBB	147.4	0	147.4	10.4
Non-investment grade/non-rated:
BB	0.3	0	0.3	0
CCC and lower	1.0	0	1.0	0.1
Non-rated	1.8	0	1.8	0.1
Total fair value	$1,422.7	$1.2	$1,423.9	100.0%
Increase (decrease) in value	1.5%	(0.9)%	1.5%
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

Our RMBS portfolio consists of deals that are backed by high-credit quality borrowers and/or those that have strong structural protections through underlying loan collateralization. During the third quarter of 2024, we continued to increase our exposure in this portfolio. Our additions were primarily concentrated in investment-grade securities with most purchases in qualified mortgage securitizations.
Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at September 30, 2024, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at September 30, 2024)
($ in millions) Average Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$153.5	$1,557.6	$1,711.1	39.9%
AA	0	821.0	821.0	19.1
A	0	548.2	548.2	12.8
BBB	0	802.2	802.2	18.7
Non-investment grade/non-rated:
BB	0	397.4	397.4	9.2
B	0	11.7	11.7	0.3
Total fair value	$153.5	$4,138.1	$4,291.6	100.0%
Increase (decrease) in value	(3.2)%	(8.2)%	(8.0)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our CMBS, 67% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.

The CMBS portfolio maintained strong performance in the third quarter 2024. New issuance activity remained elevated, and spreads tightened due to lower interest rates and increased financing opportunities for borrowers. We added several AAA securities to the portfolio in the multi-family and industrial sectors. One security matured during the third quarter 2024, and it paid off in full and on time. As of September 30, 2024, our CMBS portfolio had no delinquencies.

The following table shows the composition of our CMBS portfolio by maturity year and sector:

Commercial Mortgage-Backed Securities Sector Details (at September 30, 2024)
($ in millions) Maturity[1]	Office	Lab Office	Multi-family	Multi-family IO	Retail	Industrial	Self- Storage	Casino	Total	Average Original LTV	Average Current DSCR
2024	$91.5	$0	$22.4	$10.0	$39.1	$0	$0	$0	$163.0	61.6%	2.2
2025	0	42.3	0	38.3	67.3	44.9	0	0	192.8	65.7	1.7
2026	434.2	66.8	268.3	34.7	0	92.7	61.4	113.0	1,071.1	60.9	1.8
2027	396.9	0	39.6	31.4	0	95.6	256.2	0	819.7	60.6	1.7
2028	271.7	0	0	23.8	0	0	0	0	295.5	51.9	3.4
2029	399.7	104.6	264.2	11.4	0	247.1	73.9	70.6	1,171.5	61.3	2.6
2030	82.2	61.3	0	3.9	0	0	0	97.1	244.5	55.5	3.4
2031	238.5	95.0	0	0	0	0	0	0	333.5	66.5	2.0
Total fair value	$1,914.7	$370.0	$594.5	$153.5	$106.4	$480.3	$391.5	$280.7	$4,291.6
LTV= loan to value
DSCR= debt service coverage ratio
1 The floating-rate securities were extended to their full maturity and fixed-rate securities are shown to their anticipated repayment date (if applicable) or their maturity date.
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
In addition to the LTV ratio, we also examine the credit of our CMBS portfolio by reviewing the debt service coverage ratio (DSCR) of the securities. The DSCR compares the underlying property’s annual net operating income to its annual debt service payments. A DSCR less than 1.0 times indicates that property operations do not generate enough income over the debt service payments, while a DSCR greater than 1.0 times indicates that there is an excess of operating income over the debt service payments. A number above 1.0 generally indicates that there would not be an incentive for the borrower to default in light of the borrower’s excess income. The DSCR reported in the table is calculated based on the most currently available net operating income and mortgage payments for the borrower, which, for many securities, is data as of December 31, 2023.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at September 30, 2024, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at September 30, 2024)
($ in millions) Average Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$2,893.5	$628.7	$37.0	$0	$1,108.1	$265.5	$4,932.8	74.6%
AA	2.7	186.1	2.3	0	39.4	0	230.5	3.5
A	7.7	0	0	0	195.8	124.6	328.1	5.0
BBB	0	0	0	1,049.1	0	38.8	1,087.9	16.4
Non-investment grade/non-rated:
BB	0	0	0	0	0	34.6	34.6	0.5
Total fair value	$2,903.9	$814.8	$39.3	$1,049.1	$1,343.3	$463.5	$6,613.9	100.0%
Increase (decrease) in value	0.8%	(0.2)%	(6.8)%	(2.7)%	0.6%	(2.4)%	(0.2)%

During the third quarter 2024, we selectively added securities to the OABS portfolio that we viewed as having attractive spreads and potential returns. Investments were predominately made in whole business securitization assets, in both new issue and secondary markets. Additionally, we increased our holdings in the automobile and equipment categories in highly-rated, senior, and short-tenor debt tranches in the new issue markets. The investments were partially offset by a decrease in our collateralized loan obligation assets due to elevated call redemptions.

STATE AND LOCAL GOVERNMENT OBLIGATIONS
The following table details the credit quality rating of our state and local government obligations (municipal securities) at September 30, 2024, without the benefit of credit or bond insurance:

Municipal Securities (at September 30, 2024)
(millions) Average Rating	General Obligations	Revenue Bonds	Total
AAA	$665.1	$502.1	$1,167.2
AA	548.7	799.4	1,348.1
A	0	55.8	55.8
BBB	0	30.1	30.1
Non-rated	0	0.2	0.2
Total	$1,213.8	$1,387.6	$2,601.4
Included in revenue bonds were $589.8 million of single-family housing revenue bonds issued by state housing finance agencies, of which $289.6 million were supported by individual mortgages held by the state housing finance agencies and $300.2 million were supported by mortgage-backed securities.
Of the revenue bonds supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by the Federal Housing Administration, the U.S. Department of Veterans Affairs, or private mortgage insurance providers. Of the revenue bonds supported by mortgage-backed securities, 79% were collateralized by Ginnie Mae mortgages, which are fully guaranteed by the U.S. government; the remaining 21% were collateralized by Fannie Mae and Freddie Mac mortgages.
Although credit spreads of municipal bonds continued to widen during the third quarter of 2024, we still view most of the market as relatively unattractive. However, we selectively added to this portfolio, with a focus on high-quality securities with shorter maturities, which we viewed as having more favorable risk/reward profiles.
CORPORATE AND OTHER DEBT SECURITIES
The following table details the credit quality rating of our corporate and other debt securities at September 30, 2024:

Corporate and Other Debt Securities (at September 30, 2024)
(millions) Average Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$133.1	$0	$0	$46.7	$179.8
AA	93.4	0	0	403.2	0	0	46.7	543.3
A	783.0	425.6	228.5	2,343.6	62.1	105.8	485.8	4,434.4
BBB	3,555.9	1,594.2	416.3	1,630.8	931.3	70.2	1,350.4	9,549.1
Non-investment grade/non-rated:
BB	82.1	47.9	56.3	0	11.3	0	6.3	203.9
B	108.3	0	0	0	0	13.7	0	122.0
Non-rated	0	0	0	0	3.0	0	0	3.0
Total fair value	$4,622.7	$2,067.7	$701.1	$4,510.7	$1,007.7	$189.7	$1,935.9	$15,035.5

The size of our corporate and other debt portfolio increased during the third quarter to $15.0 billion at September 30, 2024, from $13.2 billion at June 30, 2024. We selectively increased exposure to investment-grade securities but continued to predominately focus on shorter maturities, which we viewed as having more favorable risk/reward profiles. At September 30, 2024 and June 30, 2024, corporate and other debt securities made up approximately 20% and 19%, respectively, of our fixed-income securities portfolio. The duration of the corporate and other debt portfolio increased to 2.7 years at September 30, 2024 from 2.6 years at June 30, 2024.

NONREDEEMABLE PREFERRED STOCKS
The table below shows the exposure break-down by sector and rating at September 30, 2024:

Nonredeemable Preferred Stocks (at September 30, 2024)
	Financial Services
(millions) Average Rating	U.S. Banks	Foreign Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$464.8	$14.1	$62.9	$31.3	$0	$38.4	$611.5
Non-investment grade/non-rated:
BB	66.9	4.7	0	0	0	0	71.6
Non-rated	0	0	22.8	13.8	15.3	0	51.9
Total fair value	$531.7	$18.8	$85.7	$45.1	$15.3	$38.4	$735.0
The majority of these securities have fixed-rate dividends until a call date and then, if not called, generally convert to floating-rate dividends. The interest rate duration is calculated to reflect the call, floor, and floating-rate features. Although a nonredeemable preferred stock will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. As of September 30, 2024, our non-investment-grade nonredeemable preferred stocks were all with issuers that maintain investment-grade senior debt ratings.
We also face the risk that dividend payments could be deferred for one or more periods or skipped entirely. As of September 30, 2024, we expect all of these securities to pay their dividends in full and on time. Approximately 97% of our nonredeemable preferred stocks pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
At September 30, 2024, the nonredeemable preferred stock portfolio fair value was $0.7 billion, which is a slight decrease from $0.8 billion at June 30, 2024. This decline was primarily due to nonredeemable preferred stocks that were called or sold because they had less attractive risk/reward profiles.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	September 30, 2024		September 30, 2023		December 31, 2023
Common stocks	$3,474.5	99.4%	$2,591.9	99.1%	$2,907.8	99.3%
Other risk investments[1]	22.5	0.6	22.6	0.9	20.6	0.7
Total common equities	$3,497.0	100.0%	$2,614.5	100.0%	$2,928.4	100.0%
1 The other risk investments consist of limited partnership interests.
The majority of our common stock portfolio consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 786 out of 1,009, or 78%, of the common stocks comprising the index at September 30, 2024, which made up 95% of the total market capitalization of the index. At September 30, 2024 the year-to-date GAAP income total return did not meet our targeted tracking error of +/- 50 basis points. We expect to be within our targeted tracking error over the longer term. At September 30, 2023 and December 31, 2023, the year-to-date GAAP income total return was within our targeted tracking error.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.3 years at September 30, 2024, 2.9 years at September 30, 2023, and 3.0 years at December 31, 2023. The weighted average beta of the equity portfolio was 1.1 at September 30, 2024 and 1.0 at both September 30, 2023 and December 31, 2023. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2024 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	386,910	$220.61	421,543	24,578,457
August	2,116	214.24	423,659	24,576,341
September	77	252.96	423,736	24,576,264
Total	389,103	$220.59
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under-leveraged capital.
In May 2024, the Board of Directors approved an authorization for the company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the third quarter 2024, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices.
Item 5. Other Information.
(c) Insider Trading Arrangements
During the third quarter 2024, certain executive officers and a director entered into Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c). The executive officers’ plans provide for: i) the sale of all of the shares upon vesting pursuant to certain outstanding equity awards previously granted to the applicable executive officer, excluding any shares withheld by the company to satisfy tax withholding obligations (see the 2024 Proxy Statement for a description of the company’s equity compensation plans) and, ii) for one executive, the sale of a certain amount of additional shares (see “Additional or Specified Shares” below) held by the applicable executive, that are not sold in connection with the vesting of an outstanding equity award (as described in i) above), some of which may have been the result of a prior vesting event for the executive. The director’s plan provides for the sale of a specified amount of shares held by the director, some of which may have been the result of a prior vesting event.
Below are the details of each applicable Rule 10b5-1 trading arrangement:

Name	Title	Date Entered	Date Expires[1]	Additional or Specified Shares
Officers
Karen B. Bailo	Commercial Lines President	September 24, 2024	December 31, 2025	0
Mariann Wojtkun Marshall	Vice President and Chief Accounting Officer	August 19, 2024	August 13, 2025	0
John P. Sauerland	Vice President and Chief Financial Officer	August 22, 2024	August 29, 2025	80,000
Directors
Jeffrey D. Kelly	Director	September 24, 2024	June 30, 2025	10,000
1 Subject to the plan’s earlier expiration or completion in accordance with its terms.

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

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	November 4, 2024	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3(ii)	3.1	Code of Regulations of The Progressive Corporation (as amended October 11, 2024)	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith