Form 10-K
period 2024-12-31
PROGRESSIVE CORP/OH/
filed 2025-03-03
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common shares held by non-affiliates of the registrant at June 30, 2024: $120,872,430,194
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2025: 586,207,679

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2025, and the Annual Report to Shareholders of The Progressive Corporation and subsidiaries for the year ended December 31, 2024, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

PART I
ITEM 1. BUSINESS
General Development of Business
The Progressive Corporation, an insurance holding company, has insurance and non-insurance subsidiaries and affiliates (references in this Item to subsidiaries includes affiliates as well). Our insurance subsidiaries write personal and commercial auto insurance, personal residential property insurance, and insurance for motorcycles, watercraft, and other recreational vehicles. We also offer business-related general liability and commercial property insurance predominantly for small businesses, workers’ compensation insurance primarily for the transportation industry, and other specialty property-casualty insurance and provide related services. Our non-insurance subsidiaries generally support our insurance and investment operations. We operate throughout the United States. Unless noted, references to “state(s)” throughout this report include the District of Columbia. The Progressive Corporation, together with its insurance and non-insurance subsidiaries and affiliates, comprise what we refer to as Progressive.
Progressive’s vision is to become consumers’, agents’, and business owners’ number one destination for insurance and other financial needs. Progressive’s four strategic pillars of people and culture, broad needs of our customers, leading brand, and competitive prices serve as the foundation of how we will achieve our vision.
Description of Business
Organization
Our Chief Executive Officer (CEO) assesses performance and makes key operating decisions for our insurance, investment, and service operations and is supported by the following management team that oversees the business and corporate functions that support all areas of our organization.

Chief Executive Officer
•Chief Financial Officer	•Personal Lines President
•Chief Investment Officer	•Commercial Lines President
•Chief Human Resources Officer	•Claims President
•Chief Information Officer	•Customer Relationship Management President
•Chief Legal Officer
•Chief Marketing Officer
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
Personal Lines
Our Personal Lines operating segment writes insurance for personal autos and special lines products (e.g., recreational vehicles, such as motorcycles, RVs, and watercraft), collectively referred to as our personal vehicle business, and, beginning in the fourth quarter 2024, personal residential property insurance for homeowners and renters. The Personal Lines segment accounted for 85% of our total net premiums written in 2024, 84% in 2023, and 82% in 2022.

Our personal vehicle business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market, or customer group. As of December 31, 2024, our personal vehicle products represented 95% of our total Personal Lines net premiums written, and 94% at the end of both 2023 and 2022. We write our personal vehicle insurance in all states, however, our special lines products are not written in the District of Columbia.
•Personal auto insurance represented 95% of our total personal vehicle net premiums written in 2024, and 94% in both 2023 and 2022. We ranked second in market share in the U.S. private passenger auto insurance market, based on 2023 premiums written, and we believe we continue to hold that position for 2024. There are approximately 240 competitors in this market. Progressive and the other leading 15 private passenger auto insurers, each of which writes over $2.5 billion of premiums annually, comprise about 85% of this market. All industry data, including ranking and market share, based on premiums written, has been obtained directly from data reported by either SNL Financial or A.M. Best Company, Inc. (A.M. Best), or was estimated using A.M. Best data as the primary source.
•Special lines products represented the remaining personal vehicle net premiums written for the years mentioned above. Due to the seasonal nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we are the market share leader for both the motorcycle and boat products and that we are one of the largest providers of RV insurance.
In addition to writing residential property insurance for homeowners and renters, in virtually all states, our personal property business offers insurance for manufactured homes, personal umbrella insurance, and primary and excess flood insurance. We also act as a participant in the “Write Your Own” program for the National Flood Insurance Program (NFIP) under which we write flood insurance in virtually all states; 100% of this business is reinsured with the NFIP.
Our personal property business represented 5% of our total Personal Lines net premiums written in 2024, and 6% in both 2023 and 2022, with about 95% of the total personal property net premiums written attributable to the homeowners and renters products. We were the eleventh largest homeowners carrier in the U.S., based on 2023 premiums written, and we are currently unable to determine if we will hold that ranking for 2024. There are approximately 360 competitors in the homeowners insurance market nationwide and we compete with many of these companies. Progressive and the other leading 30 large companies/groups, each with over $800 million of premiums written annually, comprise about 80% of the market.
We tend to see more personal property business written during the second and third quarters of the year based on the cyclical nature of property sales. Losses also tend to be higher during the warmer weather months when storms are more prevalent. As a property insurer, we have exposure to losses from catastrophes, including hurricanes, and other severe weather events. See Item 1A, Risk Factors – II. Insurance Risks below for more information. To help mitigate these risks, we enter into reinsurance arrangements. See the “Reinsurance” section below for further discussion of our reinsurance programs.
Our Personal Lines strategy is to be a competitively priced provider of a broad range of personal auto, special lines, and personal property insurance products with distinctive service, distributed through whichever channel the customer prefers, and bundled with other products when appropriate to match our customers’ needs. Volume potential is driven by our price competitiveness, the actions of our competitors, brand recognition, and quality service delivered through our dedicated employees who embody the Progressive culture, among other factors. See “Competitive Factors” below for further discussion.

Our Personal Lines products are sold through both the agency and direct channels.
Agency Distribution Channel
•The agency personal vehicle business includes business written by our network of more than 40,000 independent insurance agencies located throughout the U.S., including brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with our mandated procedures. The agents and brokers do not have authority to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The agency personal vehicle business also writes insurance through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total personal vehicle net premiums written through the agency channel represented 45% of our total personal vehicle volume in 2024, 46% in 2023, and 47% in 2022.
•Our personal property business is primarily written through the independent agency channel and through select agents under our Platinum program as part of our Destination Era strategy, discussed below. The total personal property net premiums written through the agency channel represented 74% of our total personal property volume in 2024, 77% in 2023, and 75% in 2022.
Direct Distribution Channel
•The direct vehicle business includes business written directly by us online and over the phone. The total net premiums written by the direct vehicle business represented 55% of our total personal vehicle volume in 2024, 54% in 2023, and 53% in 2022.
•Our direct personal property business is written by us over the phone and through HomeQuote Explorer® (HQX), our multi-carrier, direct-to-consumers online personal property offering. The HQX online buy button is available in almost every state. In addition to being able to quote and purchase our personal property products on HQX, consumers are able to quickly and easily compare homeowners insurance online from Progressive and other carriers. The total net premiums written by the direct personal property business represented 26% of our total personal property volume in 2024, 23% in 2023, and 25% in 2022.
We continue to provide personal auto customers in both the agency and direct channels the opportunity to improve their auto insurance rates based on their personal driving behavior through Snapshot®, our usage-based insurance (UBI) program. We offer Snapshot through our hardware-based and/or mobile-app versions in all states, other than California. We believe this mobile app improves the user experience. In addition to the personal benefits for our customers, the data collected via the mobile app affords us a unique perspective on vehicle operations, accidents, and mobile device usage. Our updated personal auto product models, discussed below, often also include Snapshot enhancements intended to improve its accuracy and competitiveness and broaden its applicability.
We seek to refine our product segmentation, underwriting models, and pricing over time, and we regularly elevate new product models. At any one time, we could have multiple product models in the marketplace, as new versions are rolled out on a state-by-state basis. Such new product models generally introduce new risk variables intended to improve the accuracy of matching rate to risk, increase our competitiveness, and/or make our products more attractive to specific market segments, among other enhancements.
In January 2024, we started rolling out our latest personal auto product offering, model 8.9, which contains new and expanded usage of external data and new coverage features. With the 8.9 model, we first introduced Progressive vehicle protection, a new car mechanical breakdown coverage that a customer can add to their Progressive personal auto insurance, for eligible vehicles, to help manage the cost of unforeseen vehicle repairs. As of December 31, 2024, 17 states, that represented about 40% of both companywide personal auto premiums and total personal auto policies in force, are on model 8.9 and, overall, we are seeing favorable conversion results with preferred business showing the most promising elasticities. Our 9.0 model is currently in execution planning, and we expect the first state to elevate in mid-2025. Design work on the 9.1 model is underway and being finalized.
During the fourth quarter 2024, we elevated our newest special lines product model (R17) in its first state, which continues to expand segmentation and acceptability. We will continue to roll out this product model during 2025.

We continued to advance our personal property product segmentation, pricing, and risk selection capabilities in 2024. Through the end of the year, we had 20 states elevated to our next generation product model, which represented just over 55% of our personal property net premiums written. Key features of our next generation product models (5.0 and higher) include expanded peril rating and the introduction of new rating variables. We continue to refine our model design and deployment processes to increase quality and speed to market.
Our Personal Lines business is focused on efforts to form deeper and longer-term relationships with our customers through our Destination Era strategy, which supports the pursuit of our vision described above. Through this strategy, we seek to leverage our personal auto business with that of our personal property business, as well as insurance and non-insurance products offered by unaffiliated third parties, to provide our customers access to a range of products addressing their diverse needs, with the option to “bundle” certain of the products together. Bundled products are an integral part of our consumer offerings and an important part of our strategic agenda. Customers who prefer to bundle represent a sizable segment of the insurance market, and our experience is that they tend to stay with us longer and generally have lower claims costs.
Our Destination Era strategy involves a number of initiatives, including:
•In our agency distribution channel, we offer customers the opportunity to bundle our personal auto, special lines, and personal property offerings. To further drive bundling in the agency channel, we offer the Platinum program to those select agents who have the appropriate customers for our bundled offering. This program combines our personal auto and property insurance with the compensation, coordinated policy periods, single event deductible, and other features that meet the needs and desires that our agents have expressed. As of December 31, 2024, we had nearly 7,100 Platinum agents.
•We offer independent agents an agency quoting system that makes it easier for them to bundle multiple policies with us. Our “Portfolio” quoting system reduces data entry, displays all available products eligible for bundled quotes, simplifies the agents’ experience on third-party comparative rater systems, and provides agents and their customers an overview of premium, bundle savings, and applied discounts to allow them to add or remove products with one click. Portfolio is available for all agents appointed to write new business where we offer personal property products.
•In the direct channel, we bundle Progressive personal auto with our personal property products in almost all states, as well as with homeowners and renters products provided by unaffiliated insurance carriers nationwide. We offer these bundles by providing a single destination to which consumers may come for both their personal auto and property insurance needs. In many cases, we may offer discounts to incentivize or reward this bundling.
•Where available, our special lines products and umbrella insurance can be combined with any of the personal auto, homeowners, or renters coverages that we offer, in either the direct or agency channel.
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
Commercial Lines
The Commercial Lines operating segment writes auto-related liability and physical damage insurance, business-related general liability and commercial property insurance predominately for small businesses, and workers’ compensation insurance primarily for the transportation industry. The Commercial Lines business accounted for 15% of our total net premiums written in 2024, 16% in 2023, and 18% in 2022.
Unless otherwise noted, the following discussion focuses on our commercial auto business and, therefore, excludes business owners’ policy (BOP) and workers’ compensation products, which are discussed below.
We offer our commercial auto products in all states, excluding the District of Columbia. Our commercial auto customers insure approximately two vehicles per policy, excluding large fleet policies. During 2024, we wrote about 90% of our commercial auto business through the agency channel, excluding transportation network company (TNC), which is all written through the direct channel.
There are approximately 340 competitors in the total U.S. commercial auto market. We primarily compete with about 60 other large companies/groups, each having over $200 million of commercial auto premiums written annually. Progressive and these leading commercial auto insurers comprise 87% of this market. Progressive has ranked number one in the U.S. commercial auto market since 2015, and we believe that we continued to hold that position for 2024.

The core commercial auto business (which excluded TNC business and our Progressive Fleet & Specialty Programs (Fleet & Specialty) products) operates in the following commercial auto business market targets (BMT):
•For-hire specialty – dump trucks, log trucks, and garbage trucks used by dirt, sand and gravel, logging, garbage/debris removal, and coal-type businesses,
•For-hire transportation – tractors, trailers, and straight trucks primarily used by regional general freight and expeditor-type businesses and long-haul operators,
•Tow – tow trucks and wreckers used in towing services and gas/service station businesses,
•Contractor – vans, pick-up trucks, and dump trucks used by light contractors (e.g., painters, plumbers, landscapers), and heavy construction, and
•Business auto – autos, vans, pick-up trucks used by small businesses (e.g., retailing, manufacturing, farming) and for-hire livery (e.g., non-fleet (i.e., five or fewer vehicles) taxis, black-car services, and airport taxis).
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
During 2024, we rolled out new product models across our core commercial auto and our Fleet & Specialty medium fleet products. Our latest deployed core commercial auto product model was in 14 states at December 31, 2024, which represented about 50% of our core commercial auto net premiums written. We also completed development of our next product model that we began to roll out in early 2025. Our Fleet & Specialty new medium fleet model was in 46 states at the end of 2024.
Similar to Snapshot in the personal auto business, the Commercial Lines business offers its commercial auto customers UBI options. Smart Haul® is the UBI program that uses driving data from a motor carrier’s existing electronic-logging device. Smart Haul offers owner operators and small fleets the ability to receive discounts on their insurance by sharing their electronic logging device generated data with us. Snapshot ProView® is the UBI program for commercial auto customers without their own electronic logging device. Snapshot ProView allows customers to earn upfront discounts and provides value-added services, like fleet management and personalized tips, to encourage safe driving. Both programs are available in nearly all states.
In addition to the BMTs listed above, as of December 31, 2024, we provided commercial auto coverage in the TNC business to Uber Technologies subsidiaries in 16 states and to Lyft’s rideshare operations in 4 states. TNC represented 15% of our Commercial Lines net premiums written in 2024, 13% in 2023, and 10% in 2022. Premiums written in our TNC business are determined in part by estimating the number of miles to be driven over the life of the policy term, on a policy-by-policy basis. These premium estimates are adjusted monthly based both on actual miles driven and an estimate of miles to be driven during the remaining policy term. During 2024, our TNC business experienced a significant increase in rideshare miles traveled compared to 2023.
Our Commercial Lines business also offers business-related general liability and property insurance through our BOP insurance. These products are geared specifically to small businesses and at year-end 2024 were available to agents in 46 states, excluding the District of Columbia, with plans to expand to additional states during 2025. Our new BOP product model was in 24 states that represented approximately 75% of our trailing 12-month countrywide BOP premiums as of the end of 2024.
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

Reinsurance
Our reinsurance activity includes both transactions which are regulated and those that are non-regulated. The regulated programs include several mandatory state pools, such as the Michigan Catastrophic Claims Association, Florida Hurricane Catastrophe Fund (FHCF), and North Carolina Reinsurance Facility, as well as the government-backed NFIP and other reinsurance facilities required by specific states for various lines of business. All of these programs are governed by the federal government or an individual state’s insurance regulations.
Our non-regulated transactions represent voluntary external reinsurance arrangements related to portions of our personal property and Commercial Lines businesses; we do not reinsure our personal vehicles business outside of the regulated programs discussed above.
Personal Property Programs
The reinsurance program in our personal property business is designed to reduce overall risk while, to the extent of coverage purchased, protecting capital from the costs associated with catastrophic events. The personal property program includes contracts that cover multi-year periods. During 2024, we also maintained an excess of loss (XOL) reinsurance treaty covering our personal umbrella business; we chose not to reinsure our personal umbrella business in 2025.
The occurrence XOL program, which is in place from June 1, 2024 through May 31, 2025, supports the goal of maintaining adequate capital and is comprised of privately placed reinsurance, reinsurance placed through catastrophe bond transactions, and coverage obtained through the FHCF. Under the 2024 occurrence XOL program, we are responsible for the first $200 million of losses and allocated loss adjustment expenses (ALAE) for the first event. We may be responsible for additional losses if we experience more than two such events or if claims incurred exceed the maximum coverage limits of the reinsurance that is then in place. The coverage limits, net of retention but including the shared limit coverage discussed below, in place at December 31, 2024, were as follows:
•$2.1 billion for a first event in Florida; and
•$1.8 billion for a first event outside of Florida.
Portions of the reinsurance coverage limits above only provide coverage for hurricanes and tropical storms as designated by the U.S. National Weather Service (named storms).
Coverage for a second event (and, potentially, for subsequent covered events) under the occurrence XOL program would depend on several factors, including the location and the extent of covered losses of the earlier events in the contract period. Portions of our program include reinstatement limits providing coverage for subsequent events. Some portions of our occurrence XOL program have an obligatory reinstatement of coverage. Reinstatement premiums would have no effect on our results of operations since, per our contracts, we have separate reinsurance to cover these situations. During 2024, no losses were ceded under the occurrence XOL program that is currently in place or the occurrence XOL that was in place from June 1, 2023 through May 31, 2024.
In support of our annual occurrence XOL program, with a risk period effective June 1, 2025 through May 31, 2026, we issued all perils per occurrence catastrophe bonds in the amount of $275 million, which replaced the catastrophe bonds that mature prior to that risk period, including $200 million in named storm bonds that matured on December 23, 2024 and $135 million that are scheduled to mature on March 16, 2025.
Included in the occurrence XOL, from June 1, 2024 through December 31, 2024, we had shared limit coverage in our reinsurance program that provided $175 million of coverage for named storms. This reinsurance arrangement can, depending on the circumstances, provide additional coverage for a significant covered event, or provide coverage for aggregate losses under our occurrence XOL retention. During 2024, no losses were ceded under this “hurricane season” coverage. We have renewed this coverage from June 1, 2025 through December 31, 2025 (i.e., the 2025 hurricane season) for $175 million of coverage.

During 2024, our personal property business also had an aggregate XOL program structure with multiple layers providing coverage for catastrophe losses and ALAE. No losses were ceded under this aggregate XOL agreement during 2024. In January 2025, we entered into a new aggregate XOL for claims occurring in 2025. As part of the excess of loss program for 2025, we also entered into a severe convective storm modeled loss aggregate cover. A severe convective storm is a type of thunderstorm characterized by strong winds, heavy rain, large hail, thunder, lightning, and sometimes tornadoes. This modeled loss cover uses a third-party model to simulate weather patterns across the U.S. to generate loss estimates. The layers for the aggregate XOL programs active in 2024 and 2025 provided coverage, as follows:

Policy for claims occurring in the year ended December 31,	2025			2024
Coverage terms (millions)	Modeled Loss	First Layer	Second Layer	First Layer	Second Layer
Retention	$665	$450 to $475	$525	$450 to $475	$525
Total coverage, net of retention	$15	$75	$100	$85	$100
Per occurrence deductible before each loss could be considered for aggregation, dependent on the peril covered	$0	$5 or $8	$20 or $25	$5 or $8	$20 or $25
Per event coverage limit, net of the per occurrence deductible, dependent on the peril covered	$50	$43 or $45	$175 or $180	$43 or $45	$175 or $180
The first layer of coverage under the aggregate XOL program does not provide coverage for named storms. The second layer includes coverage for named storms and other types of perils (e.g., wildfires, winter storms, and severe thunderstorms). The second layer also includes a secondary coverage part with a retention threshold of $425 million that shares the same $100 million limit mentioned above. The secondary coverage portion only provides coverage for named storms. Any one portion of the aggregate XOL program does not have to be exhausted before the other portions can be applied.
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
For the large fleet commercial auto business, we retain the first $2 million, per occurrence, and have a coverage limit, net of retention, of up to $3 million. The retention threshold for the BOP excess of loss agreement is $2 million, for each property loss. Lastly, for the workers’ compensation product, we have catastrophe workers’ compensation coverage up to $74 million per occurrence pursuant to a $20 million maximum one-life sublimit. In general, we retain approximately $1 million per occurrence on workers’ compensation through the use of excess of loss and quota-share reinsurance.
For our TNC product, the amounts retained vary by state and cost-sharing agreements are in place with companies owned by the TNC company. Recoverable balances under these arrangements are required by our contracts to be collateralized (i.e., secured by assets held by an independent third party or a letter of credit issued by a commercial bank) at a target of over 100% of the recoverable balance. During 2023, a portion of the business was ceded to a reinsurance agreement written by a third-party reinsurer.
Program Evaluation
We evaluate our reinsurance programs during our renewal discussions, if not more frequently, to ensure they continue to effectively address the company’s risk tolerance. We plan to continue to assess our ability to assume more risk with the availability and costs of various types of reinsurance contracts. See Item 1A, Risk Factors – II. Insurance Risks and – VI. Credit and Other Financial Risks below and Note 7 – Reinsurance in our 2024 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K (the Annual Report) for more information.

Claims
Our employees handle nearly all of our Personal Lines vehicle and Commercial Lines claims from either physical claims offices throughout the U.S. or through a virtual environment, and are supported by centralized functions at our corporate offices and a nationwide network of about 3,700 third-party repair shops. During 2024, we used independent claim adjusters opportunistically in our vehicle businesses to help support our claim employees in managing our claims inventory and to timely respond to our customers impacted by certain catastrophe events. While not intended to be a significant part of our claims handling model for these businesses, we may use independent adjusters from time to time.
For our Personal Lines property business, we manage claims through a network of independent claim field adjusters and employee claim representatives who manage the overall claims process. As of December 31, 2024, we had about 1,250 claim employees to handle our personal property claims.
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
We rely heavily on technology to operate our business and on extensive data gathering and analysis to segment markets and price accurately according to risk. We have remained competitive by refining our risk measurement and price segmentation skills, closely managing expenses, and achieving operating efficiencies. High-quality customer service, fair and accurate claims adjusting, and strong brand recognition are also important factors in our competitive strategy. Competition in our insurance markets is also affected by the pace of technological developments. An insurer’s ability to adapt to change, innovate, develop, implement and use new applications and other technologies can affect its competitive position. In addition, our competitive position could be adversely impacted if we, or one of our third-party vendors, experience a cybersecurity attack or incident or we are unable to maintain uninterrupted access to our systems, business functions, and the systems of certain third-party providers. See Item 1A, Risk Factors and Item 1C, Cybersecurity below for more information.
In addition, there has been a proliferation of patents related to new ways in which technologies can affect competitive positions in the insurance industry. Several of our competitors have many more patents than we do. Some of the patents we currently hold include two patents on the Name Your Price® functionality on our website (expiring in 2028 or after), a usage-based insurance patent (expiring in 2032 or after), three multi-product quoting patents (expiring in 2032 or after), three patents for our implementation of a mobile insurance platform and architecture (expiring in 2032 or after), a patent on our system of providing customized insurance quotes based on a user’s price and/or coverage preferences (expiring in 2033 or after), two patents for our loyalty call routing system (expiring in 2033 or after), two patents for a multivariate predictive system that processes usage-based data (expiring in 2035 or after), four patents for the implementation of chatbots in online quoting and servicing (expiring in 2038 or after), two patents for our Commercial Lines business classification system (expiring in 2039 or after), three patents for our automated document classification system (expiring in 2040 or after), and two patents for embedded quoting (expiring in 2043 or after).
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

Insurance Regulation
Our insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of our insurance subsidiaries is licensed and subject to regulation in each of the 50 states, the District of Columbia, Bermuda, and Canada and its provinces. We also have subsidiaries that write excess and surplus lines, which are regulated in a different fashion that generally offers additional product flexibility. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its jurisdiction of domicile. Our domestic insurance subsidiaries are domiciled in the states of Florida, Illinois, Indiana, Louisiana, Michigan, New Jersey, New York, Ohio, Texas, and Wisconsin. In addition, California and Florida treat certain of our subsidiaries as domestic insurers for certain purposes under their “commercial domicile” laws.
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
Insurance departments establish and monitor compliance with capital and surplus requirements. Although the ratio of written premiums to surplus that the regulators will allow is a function of a number of factors (including applicable laws, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write historically have been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1 for property and casualty insurance, which is generally the target for our vehicle businesses; however, certain states have permitted us to target a premiums-to-surplus ratio for our personal vehicle insurance companies in excess of 3 to 1 based on our strong financial condition. Our personal property business maintains a lower premiums-to-surplus ratio. Thus, the amount of an insurer’s statutory surplus, in certain cases, may limit its ability to grow its business. At year-end 2024, we had net premiums written of $74.4 billion and statutory surplus of $27.2 billion. The combined premiums-to-surplus ratio for all of our insurance companies was 2.7 to 1 at December 31, 2024. In addition, as of January 31, 2025 we had access to $3.9 billion of securities held in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth or for other purposes.
The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to identify and take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is determined by a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. At December 31, 2024, our RBC ratios were in excess of minimum requirements.

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
Insurance holding company laws enacted in many jurisdictions authorize insurance departments to regulate acquisitions of insurers and certain other transactions and to require periodic disclosure of specified information. These laws impose prior approval requirements for certain transactions between insurers and their affiliates and generally regulate dividend and other distributions, including loans and cash advances, between insurers and their affiliates. See Note 8 – Statutory Financial Information in the Annual Report for further discussion.
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
As mentioned above, insurance departments have regulatory authority over many other aspects of an insurer’s insurance operations, including coverages, forms, rating criteria, and rate levels. The ability to implement changes to these items on a timely basis is critical to our ability to compete effectively in the marketplace. Rate regulation varies from “use and file,” to “file and use,” to “prior approval.”
Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment products or to respond to perceived investment risks, while others reflect concerns about consumer privacy, insurance availability, prices, allegations of unfair-discriminatory pricing, underwriting practices, and solvency. In recent years, legislation, regulatory measures, and voter initiatives have been introduced, and in some cases adopted, which deal with use of consumer information, cybersecurity, use of credit and other information in underwriting and rating, insurance rate development, use of artificial intelligence and algorithms, rate of return limitations, and the ability of insurers to cancel or non-renew insurance policies. In addition, from time to time, the U.S. Congress and certain federal agencies have investigated the current condition of the insurance industry to determine whether federal regulation is necessary. The Federal Insurance Office is required to collect information about the insurance industry and monitor the industry for systemic risk.
See Item 1A, Risk Factors below for more information.

Investments
Our investment portfolio, which had a fair value of $80.3 billion at December 31, 2024, compared to $66.0 billion at December 31, 2023, consists of fixed-maturity securities, short-term investments, and equity securities (nonredeemable preferred stocks and common equity securities). Our fixed-maturity securities, short-term investments, and nonredeemable preferred stocks are collectively referred to as fixed-income securities. Our principal investment goals are to manage our portfolio on a total return basis to support all of the insurance premiums that we can profitably write and contribute to our comprehensive income. In our actively managed fixed-income securities portfolio, we believe that, in addition to many traditional considerations of fixed-income investing, there is less risk in securities that score higher across various environmental, social, and governance factors. Therefore, we consider these assessments when evaluating these investment decisions. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities.
Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. For securities related to our investment portfolios, total investment income includes interest, dividends, accretion, amortization, net realized gains (losses) on securities sold, and net holding period gains (losses) on securities (composed primarily of valuation changes on equity securities). Total investment income, before expenses and taxes, was $3.1 billion in 2024, compared to investment income of $2.3 billion in 2023 and an investment loss of $0.7 billion in 2022. On a pretax total return basis (i.e., total investment income plus changes in net unrealized gains (losses) on our fixed-maturity securities), our investment portfolio generated investment income of $3.3 billion in 2024 and $3.8 billion in 2023, compared to an investment loss of $4.3 billion in 2022. For more detailed discussion of our investment portfolio, see Note 2 – Investments, Note 3 – Fair Value, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.
Service Businesses
Our service businesses, which represented less than 1% of our total revenues at December 31, 2024, 2023, and 2022, and did not have a material effect on our overall operations, primarily include our commission- or fee-based businesses, where we often act as an agent for other insurance companies. We offer home, condominium, and renters insurance, among other products, written by affiliated and unaffiliated insurance companies in almost all states in the direct channel. We also offer our customers the ability to package their commercial auto coverage with other commercial coverages that are written by unaffiliated insurance companies. We receive commissions for the policies written under this program and allocate marketing and other administration costs associated with maintaining these programs.
Liability for Property-Casualty Losses and Loss Adjustment Expenses
The consolidated financial statements include the estimated liability for unpaid losses and LAE, which include ALAE (e.g., defense and cost containment expenses) and unallocated LAE (e.g., adjusting and other expenses), of our insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves, or IBNR) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through the end of the period. These estimates are subject to the effect of future trends on claims settlement, among other factors.
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

Human Capital
We believe that our people and our culture remain our most significant competitive advantage, and that having the right people working together in the right way is critical to driving our results, building our enduring business, and creating long-term shareholder value. Our culture is deeply rooted in our Core Values (Integrity, Golden Rule, Excellence, Objectives, and Profit) and is the foundation for our human capital management strategies to attract, hire, engage, and retain highly qualified employees.
Our People
We believe that our culture and continued success has enabled us to create a workplace composed of highly talented people across diverse markets and with a broad range of backgrounds and experiences.
Attract and Hire
We employ extensive recruiting practices with a goal of developing qualified and deep candidate pools and attracting candidates from both established and new sources. We believe that our recruitment efforts generally have enabled us to present high-potential pools of job candidates to our hiring managers. In turn, we train our hiring managers to identify and avoid unconscious biases they may have during the interview and selection process and the importance of employing individuals with different kinds of experiences and backgrounds. We believe these strategies collectively enhance our applicant pools and contribute to our continued success.
Engage and Retain
We understand that engaged employees are more productive, provide better service to our customers, and are more likely to stay with Progressive. Each year, we survey our people to measure their engagement. Our 2024 engagement and culture survey results placed us in the top 2% of all companies using the survey, which is designed by a nationally-known third party and administered in like form to over 1,200 employers in the United States. We use the results, along with other information, to evaluate our human capital strategies and the health of our culture.
Employee retention is an important part of our strategy. Our annualized employee retention rate for 2024 was 89%, up three points from the prior year, and, as of December 31, 2024, more than 17,000 employees had over 10 years of tenure at the company. Promoting from within is also a key part of our strategy. Many of our leaders, including most executive team members, joined Progressive in a more junior position and advanced to significant leadership positions within the organization. In 2024, we filled over 75% of our open positions above entry level by promoting from within, including just over 2,100 managerial positions. As of December 31, 2024, we had about 66,300 employees. We disclose our consolidated EEO-1 data on our website.
Supporting our People and Culture
We strive to support our employees by providing challenging work experiences, career opportunities, and a culture of learning. We are focused on coaching and development, which we believe promotes greater engagement in our business and improved individual performance.
Training and Development
We actively foster a learning culture and offer several leadership development programs, including a program open to employees of all backgrounds with a focus on leading inclusively. Two of our career development boot camps (IT Programmer and Analyst) are intended to accelerate career opportunities. Moreover, our career development resource, “Career Central,” encourages employees to take control of their careers through career exploration guides, recorded career journeys, discovery questionnaires to guide employees to roles that match their skills, and more. Available to new and tenured employees, our learning solutions are tailored to both individual contributors and leaders and cover a broad swath of skills and competencies. We also leverage our extensive contemporary art collection to offer training sessions to spark conversations about our culture, innovation, ethical obligations, and respecting our differences, among other things.
Employee Resource Groups
Over a decade ago, our first Employee Resource Groups (ERG) were created to help build communities for our employees. We have nine inclusive ERGs (Asian American Network, Disabilities Awareness Network, LGBTQ+ Network, Military Network, Network for Empowering Women, Parent Connection, Progressive African American Network, Progressive Latin American Networking Association, and Young Professionals Network), each one open to all employees at the company. We believe our

ERGs provide spaces for networking, understanding differences, and sharing experiences. Our first ERGs launched in 2007, and 44% of Progressive people belong to at least one ERG as of December 31, 2024.
Ethics
Our Core Values are the foundation for our Code of Business Conduct and Ethics, which provides clear expectations for all our people and confirms our commitment to high ethical standards and compliance with legal requirements. We provide ethics training, as well as regular communications, video series, and outside speakers presenting on themes such as Celebrate Disagreement, Core Conversations, and Courage at our Core, to emphasize our commitment to our ethical and legal responsibilities. Additionally, we have an “open door” policy that empowers every employee to reach out to any manager or any human resource representative when they have a question or concern or they want to share an idea. We also provide a confidential Alertline that is available for employees and others who want to raise a concern anonymously. We encourage our people to speak up, and when they do, we give timely attention to their concerns, take remedial action where appropriate, and do not discriminate or retaliate against them for reporting any concern to us in good faith.
Compensation and Benefits
We seek to provide competitive pay through a combination of fixed and variable compensation and have designed our compensation programs for employees to earn above market pay when company performance warrants it. We publish, internally, our competitive annualized base pay ranges and annual cash incentive targets for virtually all of our positions. As part of employee compensation, nearly all Progressive people participate in our annual cash incentive program, named Gainshare, which rewards the growth and profitability of our insurance businesses. We believe Gainshare contributes to the cooperative and collaborative way we work together and, in part, defines our culture. Our executives and other senior leaders also receive compensation in the form of equity awards, which we believe supports a strong pay-for-performance linkage and further aligns their interests with those of our shareholders. We monitor overall pay equity among employees with similar performance, experience, and job responsibilities, and publish the results annually on our website.
Our employee benefits are intended to be competitive and to support the needs of our people and their families. We invest in physical, emotional, and financial health of Progressive people by providing a broad range of benefits, including: medical, prescription drug, dental, and vision benefits; a 401(k) plan with up to a 6% company match; life insurance; long- and short-term disability insurance; and paid parental leave following birth, adoption, or placement of a foster child. Our health and wellness offerings include on-site fitness centers, a medical clinic, and health seminars. We provide several on-site and online offerings, such as fitness classes and health discussions, to meet the needs of our employees who are working remotely. We continue to offer a variety of health and wellness programs accessible to employees working from the office or remotely. We also offer an Employee Assistance Program that provides 24-hour support, flexible work arrangements, and provide paid time off to help our people balance their work and personal lives.
Diversity, Equity, and Inclusion
We believe that in order to be consumers’, agents’, and business owners’ number one destination for insurance and other financial needs, we need to anticipate and understand the needs of our customers. Therefore, we aspire to take full advantage of the rich diversity of our employees’ unique backgrounds, experiences, skills, talents, and perspectives.
For Progressive, our inclusive workplace philosophy is not represented by just a program, initiative, or singular goal. We take a holistic approach guided by four primary objectives, which have been in place for several years: (1) to maintain a fair and inclusive work environment; (2) to reflect the customers we serve; (3) for our leaders to reflect the people they lead; and (4) to contribute to our communities.
We’re committed to creating an environment where all our people feel welcomed, valued, and respected, and we integrate this commitment into our workplace. We support inter-cultural and inter-personal awareness among our employees by offering formal training sessions and workshops focused on building our overall awareness and individual competencies to address difficult topics and foster an inclusive culture. This includes hosting regular IQ Inclusion QuarterlySM events which feature a series of speakers, discussion groups, and storytelling focused on themes such as embracing vulnerability and increasing collaboration. We also have companywide Courageous Conversations and Speakers Bureau programs, where presenters and facilitators lead work teams in discussions around topics such as the development of inclusive behaviors.
We support efforts to contribute to our communities, through our Keys to Progress® programs (which provide vehicles to veterans and veteran-focused organizations), and by supporting programs which furnish homes for individuals emerging from homelessness, our various education and engagement efforts, and our financial contributions to various community organizations.

For over 20 years, we also have contributed to The Progressive Insurance Foundation. Through the Name Your Cause® program, each employee can recommend an eligible charity to receive a fixed amount of the Foundation’s charitable giving without requiring the employee make an out-of-pocket donation. This is the Foundation’s way of supporting causes and reaching communities across the country where our people, and our customers, live and work. Since 2020, Progressive has also contributed, either directly or through the Foundation, to national charitable organizations identified by our ERGs.
Available Information
Our website is located at progressive.com. Except as expressly noted herein, the information on this website is not incorporated by reference in, and does not form part of, this Form 10-K. As soon as reasonably practicable, we make all documents that we file with, or furnish to, the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, available free of charge via our website at progressive.com/investors. These reports are also available on the SEC’s website: https://www.sec.gov. Information on our website does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Progressive filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate such information by reference in such a filing.

ITEM 1A. RISK FACTORS
I. Summary
Our business involves various risks and uncertainties, certain of which are discussed in this section. Management divides these risks into five broad categories in assessing how they may affect our financial condition, cash flows, and results of operations, as well as our ability to achieve our strategic business goals and objectives. Our risk categories include:
•Insurance Risks - risks associated with assuming, or indemnifying for, the losses or liabilities incurred by policyholders,
•Operating Risks - risks stemming from external or internal events or circumstances that may affect our insurance operations directly or indirectly,
•Market Risks - risks that may cause changes in the value of assets held in our investment portfolios,
•Liquidity Risk - risk that our financial condition will be adversely affected by the inability to meet our short-term cash, collateral, or other financial obligations, and
•Credit and Other Financial Risks - risks that the other party to a transaction will fail to perform according to the terms of a contract, or that we will be unable to satisfy our obligations when due or obtain capital when necessary.
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
Our business and that of other insurers may be adversely affected by a downturn in general economic conditions and other forces beyond our control. Issues such as unemployment rates, the number of vehicles sold, technological advances, home ownership trends, inflation or deflation, tariffs, consumer confidence, and construction spending, among many other factors, will have a bearing on the amount of insurance that is purchased by consumers and small businesses and the costs that we incur. Also, to the extent that we have a concentration of business in one or more states or regions of the country, general economic conditions in those states or regions may have a greater impact on our business.
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

•our ability to timely recognize changes in trends and to predict both the severity and frequency of future losses with reasonable accuracy
•our ability to predict changes in operating expenses with reasonable accuracy
•our ability to reflect changes in reinsurance costs in a timely manner
•the development, selection, and application of appropriate rating formulae or other pricing methodologies
•our ability to innovate with new pricing strategies and the success of those strategies
•our ability to implement rate changes and obtain any required regulatory approvals on a timely basis
•our ability to predict policyholder retention accurately
•unanticipated court decisions, legislation, or regulatory actions
•the frequency, severity, duration, and geographic location and scope of severe weather, and other catastrophe events, which may become more severe and less predictable as a result of climate change
•our ability to understand the impact of ongoing changes in our claim settlement practices
•changing vehicle usage and driving patterns, which may be influenced by epidemics, pandemics, other widespread health risks, or changes in oil and gas prices, among other factors, changes in residential occupancy patterns, and the sharing economy
•advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or partially autonomous vehicles
•unexpected changes in the medical sector of the economy, including medical costs and systemic changes resulting from national or state healthcare laws or regulations
•unforeseen disruptive technologies and events
•the ability to understand the risk profile of significant customers, such as transportation network companies
•unanticipated changes in auto repair costs, auto parts prices, used car prices, construction requirements, labor and materials costs, and the imposition and impacts of tariffs
We are seeing various insurance regulations, legislative and regulatory challenges, political initiatives, and other societal pressures that seek to limit or prohibit the use of specific rating factors in insurance policy pricing, such as credit, education, and occupation. In our view, these efforts have the potential to significantly undermine the effectiveness of risk-based pricing. If we are unable to use rating factors that have been shown empirically to be highly predictive of risk, we may not be able to as accurately match insurance rates to the applicable risks, which may significantly adversely impact our insurance operating results.
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
Our financial statements include loss reserves, which represent our best estimate as of the date of the financial statements of the amounts that our insurance subsidiaries ultimately will pay on claims that have been incurred, and the related costs of adjusting those claims. There is inherent uncertainty in the process of establishing property and casualty insurance loss reserves, which can arise from a number of factors which are, or can be, affected by both internal and external events including:
•the availability of sufficient, reliable data
•the difficulty in predicting the rate and direction of changes in frequency and severity trends, including the effects of inflationary pressures or other factors, for multiple products in multiple markets
•unexpected changes in medical costs, auto repair costs, or the costs of construction labor and materials
•the imposition and impacts of tariffs
•labor shortages, which can impact loss expenses directly through higher labor costs, and indirectly through delays in services or through lower quality, as companies hire less experienced workers to perform services
•unanticipated changes in governing statutes and regulations
•new or changing interpretations of insurance policy provisions and coverage-related issues by courts

•the outcome of lawsuits against us or our competitors, including unanticipatedly high jury verdicts or punitive damage awards
•the effects of changes in our claims settlement practices
•our ability to recognize fraudulent or inflated claims
•the accuracy of our estimates regarding claims that have been incurred but not recorded as of the date of the financial statements, including those arising from severe weather or other catastrophe events
•the accuracy and adequacy of actuarial techniques and databases used in estimating loss reserves
•the accuracy of the modeling tools that we use, which rely on the assumption that past loss development patterns will persist into the future and vary in the rate at which they incorporate changes in data
•the accuracy and timeliness of our estimates of loss and loss adjustment expenses as determined for different categories of claims
The ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. Consequently, ultimate losses paid could materially exceed reported loss reserves and have a material adverse effect on our financial condition, cash flows, or results of operations.
Our insurance operating results have been and likely will continue to be materially adversely affected by severe weather and other catastrophe events, and climate change may be exacerbating these events and their impacts.
Our insurance operating results have periodically been, and in the future likely will continue to be, materially adversely affected by natural events, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, or by other events, such as explosions, terrorist attacks, cyberattacks, epidemics, pandemics or other widespread health risks, riots, and hazardous material releases. The frequency, severity, duration, geographic location, and scope of such events are inherently unpredictable. Moreover, climate change may be contributing to the increase in frequency of severe weather events and other natural disasters, how long they last, and how much insured damage they cause, and may change where the events occur. Catastrophe losses have in the past, and may in the future, adversely affect the profitability of our property business more than they affect the profitability of our other businesses. In addition, our property business has a concentration of policies in force in states with significant exposure to hurricanes and hailstorms and its results have in the past been impacted by catastrophe events in these states to a greater relative degree than some other insurers.
The extent of insured losses from a catastrophe event is a function of our total insured exposure in the area affected by the event, the nature, severity, and duration of the event, and the extent of reinsurance that we have obtained with respect to such an event. We use catastrophe modeling tools to help estimate our exposure to such events to price our products and to estimate our losses arising from catastrophe events. Those tools are based on historical data and other assumptions that limit their reliability and predictive value, and they may become even less reliable due to climate change. Therefore, our forecasting efforts may generate projections and loss estimates that prove to be materially inaccurate. As a result, an increase in the frequency, severity or duration, or unanticipated changes in geographic location or scope, of severe weather or other catastrophes could materially adversely affect our financial condition, cash flows, and results of operations.
Our success will depend on our ability to continue to accurately predict our reinsurance needs, obtain sufficient reinsurance coverage for our property and other businesses at reasonable cost, and collect under our reinsurance arrangements.
Our property business relies on reinsurance contracts, state reinsurance funding, and catastrophe bonds (collectively, “reinsurance arrangements”) to reduce its exposure to certain catastrophe events. We also use reinsurance contracts to reinsure portions of our Commercial Lines business, including our workers’ compensation and business owners’ policies and the transportation network company business. See Item 1, Business – Reinsurance for further discussion. Reinsurance arrangements are often subject to a threshold below which reinsurance does not apply (often called the retention), so that we are responsible for all losses below the threshold from a covered event. Also, reinsurance policies typically have an aggregate dollar coverage limit, and, therefore, we are further exposed to the extent that our claims liabilities arising from a covered event exceed our reinsurance coverage. In addition, although the reinsurer is liable to us to the extent of the contractual reinsurance coverage, we remain liable under our policies to the insured as the direct insurer on all risks reinsured. As a result, we are subject to the risk that reinsurers will be unable to pay, or will dispute, our reinsurance claims, and this risk may be heightened to the extent climate change or other factors cause higher than anticipated losses for a reinsurer across its businesses. Further, the availability and cost of reinsurance are subject to prevailing reinsurance market conditions, which have been, and in the future could be, adversely impacted by the underwriting capacity of the reinsurance industry. That underwriting capacity can be influenced by several factors, including industry losses, changes in legal and regulatory guidelines, and the occurrence of significant reinsured events, such as weather-related catastrophes, among other things. Depending on the impact of any of these factors, we may not be able to obtain reinsurance coverage in the future at all or with commercially reasonable rates, terms, and conditions. The unavailability and/or increased cost of reinsurance could adversely affect our business volume, profitability, or financial condition.
III. Operating Risks
Our business depends on the secure and uninterrupted operation of our systems, facilities, and business functions and the operation of various third-party systems.
Our business is highly dependent upon our ability to perform necessary business functions in an efficient and uninterrupted manner. The shut-down, disruption, degradation, or unavailability of one or more of our systems or facilities, or the inability of large numbers of our employees to communicate in a largely hybrid work environment, for any reason, could significantly impair our ability to perform critical business functions on a timely basis. In addition, many of our critical business systems interface with and depend on third-party systems. An interruption or degradation of service from a third-party system for any reason, or a determination by a vendor to abandon or terminate support for a system, product, obligation, or service that is significant to our business, could significantly impair our ability to perform critical business functions, including, but not limited to, impeding customer interactions, preventing access to company or customer data, and interfering with our ability to send or accept electronic payments through credit card or debit card networks and the Automated Clearing House, among other payment systems. If sustained or repeated, and if an alternate system, process, or vendor is not immediately available to us, such events could result in a deterioration of our ability to write and process policies, provide high-quality customer service, resolve claims in a timely manner, make payments when required, or perform other necessary business functions. Also, system redundancy and other continuity measures may be ineffective or inadequate, and our business continuity and disaster recovery planning may not be sufficient for all eventualities. Any such event could have a material adverse effect on our financial results and business prospects, as well as cause damage to our reputation, brand, and customer goodwill. Catastrophe events that affect one of our larger office locations, a significant technology/data center, critical communications facilities, or one or more of our key vendors, may heighten this risk and any adverse effect.
Our business could be materially adversely affected by a security breach or other attack involving our technology systems or the systems of one or more of our vendors.
Our business requires that we develop and maintain large and complex technology systems, and that we rely on third-party systems and applications, to run our operations and to store the significant volume of data that we acquire, including the personal information of our customers and employees and our intellectual property, trade secrets, and other sensitive business and financial information. All of these systems are subject to “cyberattacks” by third parties with substantial computing resources and capabilities, which are becoming more frequent and more sophisticated, and to unauthorized or illegitimate actions by employees, consultants, agents, and other persons with legitimate access to our systems. Such attacks or actions may include attempts to:
•access our systems
•improperly use, steal, sell, corrupt, or destroy data or information, including our intellectual property, financial data, or the personal information of our customers, employees, or other individuals
•misappropriate funds or extract ransom payments
•commit fraud
•disrupt or shut down our systems
•deny customers, agents, brokers, or others access to our systems
•infect our systems with viruses or malware
Some of our systems and operations rely on third-party vendors, through either a connection to, or an integration with, those third parties’ systems or contracted personnel. This approach has increased, and may continue to increase, the risk of loss, corruption, or unauthorized access to or inappropriate disclosure of our data or information or the confidential information of our customers and employees, or other cyberattacks. Although we may review and assess third-party vendor cybersecurity controls, our efforts may not be successful in preventing or mitigating the effects of such events. Third-party risks may include, among other factors, the vendor’s lax security measures, data location uncertainty, and the possibility of data and information storage in inappropriate jurisdictions where laws or security measures may be inadequate.

We undertake substantial efforts and expend significant resources to protect our systems and sensitive or confidential data and information. Our information security efforts are designed to evolve with the changing security threat environment through ongoing assessment and measurement. This includes internal processes and technological defenses that are preventative or detective, and other controls designed to provide multiple layers of security protection. In addition, we seek to protect the security and confidentiality of data and information provided to our vendors under cloud computing or other arrangements through appropriate risk evaluation, security and financial due diligence, contracts designed to require high security and confidentiality standards, and review of third-party compliance with the required standards.
Our systems are being threatened on a regular basis and our efforts may be insufficient to prevent or defend against an attack. We, and certain of our third-party vendors, have experienced attacks and incidents in the past, and there can be no assurance that we, or any vendor, will be successful in preventing future attacks or incidents or detecting and stopping them once they have begun. Cybersecurity risks rapidly evolve and are complex, so we must continually adapt and enhance our processes and technological defenses. As we do this, we must make judgments about where to invest resources to most effectively protect ourselves from cybersecurity risks. These are inherently challenging judgements, and we can provide no assurance that processes and technological defenses that we implement will be effective.
Our business could be significantly damaged by a security breach, data loss or corruption, or cyberattack. In addition to the potentially high costs of investigating and stopping such an event and implementing necessary fixes, we could incur substantial liability if confidential customer or employee information is stolen. In addition, such an event could cause a significant disruption of our ability to conduct our insurance operations, adversely affect our competitive position if material trade secrets or other confidential information are stolen, and have severe ramifications on our reputation and brand, potentially causing customers to refrain from buying insurance from us or other businesses to refrain from doing business with us. Therefore, the occurrence of a security breach, data loss or corruption, or cyberattack, if sufficiently severe, could have a material adverse effect on our business results, prospects, and liquidity.
We must maintain a brand and reputation that is recognized and trusted by consumers.
We believe it is critical to our business that consumers recognize and trust the Progressive brand. Accordingly, we have made significant investments in our brand over many years. We undertake distinctive advertising and marketing campaigns and other efforts to maintain and improve our brand recognition, enhance perceptions of us, generate new business, and increase the retention of our current customers. We believe that maintaining and improving the effectiveness of our advertising and marketing campaigns relative to those of our competitors is particularly important in light of the significance of brand and reputation in the marketplace, including the continuing extensive advertising and marketing efforts and related expenditures within the insurance market. If our marketing campaigns are unsuccessful or are less effective than those of competitors, or if our reliance on a particular spokesperson or character is compromised, our business could be materially adversely affected.
Our brand and reputation also could be adversely affected by situations that reflect negatively on us, whether due to our business practices, adverse financial developments, perceptions of our corporate governance, perceptions of our purpose-driven brand, how we address employee matters and concerns, our approach to environmental, social, sustainability and corporate responsibility matters, investments in our portfolio, the conduct of our officers, directors, or employees, or other causes. It may also be harmed by the actions of third parties that are generally outside of our control, including agents, significant customers, or other businesses with which we do business or in which we invest, such as third-party providers that interface with our customers, unaffiliated insurers and other companies whose products we offer or make available to our customers, or other causes.
The negative impacts of these or other events may be aggravated as consumers, regulators, and other stakeholders increase or change their expectations, or adopt conflicting expectations, regarding the conduct of large public companies, environmental, social, and governance (ESG) standards, and sustainability and corporate responsibility efforts, programs, and initiatives. These expectations and standards are continually evolving and not always clear. Our practices may not change in the manner or at the rate that our various stakeholders expect. These impacts may be further complicated such that perceptions are formed through rapid and broad interactions using social media and other communication tools over which we have no control. Additionally, we may fail to meet our related commitments, targets, or aspirations in these areas, and also could determine that it is in the best interest of the company and our shareholders to prioritize other business priorities ahead of our efforts in these areas. Any such negative impact or event could decrease demand for our products or services, create difficulties in our ability to recruit and retain employees, negatively impact our stock price, and lead to greater regulatory scrutiny of our businesses, among other things.

Our success depends on our ability to innovate effectively and respond to our competitors’ initiatives.
Our ability to develop and implement innovative products and services, which may include technological advances, that are accepted and valued by our customers and independent agents is critical to maintaining and enhancing our competitive position. Innovations must be implemented in compliance with applicable insurance and other regulations and may require extensive modifications to our systems and processes and extensive coordination with and reliance on the systems of third parties. Technological and societal changes may lead to changes in customers’ preferences as to how they want to interact with us. As a result, if we do not handle these transitions effectively and bring such innovations to market with the requisite speed and agility, the quality of our products and services, our relationships with our customers and agents, and our business prospects, may be materially adversely affected. In addition, innovations by competitors or other market participants may increase the level of competition in the industry. If we fail to respond appropriately in a timely manner to those innovations and also to the evolving customer preferences, our competitive position and results may be materially adversely affected.
We must effectively manage complexity as we develop and deliver high-quality products and customer experiences.
Ongoing competitive, technological, regulatory, informational, and other developments result in significant levels of complexity in our products and in the systems and processes we use to run our businesses. The speed of some of these developments has increased and likely will continue to increase. Risks associated with these developments include:
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
The markets in which we sell insurance are highly competitive. We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other companies, potentially including existing insurance companies, vehicle manufacturing companies, “insurtech” companies, and other well-financed companies seeking new opportunities, or new competitors with technological or other innovations, also have entered these markets and may continue to do so in the future. Many of our competitors have substantial resources, experienced management, and strong marketing, underwriting, pricing, and technological capabilities. The property and casualty insurance industry is a relatively mature industry, in which brand recognition, marketing skills, innovation, operational effectiveness, pricing, scale, and cost control are major competitive factors. If our competitors offer similar insurance products at lower prices, offer such insurance products bundled with other products or services that we do not offer, are permitted to offer their products under different legal and regulatory constraints than those that apply to us, or engage in other successful competitive initiatives, our ability to generate new business, or to retain a sufficient number of our existing customers, could be compromised. In addition, because auto insurance constitutes a significant portion of our overall business, we may be more sensitive than other insurers to, and more adversely affected by, trends that could decrease auto insurance rates or reduce demand for auto insurance over time, such as advances in vehicle technology, autonomous or semi-autonomous vehicles, or vehicle-sharing arrangements. We may also be adversely affected in our Commercial Lines business, which represents a significant portion of our growth potential, by trends or events that decrease the demand for services offered by, or decrease the profitability of, the commercial auto market, including trucking businesses and ridesharing services. Additionally, our Commercial Lines business may be adversely affected by a loss of or reduction in geographic coverage from one or more customers, including transportation network company customers.
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
Our insurance businesses operate in highly regulated environments. Our insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states, the District of Columbia, Bermuda, and Canada and its provinces. Each jurisdiction has a unique and complex set of laws and regulations. In addition, certain United States federal laws impose additional requirements on businesses, including insurers, in a wide range of areas, such as the use of credit information, methods of customer communications, employment practices, and the reimbursement of certain medical costs incurred by the government. Our insurance subsidiaries’ ability to implement business plans and remain competitive while complying with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.
Most jurisdictions impose restrictions on, or require prior regulatory approval of, various actions by regulated insurers, which may adversely affect our insurance subsidiaries’ ability to operate, innovate, and obtain necessary rate adjustments in a timely manner. Compliance with laws and regulations often results in increased costs, which can be substantial to our insurance subsidiaries. These costs, in turn, may adversely affect our profitability or our ability or desire to grow or operate our businesses in the applicable jurisdictions. Our compliance efforts are further complicated by changes in the laws or regulations that apply to us and in the regulatory and judicial interpretations of those laws, including expansive regulatory authority and uncertainties in federal regulatory authority due to judicial interpretations of regulators’ actions. The pace of change, together with shorter time frames between enactment or promulgation and effectiveness of the changes, increases this risk.
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
Moreover, inconsistencies in requirements among the various states, or between state and federal requirements, or changes in regulatory priorities, may further complicate our compliance efforts, potentially resulting in additional costs for us.

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
Data privacy and security laws and regulations impose complex compliance and reporting requirements and challenges. Various jurisdictions have enacted or are considering privacy and security legislation or regulations. Each jurisdiction’s unique requirements, and the variations across the jurisdictions, present further ongoing compliance challenges. Compliance with these laws and regulations will result in increased costs, which may be substantial and may adversely affect our profitability or our ability or desire to grow or operate our business in certain jurisdictions.
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
New legislation or regulations may be adopted in the future that could materially adversely affect our operations, our growth, our competitive position, or our ability to write business profitably in one or more jurisdictions.
Misconduct or fraudulent acts by employees, agents, and third parties may expose us to financial loss, disruption of business, and/or regulatory assessments.
Our company and the insurance industry are inherently susceptible to past and future misconduct or fraudulent activities by employees, agents, vendors, customers, and other third parties. These activities could include:
•Fraud against our company, employees, and customers
•Unauthorized acts or representations, unauthorized use or disclosure of personal or proprietary data or information, deception, and misappropriation of funds, or other benefits
We have policies and procedures in place to promote ethical conduct and compliance with law by our employees, but these policies and procedures may not be fully effective. As a result, we could be exposed to financial loss, disruption of business, litigation, and regulatory assessments. These impacts have the potential to have a material adverse effect on our business.
Our ability to attract, develop, and retain talent, including employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.
Our success depends on our ability to attract, develop, compensate, motivate, and retain talented employees, including executives, other key managers, and employees with strong technological, analytical, and other skills and know-how necessary for us to run our insurance businesses, investment operations, and corporate functions, assess potential expansion into new products and business areas, and adapt to technological trends in our industry. Our loss of certain executives and key employees, or the failure to attract or retain talented executives, managers, and employees with varied backgrounds, skills, knowledge, and experiences, could have a material adverse effect on our business. These risks may be heightened when United States labor markets, or key segments of those markets, are especially competitive.
Our workplace policies or perceptions of those policies by current and potential employees, including policies with respect to virtual, hybrid, and in-person work protocols, could impact our ability to attract, onboard, and retain talent with needed skills, knowledge, and experiences.
In addition, we must forecast with reasonable accuracy sales and claims volume and other factors in changing business environments (for multiple products and business units and in many geographic markets), and we must adapt to increases in business due to additions of or expansions with significant customers, such as transportation network companies. In any such case, we must adjust our hiring and training programs and staffing levels appropriately. Our failure to recognize the need for such adjustments, or our failure or inability to react on a timely basis, could lead either to over-staffing or under-staffing in one or more business units or locations. In either such event, our financial results, customer relationships, employee morale, and brand could be materially adversely affected.

We use third-party labor to meet a portion of our staffing needs. Any significant loss in access to qualified external talent on a cost-effective basis could have an adverse effect on our business. Competitive labor markets can cause increased costs for third-party labor and those increases may be material.
Our success also depends, in large part, on our ability to maintain and improve the staffing effectiveness and culture that we have developed over the years. Our ability to do so may be impaired as a result of litigation against us, other judicial decisions, legislation or regulations, or other factors in the employment marketplace, as well as our failure to recognize and respond to changing trends and other circumstances that affect our employees or our culture, including any impact arising from a decrease in virtual and hybrid workers relative to recent market trends. In such events, the productivity of our workers and the efficiency of our operations could be adversely affected, which could lead to an erosion of our operating performance and margins.
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
We are making business decisions and undertaking certain investments and strategies in connection with our long-standing goal of growing as fast as we can, at or below a companywide 96 combined ratio on a calendar-year basis, as long as we can provide high-quality customer service. Our focus on achieving our underwriting profitability goal takes precedence over growth. Additionally, we have acquired and are developing, and may develop or acquire in the future, new insurance products, including those that insure risks that we have not previously insured, contain new coverages, or change coverage terms, as well as new non-insurance products and services. These new products and services may not be as profitable as our existing products and may not perform as well as we expect. In addition, new insurance products may entail new risks for us, including, without limitation, higher coverage limits and unfamiliar pricing, claims resolution, and loss reserving practices. Other new products and services may likewise change our risk exposures. The business systems, data, and models we use to manage those exposures may be less accurate or less effective than those we use with existing products.
We are evaluating other business models, both insurance and non-insurance related, and we have made, and are considering making additional, investments in different business areas. These activities may take the form of internal development, equity investments, strategic mergers or acquisitions, joint ventures, or strategic partnerships. These new ventures may require us to make significant expenditures, which may negatively impact our results in the near term, and if not successful, could materially and adversely affect our results of operations. While at the onset of the venture we would expect these projects to provide long-term value, there can be no assurance that our expectations will be realized.

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
We have developed, and used for many years, new technologies, including machine learning and other forms of artificial intelligence (AI), predictive models, algorithms and automated processes, and will in the future develop and use AI and other new technologies in our business. As with many technological innovations, the growing development and use of generative AI (GenAI) presents additional risks that may adversely affect our business. GenAI might produce or reveal datasets that are flawed or insufficient or contain biased information, which could result in unintentionally and unfairly discriminatory outcomes in our business processes. These deficiencies could also undermine the associated predictions, analysis, or decisions GenAI applications produce or the business decisions we make based on this information. We could face challenges on whether we use AI in our business processes in a responsible, compliant, and effective manner. Since GenAI is subject to public debate, and depending on how observers view our development and use of AI, we could be subject to criticism or experience an adverse impact on our brand or reputation, which could decrease demand for our products or services, create difficulties in our ability to recruit and retain employees and lead to greater regulatory scrutiny of our businesses. Additionally, one or more of our key vendors may begin to use AI in their business in a manner that does not meet existing or rapidly evolving regulatory standards. Furthermore, our competitors or other third parties may be able to incorporate GenAI into their products more quickly, or more successfully, than us.
Intellectual property ownership rights, including those associated with related copyrights, patent rights, GenAI inputs for model training, and other GenAI outputs, have not been fully interpreted by courts or regulations. Additionally, we are subject to new AI-focused regulations and regulatory expectations that could impose varied compliance and reporting requirements and challenges that could impact our operations or ability to write business profitably in one or more jurisdictions. For example, the National Association of Insurance Commissioners (NAIC) has adopted guiding principles on AI, as well as a model bulletin, to inform and articulate general expectations for businesses, professionals, and stakeholders across the insurance industry as they implement AI tools to facilitate operations. Nearly half of all departments of insurance have adopted the NAIC AI model bulletin. Other states have adopted or are considering alternatives, including comprehensive AI legislation or reminders that existing state laws pertain to AI activities, including laws regarding unfair claims and trade practices. We cannot predict what other regulatory actions may be taken with regard to AI but any limitations, or any failure or perceived failure by us to comply with any such requirements, could have an adverse impact on our business.
Any of these impacts could result in significant operational difficulties, reputational harm, litigation, and adverse actions by regulators, potentially increasing our costs or causing customers to refrain from buying insurance from us or other businesses to refrain from doing business with us, which could have a material effect on our business, financial condition, and results of operations.
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
•Prepayment or extension risk – applicable to certain securities in the portfolio, such as asset-backed securities and other bonds with call provisions, prepayment risk is the risk that, as interest rates change, the principal of such securities may be repaid earlier than anticipated, requiring that we reinvest the proceeds at less attractive rates. Extension risk is the risk that a security may not be redeemed when anticipated, adversely affecting the value of the security and preventing the reinvestment of the principal at higher market rates.
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
See Management’s Discussion and Analysis of Financial Condition and Results of Operations – IV. Results of Operations– Investments in the Annual Report for additional discussion of the composition of our investment portfolio as of December 31, 2024, and of the market risks associated with our investment portfolio.
New regulations and societal pressures relating to ESG and other public policy matters could negatively impact our returns or cause us to change our investing strategies in ways that could negatively impact our results.
The value of securities held in our portfolio could be materially adversely impacted as issuers or the businesses or assets underlying such securities are faced with new, potentially conflicting, laws or regulations or initiatives by regulators, investors, activists, or others, including those addressing ESG, sustainability, corporate responsibility or other public policy concerns. For example, the universe of securities that we are permitted to hold could be significantly narrowed by insurance regulators if we are prohibited from investing in certain industries or types of companies or we could be required to make additional disclosures when we acquire any such securities. Similarly, we could also face pressures from other stakeholders that seek to influence our investment decisions. These factors could cause a decline in the value of investments held in our portfolio, or cause us to change our investment strategy, which could increase our costs or reduce our returns relative to returns from other available investment opportunities.

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
Our dividend policy likely will result in varying amounts being paid to our common shareholders, or no payment in some periods, and the dividend policy ultimately may be changed in the discretion of the Board of Directors.
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
We have invested in and may in the future invest in, certain projects that we believe are entitled to tax-advantaged treatment under applicable federal or state law, including renewable energy development, historic property rehabilitation, and affordable housing, and we may make other tax-advantaged investments from time to time. Our investments in these projects are designed to generate a return through the realization of tax credits and, in some cases, through other tax benefits and cash flows from the project. These investments are subject to the risk that the underlying tax credits and related benefits may not be valid, and in some cases previously recorded tax credits can be challenged or are subject to recapture by the applicable taxing authorities if specific requirements are not satisfied. Many of the factors that could lead to the invalidity, challenge, or recapture of tax credits are beyond our control. The inability to realize these tax credits and other tax benefits could have a material adverse impact on our financial condition.
VII. Other
Our goal is to maximize the long-term value of the enterprise and we do not manage to short-term earnings expectations, which may adversely affect short-term results.
We believe that shareholder value will be increased in the long run if we meet or exceed the financial goals and policies that we establish each year. We do not manage our business to maximize short-term stock performance or the amount of any dividend that may be paid. Due to our focus on the long-term value of the enterprise, we may undertake business decisions and strategies and establish related financial goals that are designed to enhance our longer-term performance and value, while understanding that such decisions and strategies may not always similarly benefit short-term results, such as growth goals, our annual underwriting profit, dividend payouts, or earnings per share. We do not provide earnings estimates to the market and do not comment on earnings estimates by analysts. As a result, our reported results for a particular period may vary, perhaps significantly, from investors’ expectations, which could result in significant volatility in the price of our equity or debt securities. Our personal property business has caused, and is likely to continue to cause, additional volatility in our consolidated results.
Due to our focus on the long-term value of the enterprise, similar tradeoffs may be involved in our consideration of the interests of other stakeholders, including our employees, customers, agents, suppliers, and communities, as well as whether and how we respond to or address ESG, sustainability, and corporate responsibility initiatives, programs and efforts and other public policy matters that impact us. These types of initiatives and considerations are fast-evolving areas and determining appropriate responses and actions can be uncertain. Different stakeholders often have conflicting perspectives on these initiatives, programs and efforts, and considerations. Depending on how observers view our responses or our commitment to addressing such matters, we could be subject to criticism, adverse publicity, or campaigns, among other actions, by investors, activists, or others. Consequently, such factors and the related tradeoffs may adversely affect our financial performance or the market prices of our equity or debt securities.
Our business and results of operations could be adversely affected by epidemics, pandemics, or other widespread health risks.
Beginning with its emergence in 2020, COVID-19 increased many of the risks described above and impacted our business, operations, and financial results in several ways. We have discussed the associated risks and impacts of COVID-19 in our SEC filings beginning with its onset in 2020. We believe that the existing risks and impacts of COVID-19 are not currently material to our business. Any future epidemic, pandemic, or other widespread health risk, including a new variation of the COVID-19 virus, could exacerbate the impacts of many of the other risk factors described above and adversely affect our business. Depending on the duration and severity of any such epidemic, pandemic, or other widespread health risk, and the nature and extent of governmental responses to it, our business, our operations, and our financial results could be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We currently do not have any unresolved comments from the SEC staff.
ITEM 1C. CYBERSECURITY
Our business requires that we develop and maintain large and complex technology systems, and that we rely on third-party systems and applications, to run our operations and to store the significant volume of data and information that we acquire, including the personal information of our customers and employees and our intellectual property, trade secrets, and other sensitive business and financial information.
Our overall efforts to safeguard the information systems and confidential information critical to our operations include preventative and detective internal processes, technological defenses, and other controls designed to provide multiple layers of security protection. Our information security efforts are designed to evolve with the changing security threat environment through ongoing assessment and measurement. In our efforts to keep our data and technology systems secure, we leverage both the International Organization for Standardization (ISO) 27002 Security Framework for the body of security control requirements and the National Institute of Standards and Technology Cybersecurity Framework to assess the strength of our processes and defenses. This integrated approach to protect data and information systems is also built into our project management, development, and operations. To assess the effectiveness of our cybersecurity program and compliance with applicable rules, regulations, and laws, we employ a variety of internal resources to evaluate our environment, information systems, and processes. In addition, we engage third parties to test the vulnerability of our cybersecurity infrastructure on a regular basis and we have a third-party assessment performed annually.
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
Our Chief Security Officer (CSO) is ultimately responsible for cybersecurity at Progressive, with management oversight of the prevention, detection, mitigation, and remediation of cybersecurity incidents. The CSO reports directly to the Chief Financial Officer and provides regular cybersecurity updates to the CEO, other members of the executive team, and the Board of Directors’ Technology Committee. Assuming the role in 2012, our CSO has served in this capacity at Progressive for more than a decade and, prior to joining us in 2010, had over 10 years of cybersecurity experience in the banking industry in security and risk management leadership roles, primarily focused on cybersecurity and banking compliance, with additional experience in the areas of anti-money laundering and financial fraud. Our CSO is also a member of our Management Risk Committee, which leads our Enterprise Risk Management program, and as a member ensures that cybersecurity risks remain a focus of the overall risk management process.
The Technology Committee of the Board of Directors oversees our use of technology in business strategy as well as the major risks arising from our technology, digital and data strategies, legacy information systems, technology investments, data privacy, operational performance, cybersecurity programs, and technology-related business continuity and disaster recovery programs. The Technology Committee, which includes directors with technology experience, also oversees management’s effort to mitigate these risks. Technology Committee meetings typically occur five times a year. Generally, at these meetings, our CSO briefs the committee on cybersecurity-related matters.
Our systems are being threatened by cybersecurity incidents on a regular basis and our efforts may be insufficient to prevent or defend against incidents or an attack. We, and certain of our third-party vendors, have experienced attacks and incidents in the past, and there can be no assurance that we, or any vendor, will be successful in preventing future attacks or incidents or detecting and stopping them once they have begun. Through the date hereof, risks from cybersecurity threats, including prior incidents and attacks, have not materially affected, and we do not believe are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, we cannot guarantee that we will not be materially affected in the future. Cybersecurity risks evolve rapidly and are complex, so we must continually adapt and enhance our processes and defenses. As we do this, we must make judgments about where to invest resources to most effectively protect ourselves from cybersecurity risks. These are inherently challenging processes, and we can provide no assurance that processes and defenses that we implement will be effective. See Item 1A, Risk Factors – III. Operating Risks above for more information.

ITEM 2. PROPERTIES
All of our properties are owned or leased by subsidiaries of The Progressive Corporation and are used for office functions, as call centers, as data centers, for training, or for warehouse space.
At December 31, 2024, we owned 52 buildings located throughout the U.S. About half of these buildings are claims offices. Our owned facilities, which contain approximately 3.9 million square feet of space, are generally not segregated by segment. We own significant locations in Mayfield Village, Ohio and surrounding suburbs (including our corporate headquarters); Colorado Springs, Colorado; St. Petersburg, Florida; and Tampa, Florida.
We lease approximately 1.8 million square feet of space throughout the U.S. These leases are generally short-term to medium-term leases of commercial space.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Progressive Corporation’s Common Shares, $1.00 par value, are traded on the New York Stock Exchange (NYSE) under the symbol PGR.
Holders
We had 1,614 shareholders of record on January 31, 2025.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information about securities authorized for issuance under our equity compensation plans.
Performance Graph
See the Performance Graph section in our Annual Report.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
2024 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	195	$253.66	423,931	24,576,069
November	51	244.21	423,982	24,576,018
December	79	266.98	424,061	24,575,939
Total	325	$255.41
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under-leveraged capital. See Note 9 – Employee Benefit Plans “Incentive Compensation Plans - Employees” and “Incentive Compensation Plans - Directors” in our Annual Report, for a summary of our restricted equity grants.
In May 2024, the Board of Directors approved an authorization for the company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the fourth quarter 2024, all repurchases were accomplished in conjunction with our equity incentive awards at the then-current market prices; there were no open market purchases during the quarter.
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
ITEM 9B. OTHER INFORMATION
(b) Insider Trading Arrangements
During the fourth quarter 2024, certain executive officers entered into Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c). The executive officers’ plans provide for the sale of all of the shares issued upon vesting for certain outstanding equity awards previously granted to the applicable executive officer, excluding any shares withheld by the company to satisfy tax withholding obligations (see our Proxy Statement, as defined below, for a description of the company’s equity compensation plans).
Below are the details of each applicable Rule 10b5-1 trading arrangement:

Name	Title	Date Entered	Date Expires[1]
Officers
Jonathan S. Bauer	Chief Investment Officer	November 18, 2024	September 2, 2025
Patrick K. Callahan	Personal Lines President	November 18, 2024	October 1, 2025
1 Subject to the plan’s earlier expiration or completion in accordance with its terms.
Additional Information
President and CEO Susan Patricia Griffith’s annual letter to shareholders is included as Exhibit 99 to this Form 10-K and in our online shareholders’ report located on our investor relations website at: investors.progressive.com/financials.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in The Progressive Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2025 (the Proxy Statement).
Information relating to executive officers of Progressive follows. Unless noted below, all positions were with Progressive.

Name	Age	Offices Held and Last Five Years’ Business Experience
Susan Patricia Griffith	60	President and Chief Executive Officer
John P. Sauerland	60	Vice President and Chief Financial Officer
Karen B. Bailo	57	Commercial Lines President since October 2020; Commercial Lines Acquisition and Small Business General Manager prior to October 2020
Jonathan S. Bauer	47	Chief Investment Officer
Steven A. Broz	54	Chief Information Officer
Patrick K. Callahan	54	Personal Lines President
William L. Clawson II	55	Chief Human Resources Officer since December 2021; Compensation and Benefits Business Leader prior to December 2021
Remi Kent	49	Chief Marketing Officer since November 2021; Senior Vice President and Global Chief Marketing Officer of the Consumer Business Group of 3M Company (global manufacturing and technology company) prior to November 2021
Mariann Wojtkun Marshall	62	Vice President, Chief Accounting Officer, and Assistant Secretary
John Murphy	55	Claims President since December 2021; Customer Relationship Management President prior to December 2021
Lori Niederst	51	Customer Relationship Management President since December 2021; Chief Human Resources Officer prior to December 2021
David M. Stringer	50	Vice President, Secretary, and Chief Legal Officer since January 2024; Deputy General Counsel, Litigation and Employment, prior to January 2024
Andrew J. Quigg	45	Chief Strategy Officer
Delinquent Section 16(a) Reports. Any delinquent filings (if applicable) are incorporated by reference from the “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” section of our Proxy Statement.
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
Shareholder-Proposed Candidate Procedures. There were no material changes during 2024 to Progressive’s procedures by which a shareholder can recommend a director candidate. The description of those procedures is incorporated by reference from the “Other Matters - Procedures for Recommendations and Nominations of Directors and Shareholder Proposals - To Recommend a Candidate for our Board of Directors” section of our Proxy Statement.
Audit Committee. Incorporated by reference from the “Other Board of Directors Information - Board Committees - Audit Committee” section of our Proxy Statement.
Financial Expert. Incorporated by reference from the “Other Board of Directors Information - Board Committees - Audit Committee” section of our Proxy Statement.
Insider Trading Policies and Procedures. Progressive has adopted insider trading policies and procedures, which are included as Exhibit 19 to this Form 10-K and discussion of which is incorporated by reference from the “Other Matters - Insider Trading Policies and Procedures” section of our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the sections of our Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Other Board of Directors Information - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation Programs and Risk Management.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following information is set forth with respect to our equity compensation plans at December 31, 2024.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
Equity compensation plans approved by security holders
Employee Plans:
2024 Equity Incentive Plan	21,822	[2]	NA	10,162,765	[3]
2015 Equity Incentive Plan	2,483,840	[2]	NA	380,365	[3]
Director Plans:
Amended and Restated 2017 Directors Equity Incentive Plan	14,649		NA	376,883	[4]
Equity compensation plans not approved by security holders
None
Total	2,520,311		NA	10,920,013
NA = Not applicable because awards do not have an exercise price.
1 Excludes shares included in the Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights column.
2 Reflects restricted stock unit awards, including reinvested dividend equivalents, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis.
Reflects the target value of 447,477 and 342 units of outstanding performance-based restricted stock unit awards, including dividend equivalents, under our 2015 and 2024 Equity Incentive Plans, respectively. The maximum potential payout for these awards was 1,105,178 and 855 units under the 2015 and 2024 Equity Incentive Plans, respectively. For a description of the performance-based awards, including the performance measurement and vesting ranges, see Note 9 — Employee Benefit Plans in our Annual Report.
3 Gives effect to reservation of common shares subject to performance-based awards at maximum potential payout.
4 Reflects our Amended and Restated 2017 Directors Equity Incentive Plan that was approved by shareholders in 2022 and increased the originally authorized shares by 150,000.
Information regarding ownership of Common Shares by certain beneficial owners and management is incorporated by reference from the section of our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the section of our Proxy Statement entitled “Other Board of Directors Information - Transactions with Related Persons” and “Other Board of Directors Information - Board of Directors Independence Determinations.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the section of our Proxy Statement entitled “Other Independent Registered Public Accounting Firm Information.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements are included in our Annual Report and are incorporated by reference in Item 8:
•Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)
•Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2024, 2023, and 2022
•Consolidated Balance Sheets - December 31, 2024 and 2023
•Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Cash Flows - For the Years Ended December 31, 2024, 2023, and 2022
•Notes to Consolidated Financial Statements
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
(a)(3) Listing of Exhibits
See exhibit index contained herein beginning at page 47, which is incorporated by reference from information with respect to this item. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. 10.1 through 10.48.
(b) Exhibits
The exhibits in response to this portion of Item 15 are submitted concurrently with this report.
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2024
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$47,103	$45,988	$45,988
States, municipalities, and political subdivisions	2,893	2,778	2,778
Foreign government obligations	16	16	16
Public utilities	1,432	1,412	1,412
Corporate and other debt securities	12,679	12,542	12,542
Asset-backed securities	13,003	12,596	12,596
Total fixed maturities	77,126	75,332	75,332
Equity securities:
Common stocks:
Public utilities	38	121	121
Banks, trusts, and insurance companies	143	579	579
Industrial, miscellaneous, and all other	564	2,875	2,875
Nonredeemable preferred stocks	756	728	728
Total equity securities	1,501	4,303	4,303
Short-term investments	615	615	615
Total investments	$79,242	$80,250	$80,250

Progressive did not have any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2024.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2024	2023	2022
Revenues
Dividends from subsidiaries	$3,667	$399	$541
Undistributed income from subsidiaries	4,947	3,572	325
Equity in net income of subsidiaries	8,614	3,971	866
Intercompany investment income	149	205	92
Total revenues	8,763	4,176	958
Expenses
Interest expense	280	270	246
Deferred compensation[1]	54	20	25
Other operating costs and expenses	8	8	7
Total expenses	342	298	278
Income before income taxes	8,421	3,878	680
Benefit for income taxes	59	25	42
Net income	8,480	3,903	722
Other comprehensive income (loss)	193	1,186	(2,843)
Comprehensive income (loss)	$8,673	$5,089	$(2,121)
1 See Note 4 – Employee Benefit Plans in these condensed financial statements.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions - except per share amounts)

	December 31,
	2024	2023
Assets
Investment in affiliate	$5	$5
Investment in subsidiaries	28,850	23,410
Receivable from investment subsidiary	5,812	3,791
Intercompany receivable	641	887
Net federal deferred income taxes	82	66
Other assets	176	165
Total assets	$35,566	$28,324
Liabilities and Shareholders’ Equity
Dividends payable on common shares	$2,695	$498
Accounts payable, accrued expenses, and other liabilities	387	660
Debt[1]	6,893	6,889
Total liabilities	9,975	8,047
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference of $1,000 per share) (authorized, issued, and outstanding 0 and 0.5)	0	494
Common shares, $1.00 par value (authorized 900; issued 798, including treasury shares of 212 and 213)	586	585
Paid-in capital	2,145	2,013
Retained earnings	24,283	18,801
Total accumulated other comprehensive income (loss)	(1,423)	(1,616)
Total shareholders’ equity	25,591	20,277
Total liabilities and shareholders’ equity	$35,566	$28,324
1 Consists solely of long-term debt. See Note 4 – Debt in the Annual Report for further discussion.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$8,480	$3,903	$722
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income from subsidiaries	(4,947)	(3,572)	(325)
Amortization of equity-based compensation	4	3	3
Changes in:
Intercompany receivable	246	(421)	(79)
Accounts payable, accrued expenses, and other liabilities	26	12	(22)
Income taxes	(318)	301	29
Other, net	28	10	60
Net cash provided by operating activities	3,519	236	388
Cash Flows From Investing Activities:
Additional investments in equity securities of consolidated subsidiaries	(182)	(621)	(798)
Received from (paid to) investment subsidiary	(2,021)	307	(716)
Net cash used in investing activities	(2,203)	(314)	(1,514)
Cash Flows From Financing Activities:
Redemption of preferred shares	(500)	0	0
Dividends paid to common shareholders	(674)	(234)	(234)
Dividends paid to preferred shareholders	(8)	(43)	(27)
Acquisition of treasury shares for restricted stock tax liabilities	(121)	(95)	(77)
Acquisition of treasury shares acquired in open market	(13)	(46)	(22)
Net proceeds from debt issuance	0	496	1,486
Net cash provided by (used in) financing activities	(1,316)	78	1,126
Change in cash	0	0	0
Cash - beginning of year	0	0	0
Cash - end of year	$0	$0	$0
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
NOTES TO CONDENSED FINANCIAL STATEMENTS
The accompanying condensed financial statements of The Progressive Corporation (parent company) should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report, which is included as Exhibit 13 to this Form 10-K.
Note 1. Statements of Cash Flows — For the purpose of the condensed statements of cash flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance investment subsidiary to meet its holding company obligations. At December 31, 2024, 2023, and 2022, $6.2 billion, $4.2 billion, and $4.4 billion, respectively, of marketable securities were available in this subsidiary; a portion of these securities were used to pay the $2.7 billion common share dividends accrued at December 31, 2024.
For the years ended December 31, non-cash activity included the following:

(millions)	2024	2023	2022
Common share dividends[1]	$2,695	$498	$58
Preferred share dividends and redemption[1]	3	0	13
1 Includes declared but unpaid dividends and unpaid excise taxes on redemption. See Note 14 – Dividends in the Annual Report for further discussion.
For the years ended December 31, The Progressive Corporation paid the following:

(millions)	2024	2023	2022
Income taxes[1]	$2,540	$800	$705
Interest	276	265	229
1 The increase in income taxes paid in 2024 was primarily driven by higher profitability, compared to the prior years.
Note 2. Income Taxes — The Progressive Corporation files a consolidated federal income tax return with its eligible subsidiaries and acts as an agent for the consolidated tax group when making payments to the Internal Revenue Service. The Progressive Corporation consolidated group’s net income taxes currently payable/recoverable are included in accounts payable, accrued expenses, and other liabilities or other assets, respectively, in the accompanying condensed balance sheets based on the balance at the end of the year. The Progressive Corporation and its eligible subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated federal income taxes. Amounts allocated to the eligible subsidiaries under the written agreement are included in intercompany receivable in the accompanying condensed balance sheets.
Note 3. Debt — The information relating to debt is incorporated by reference from Note 4 – Debt in the Annual Report.
Note 4. Employee Benefit Plans — The information relating to incentive compensation and deferred compensation plans is incorporated by reference from Note 9 – Employee Benefit Plans in the Annual Report.
Note 5. Other Comprehensive Income (Loss) — On the condensed statements of comprehensive income, other comprehensive income (loss) represents activity of the subsidiaries of The Progressive Corporation and includes net unrealized gains (losses) on fixed-maturity securities.
Note 6. Dividends — The information relating to our dividend policy is incorporated by reference from Note 14 – Dividends in the Annual Report. Accrued dividends are recorded as dividends payable on common shares on our condensed balance sheets; the prior year common share dividend accrual was reclassified into this line item from accounts payable, accrued expenses, and other liabilities to conform to the current year presentation.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Segment	Deferred policy acquisition costs[1]	Future policy benefits, losses, claims, and loss expenses[1]	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue	Net investment income[1,2]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[1]	Net premiums written
Year ended December 31, 2024:
Personal Lines[3]					$60,091		$41,443	$4,360	$8,341	$63,470
Commercial Lines					10,707		7,610	1,023	1,109	10,953
Other indemnity					1		7	0	12	1
Total	$1,961	$39,057	$23,858	$0	$70,799	$2,803	$49,060	$5,383	$9,462	$74,424
Year ended December 31, 2023:
Personal Lines[3]					$48,765		$37,749	$3,660	$5,211	$51,412
Commercial Lines					9,899		7,900	1,005	1,020	10,138
Other indemnity					1		6	0	11	0
Total	$1,687	$34,389	$20,134	$0	$58,665	$1,866	$45,655	$4,665	$6,242	$61,550
Year ended December 31, 2022:
Personal Lines[3]					$40,150		$31,572	$3,003	$4,904	$41,680
Commercial Lines					9,088		6,545	913	948	9,399
Other indemnity					3		6	1	7	2
Total	$1,544	$30,359	$17,294	$0	$49,241	$1,236	$38,123	$3,917	$5,859	$51,081
1 Progressive does not allocate assets, liabilities, or investment income to operating segments. Expense allocations are based on certain assumptions and estimates primarily related to revenue and volume; stated segment operating results would change if different methods were applied.
2 Excludes total net realized gains (losses) on securities.
3 Beginning in the fourth quarter 2024, our Personal Lines segment includes insurance for personal autos, special lines products (e.g., recreational vehicles, such as motorcycles, RVs, and watercraft), and personal property insurance, which includes insurance for homeowners and renters, umbrella insurance, and flood products. Personal Lines information for 2023 and 2022 was recast to include our personal property insurance products; these products were reported separately in prior years.

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Year Ended:	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2024
Premiums earned:
Property and liability insurance	$72,169	$1,370	$0	$70,799	0%
December 31, 2023
Premiums earned:
Property and liability insurance	$59,881	$1,216	$0	$58,665	0%
December 31, 2022
Premiums earned:
Property and liability insurance	$50,650	$1,409	$0	$49,241	0%

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules
To the Board of Directors and Shareholders of The Progressive Corporation
Our audits of the consolidated financial statements referred to in our report dated March 3, 2025 appearing in the 2024 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 3, 2025

ITEM 16. FORM 10-K SUMMARY
We have elected not to include a summary of information as permitted under this item.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
March 3, 2025	By:	/s/ Susan Patricia Griffith
Susan Patricia Griffith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Susan Patricia Griffith	Director, President and Chief Executive Officer	March 3, 2025

Susan Patricia Griffith

/s/ John P. Sauerland	Vice President and Chief Financial Officer	March 3, 2025

John P. Sauerland

/s/ Mariann Wojtkun Marshall	Vice President and Chief Accounting Officer	March 3, 2025

Mariann Wojtkun Marshall

*	Chairperson of the Board	March 3, 2025
Lawton W. Fitt

*	Director	March 3, 2025
Philip Bleser

*	Director	March 3, 2025
Stuart B. Burgdoerfer

*	Director	March 3, 2025
Pamela J. Craig

*	Director	March 3, 2025
Charles A. Davis

*	Director	March 3, 2025
Roger N. Farah

*	Director	March 3, 2025
Devin C. Johnson

*	Director	March 3, 2025
Jeffrey D. Kelly

*	Director	March 3, 2025
Barbara R. Snyder

*	Director	March 3, 2025
Kahina Van Dyke

* David M. Stringer, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such person.

By:	/s/ David M. Stringer	March 3, 2025
David M. Stringer
Attorney-in-fact

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended March 13, 2018)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 3.1 therein)
3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended October 11, 2024)	Quarterly Report on Form 10-Q (filed on November 4, 2024; Exhibit 3.1 therein)
4	4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Annual Report on Form 10-K (filed on February 26, 2024; Exhibit 4.1 therein)
4	4.2
Indenture dated as of September 15, 1993 between The Progressive Corporation and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)
			Registration Statement No. 333-48935 (filed on March 31, 1998; Exhibit 4.1 therein)
4	4.3	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company	Registration Statement No. 333-01745 (filed on March 15, 1996; Exhibit 4.2 therein)
4	4.4	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed on October 22, 2002; Exhibit 4.3 therein)
4	4.5	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.5 therein)
4	4.6
Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the 1993 Senior Indenture
			Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.6 therein)
4	4.7	Seventh Supplemental Indenture dated April 25, 2014 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.1 therein)
4	4.8	Eighth Supplemental Indenture dated January 26, 2015 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.1 therein)
4	4.9	Ninth Supplemental Indenture dated August 25, 2016 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.1 therein)
4	4.10	Tenth Supplemental Indenture dated April 6, 2017 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

4	4.11	Eleventh Supplemental Indenture dated March 14, 2018 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.1 therein)
4	4.12	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 4.2 therein)
4	4.13	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 4.3 therein)
4	4.14	Form of 4.35% Senior Notes due 2044, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.2 therein)
4	4.15	Form of 3.70% Senior Notes due 2045, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.2 therein)
4	4.16	Form of 2.45% Senior Notes due 2027, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.2 therein)
4	4.17	Form 4.125% Senior Note Due 2047, issued in the aggregate principal amount of $850,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.2 therein)
4	4.18	Form 4.20% Senior Note Due 2048, issued in the aggregate principal amount of $600,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.2 therein)
4	4.19	Indenture dated as of September 12, 2018 between The Progressive Corporation and U.S. Bank National Association, Trustee (including table of contents and cross-reference sheet)	Registration Statement No. 333-227315 (filed on September 13, 2018; Exhibit 4.2 therein)
4	4.20	First Supplemental Indenture dated October 23, 2018 between The Progressive Corporation and U.S. Bank National Association, as trustee	Current Report on Form 8-K (filed on October 23, 2018; Exhibit 4.1 therein)
4	4.21	Second Supplemental Indenture dated March 26, 2020 between The Progressive Corporation and U.S. Bank National Association, as trustee	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.1 therein)
4	4.22	Third Supplemental Indenture between The Progressive Corporation and U.S. Bank Trust Company, National Association, as trustee	Current Report on Form 8-K (filed on March 9, 2022; Exhibit 4.1 therein)
4	4.23	Fourth Supplemental Indenture between The Progressive Corporation and U.S. Bank Trust Company, National Association, as trustee	Current Report on Form 8-K (filed on May 25, 2023; Exhibit 4.1 therein)
4	4.24	Form 4.00% Senior Note Due 2029, issued in the aggregate principal amount of $550,000,000	Current Report on Form 8-K (filed on October 23, 2018; Exhibit 4.2 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

4	4.25	Form of 3.20% Senior Note due 2030, issued in the aggregate principal amount of $500,000,000	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.2 therein)
4	4.26	Form of 3.95% Senior Note due 2050, issued in the aggregate principal amount of $500,000,000	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.3 therein)
4	4.27	Form of 2.50% Senior Note due 2027	Current Report on Form 8-K (filed on March 9, 2022; Exhibit 4.2 therein)
4	4.28	Form of 3.00% Senior Note due 2032	Current Report on Form 8-K (filed on March 9, 2022; Exhibit 4.3 therein)
4	4.29	Form of 3.70% Senior Note due 2052	Current Report on Form 8-K (filed on March 9, 2022; Exhibit 4.4 therein)
4	4.30	Form of 4.95% Senior Note due 2033	Current Report on Form 8-K (filed on May 25, 2023; Exhibit 4.2 therein)
4	4.31	Form of Confirmation Letter-Discretionary Line of Credit from PNC Bank, National Association to The Progressive Corporation	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 4.1 therein)
4	4.32	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association, to The Progressive Corporation (2020 Amendment)	Quarterly Report on Form 10-Q (filed on August 4, 2020; Exhibit 5.1 therein)
4	4.33	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association, to The Progressive Corporation (2021 Amendment)	Quarterly Report on Form 10-Q (filed on August 3, 2021; Exhibit 4.1 therein)
4	4.34	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association to The Progressive Corporation (2023 Amendment)	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 4.1 therein)
4	4.35	Form of Amended and Restated Discretionary Line of Credit Note from The Progressive Corporation to PNC Bank, National Association	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 4.2 therein)
10(iii)	10.1	The Progressive Corporation 2025 Gainshare Plan	Filed herewith
10(iii)	10.2	The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on February 4, 2015; Exhibit 10.1 therein)
10(iii)	10.3	The Progressive Corporation 2024 Equity Incentive Plan	Current Report on Form 8-K (filed on May 14, 2024; Exhibit 10 therein)
10(iii)	10.4	Form of Restricted Stock Unit Award Agreement for Time-Based Awards (for 2024)	Quarterly Report on Form 10-Q (filed on May 6, 2024; Exhibit 10.1 therein)
10(iii)	10.5	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2023)	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 10.1 therein)
10(iii)	10.6	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2022)	Quarterly Report on Form 10-Q (filed on May 2, 2022; Exhibit 10.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.7	Form of Restricted Stock Unit Award Agreement for 2021 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2021)	Current Report on Form 8-K (filed on March 25, 2021; Exhibit 10.1 therein)
10(iii)	10.8	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance Versus Market) (for 2024)	Quarterly Report on Form 10-Q (filed on May 6, 2024; Exhibit 10.2 therein)
10(iii)	10.9	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2023)	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 10.2 therein)
10(iii)	10.10	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2022)	Quarterly Report on Form 10-Q (filed on May 2, 2022; Exhibit 10.2 therein)
10(iii)	10.11	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) (for 2024)	Quarterly Report on Form 10-Q (filed on May 6, 2024; Exhibit 10.3 therein)
10(iii)	10.12	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2023)	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 10.3 therein)
10(iii)	10.13	Form of Restricted Stock Unit Award Agreement for Special Time/Performance-Based Award (for 2024)	Quarterly Report on Form 10-Q (filed on May 6, 2024; Exhibit 10.4 therein)
10(iii)	10.14	Chief Executive Officer Amendment No. 1 to Certain Restricted Stock Unit Award Agreements	Annual Report on Form 10-K (filed on February 26, 2024; Exhibit 10.14 therein)
10(iii)	10.15	The Progressive Corporation 2017 Directors Equity Incentive Plan (2022 Amendment and Restatement)	Current Report on Form 8-K (filed on May 16, 2022; Exhibit 10 therein)
10(iii)	10.16	Form of Restricted Stock Award Agreement under The Progressive Corporation Amended and Restated 2017 Directors Equity Incentive Plan (for 2024)	Quarterly Report on Form 10-Q (filed on August 5, 2024; Exhibit 10.1 therein)
10(iii)	10.17	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.3 therein)
10(iii)	10.18	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.4 therein)
10(iii)	10.19	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.5 therein)
10(iii)	10.20	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.6 therein)
10(iii)	10.21	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.7 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.22	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.8 therein)
10(iii)	10.23	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.9 therein)
10(iii)	10.24	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.10 therein)
10(iii)	10.25	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.11 therein)
10(iii)	10.26	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Current Report on Form 8-K (filed on October 14, 2014; Exhibit 10 therein)
10(iii)	10.27	Third Amendment to the Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.53 therein)
10(iii)	10.28	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on November 2, 2017; Exhibit 10 therein)
10(iii)	10.29	The Progressive Corporation Executive Deferred Compensation Plan (2018 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on July 31, 2018; Exhibit 10 therein)
10(iii)	10.30	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2018 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on August 5, 2024; Exhibit 10.2 therein)
10(iii)	10.31	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.23 therein)
10(iii)	10.32	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.24 therein)
10(iii)	10.33	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.25 therein)
10(iii)	10.34	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.26 therein)
10(iii)	10.35	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.27 therein)
10(iii)	10.36	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.28 therein)
10(iii)	10.37	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.29 therein)
10(iii)	10.38	Seventh Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.30 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.39	Eighth Amendment to The Progressive Corporation Executive Deferred Compensation Trust (2002 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2019; Exhibit 10.49 therein)
10(iii)	10.40	Ninth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.5 therein)
10(iii)	10.41	Tenth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.6 therein)
10(iii)	10.42	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 10.91 therein)
10(iii)	10.43	The Progressive Corporation Directors Deferral Plan (2015 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.77 therein)
10(iii)	10.44	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 10.4 therein)
10(iii)	10.45	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2019; Exhibit 10.56 therein)
10(iii)	10.46	Director Compensation Schedule for 2024-2025 Term	Filed herewith
10(iii)	10.47	The Progressive Corporation Executive Separation Allowance Plan (2024 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on August 5, 2024; Exhibit 10.3 therein)
10(iii)	10.48	2025 Progressive Capital Management Annual Incentive Plan	Filed herewith
13	13	Annual Report to Shareholders of The Progressive Corporation and subsidiaries for the year ended December 31, 2024	Filed herewith
19	19	The Progressive Corporation Insider Trading Policy	Filed herewith
21	21	Subsidiaries of The Progressive Corporation	Filed herewith
23	23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	24	Powers of Attorney	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
97	97	The Progressive Corporation Dodd-Frank Clawback Policy	Annual Report on Form 10-K (filed on February 26, 2024; Exhibit 97 therein)
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document).	Filed herewith