Form 10-Q
period 2025-03-31
PROGRESSIVE CORP/OH/
filed 2025-05-05
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
Common Shares, $1.00 par value: 586,223,643 outstanding at April 30, 2025

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

Three Months Ended March 31,	2025	2024
(millions — except per share amounts)
Revenues
Net premiums earned	$19,409	$16,149
Investment income	814	618
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	1	(146)
Net holding period gains (losses) on securities	(213)	302
Total net realized gains (losses) on securities	(212)	156
Fees and other revenues	287	236
Service revenues	111	84
Total revenues	20,409	17,243
Expenses
Losses and loss adjustment expenses	12,804	10,972
Policy acquisition costs	1,456	1,232
Other underwriting expenses	2,719	1,931
Investment expenses	7	6
Service expenses	117	92
Interest expense	70	70
Total expenses	17,173	14,303
Net Income
Income before income taxes	3,236	2,940
Provision for income taxes	669	609
Net income	2,567	2,331
Other Comprehensive Income (Loss)
Decrease (increase) in total net unrealized losses on fixed-maturity securities	899	(208)
Comprehensive income (loss)	$3,466	$2,123
Computation of Earnings Per Common Share
Net income	$2,567	$2,331
Less: Preferred share dividends and other[1]	0	17
Net income available to common shareholders	$2,567	$2,314
Average common shares outstanding - Basic	586.0	585.4
Net effect of dilutive stock-based compensation	1.7	1.9
Total average equivalent common shares - Diluted	587.7	587.3
Basic: Earnings per common share	$4.38	$3.95
Diluted: Earnings per common share	$4.37	$3.94
1 All of our outstanding Serial Preferred Shares, Series B, were redeemed in February 2024.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,
(millions)	2025	2024	2024
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $77,754, $65,949, and $77,126)	$77,101	$63,630	$75,332
Short-term investments (amortized cost: $2,595, $1,327, and $615)	2,595	1,327	615
Total available-for-sale securities	79,696	64,957	75,947
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $608, $931, and $756)	584	886	728
Common equities (cost: $774, $708, and $745)	3,384	3,195	3,575
Total equity securities	3,968	4,081	4,303
Total investments	83,664	69,038	80,250
Cash and cash equivalents	195	155	143
Restricted cash and cash equivalents	12	13	11
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	207	168	154
Accrued investment income	584	464	594
Premiums receivable, net of allowance for credit losses of $473, $328, and $460	16,811	14,193	14,369
Reinsurance recoverables	4,449	5,003	4,765
Prepaid reinsurance premiums	306	210	349
Deferred acquisition costs	2,068	1,818	1,961
Property and equipment, net of accumulated depreciation of $1,490, $1,580, and $1,461	854	756	790
Net federal deferred income taxes	860	1,032	954
Other assets	1,606	1,446	1,559
Total assets	$111,409	$94,128	$105,745
Liabilities and Shareholders’ Equity
Unearned premiums	$26,612	$22,907	$23,858
Loss and loss adjustment expense reserves	39,822	34,831	39,057
Accounts payable, accrued expenses, and other liabilities	9,127	7,689	10,346
Debt[1]	6,894	6,890	6,893
Total liabilities	82,455	72,317	80,154
Common shares, $1.00 par value (authorized 900; issued 798, including treasury shares of 212)	586	586	586
Paid-in capital	2,160	2,029	2,145
Retained earnings	26,732	21,020	24,283
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	(509)	(1,809)	(1,408)
Net unrealized losses on forecasted transactions	(14)	(14)	(14)
Foreign currency translation adjustment	(1)	(1)	(1)
Total accumulated other comprehensive income (loss)	(524)	(1,824)	(1,423)
Total shareholders’ equity	28,954	21,811	25,591
Total liabilities and shareholders’ equity	$111,409	$94,128	$105,745
1 Consists solely of long-term debt. See Note 4 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Three Months Ended March 31,	2025	2024
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$0	$494
Redemption of Serial Preferred Shares, Series B1	0	(494)
Balance, end of period	0	0
Common Shares, $1.00 Par Value
Balance, beginning of period	586	585
Treasury shares purchased	0	0
Net restricted equity awards issued/vested	0	1
Balance, end of period	586	586
Paid-In Capital
Balance, beginning of period	2,145	2,013
Amortization of equity-based compensation	16	17
Treasury shares purchased	(1)	(1)
Net restricted equity awards issued/vested	0	(1)
Reinvested dividends on restricted stock units	0	1
Balance, end of period	2,160	2,029
Retained Earnings
Balance, beginning of period	24,283	18,801
Net income	2,567	2,331
Treasury shares purchased	(53)	(36)
Cash dividends declared on common shares ($0.10 and $0.10 per share)[1]	(59)	(59)
Cash dividends declared on Serial Preferred Shares, Series B ($0 and $15.688377 per share)[1]	0	(8)
Reinvested dividends on restricted stock units	0	(1)
Other, net	(6)	(8)
Balance, end of period	26,732	21,020
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(1,423)	(1,616)
Other comprehensive income (loss)	899	(208)
Balance, end of period	(524)	(1,824)
Total shareholders’ equity	$28,954	$21,811
1 See Note 9 – Dividends for further discussion.
There are 20 million Serial Preferred Shares authorized. There are 5 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2025	2024
(millions)
Cash Flows From Operating Activities
Net income	$2,567	$2,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70	70
Net amortization (accretion) of fixed-income securities	(21)	(7)
Amortization of equity-based compensation	16	17
Net realized (gains) losses on securities	212	(156)
Net (gains) losses on disposition of property and equipment	3	(2)
Changes in:
Premiums receivable	(2,442)	(2,235)
Reinsurance recoverables	316	91
Prepaid reinsurance premiums	43	40
Deferred acquisition costs	(107)	(131)
Income taxes	667	609
Unearned premiums	2,754	2,773
Loss and loss adjustment expense reserves	765	442
Accounts payable, accrued expenses, and other liabilities	334	458
Other, net	(34)	(65)
Net cash provided by operating activities	5,143	4,235
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(17,324)	(13,288)
Equity securities	(86)	(32)
Sales:
Fixed maturities	14,721	7,765
Equity securities	149	58
Maturities, paydowns, calls, and other:
Fixed maturities	1,950	1,855
Equity securities	87	24
Net (purchases) sales of short-term investments	(1,964)	479
Net change in unsettled security transactions	172	62
Purchases of property and equipment	(59)	(50)
Sales of property and equipment	13	3
Net cash used in investing activities	(2,341)	(3,124)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(2,695)	(498)
Acquisition of treasury shares for equity award tax liabilities	(54)	(37)
Redemption of preferred shares	0	(500)
Dividends paid to preferred shareholders	0	(8)
Net cash used in financing activities	(2,749)	(1,043)
Increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	53	68
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	154	100
Cash, cash equivalents, restricted cash, and restricted cash equivalents – March 31	$207	$168
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
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2025, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report to Shareholders).
Premiums Receivable
We perform analyses to evaluate our premiums receivable for expected credit losses. See our 2024 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months Ended March 31,
(millions)	2025	2024
Allowance for credit losses, beginning of period	$460	$369
Increase in allowance[1]	153	107
Write-offs[2]	(140)	(148)
Allowance for credit losses, end of period	$473	$328
1 Represents the incremental increase in other underwriting expenses.
2 Represents the portion of allowance that is reversed when the premiums receivable balances are written off. Premiums receivable balances are written off once we have exhausted our collection efforts.
Property – Held for Sale
At March 31, 2025 and 2024, and December 31, 2024, we had held for sale properties of $117 million, $170 million, and $129 million, respectively, which are included in other assets on our consolidated balance sheets.

New Accounting Standards
We did not adopt any new accounting standards during the three months ended March 31, 2025, and there were no recently issued accounting standards that are expected to materially impact our financial condition or results of operations.

2.  INVESTMENTS
The following tables present the composition of our investment portfolio by major security type:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2025
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$44,523	$391	$(596)	$0	$44,318	53.0%
State and local government obligations	2,688	6	(90)	0	2,604	3.1
Foreign government obligations	16	0	0	0	16	0
Corporate and other debt securities	16,047	127	(156)	(2)	16,016	19.2
Residential mortgage-backed securities	2,172	18	(8)	1	2,183	2.6
Commercial mortgage-backed securities	5,144	5	(324)	0	4,825	5.8
Other asset-backed securities	7,164	25	(50)	0	7,139	8.5
Total fixed maturities	77,754	572	(1,224)	(1)	77,101	92.2
Short-term investments	2,595	0	0	0	2,595	3.1
Total available-for-sale securities	80,349	572	(1,224)	(1)	79,696	95.3
Equity securities:
Nonredeemable preferred stocks	608	0	0	(24)	584	0.7
Common equities	774	0	0	2,610	3,384	4.0
Total equity securities	1,382	0	0	2,586	3,968	4.7
Total portfolio[1]	$81,731	$572	$(1,224)	$2,585	$83,664	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2024
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$39,824	$66	$(1,327)	$0	$38,563	55.8%
State and local government obligations	2,201	2	(143)	0	2,060	3.0
Foreign government obligations	17	0	(1)	0	16	0.1
Corporate and other debt securities	13,003	45	(330)	(23)	12,695	18.3
Residential mortgage-backed securities	390	0	(9)	2	383	0.6
Commercial mortgage-backed securities	4,368	3	(519)	0	3,852	5.6
Other asset-backed securities	6,146	9	(94)	0	6,061	8.8
Total fixed maturities	65,949	125	(2,423)	(21)	63,630	92.2
Short-term investments	1,327	0	0	0	1,327	1.9
Total available-for-sale securities	67,276	125	(2,423)	(21)	64,957	94.1
Equity securities:
Nonredeemable preferred stocks	931	0	0	(45)	886	1.3
Common equities	708	0	0	2,487	3,195	4.6
Total equity securities	1,639	0	0	2,442	4,081	5.9
Total portfolio[1]	$68,915	$125	$(2,423)	$2,421	$69,038	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2024
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$47,103	$36	$(1,151)	$0	$45,988	57.3%
State and local government obligations	2,893	2	(117)	0	2,778	3.5
Foreign government obligations	16	0	0	0	16	0
Corporate and other debt securities	14,111	65	(215)	(7)	13,954	17.4
Residential mortgage-backed securities	1,600	9	(11)	3	1,601	2.0
Commercial mortgage-backed securities	4,721	7	(376)	0	4,352	5.4
Other asset-backed securities	6,682	26	(65)	0	6,643	8.3
Total fixed maturities	77,126	145	(1,935)	(4)	75,332	93.9
Short-term investments	615	0	0	0	615	0.7
Total available-for-sale securities	77,741	145	(1,935)	(4)	75,947	94.6
Equity securities:
Nonredeemable preferred stocks	756	0	0	(28)	728	0.9
Common equities	745	0	0	2,830	3,575	4.5
Total equity securities	1,501	0	0	2,802	4,303	5.4
Total portfolio[1]	$79,242	$145	$(1,935)	$2,798	$80,250	100.0%
1 At March 31, 2025 and 2024 and December 31, 2024, we had $297 million, $16 million, and $125 million, respectively, of net unsettled security transactions included in other liabilities.
The total fair value of the portfolio at March 31, 2025 and 2024 and December 31, 2024, included $3.5 billion, $3.2 billion, and $6.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions. A portion of the investments held at December 31, 2024 were sold and proceeds used to pay our common share dividends in January 2025; see Note 9 – Dividends for additional information.

The March 31, 2024, corporate and other debt securities in our Note 2 – Investments and Note 3 – Fair Value tables include amounts that were previously reported as redeemable preferred stocks. The reclassification was to reflect the accurate categorization based on the underlying features of these securities; see Note 2 – Investments in our 2024 Annual Report to Shareholders for further discussion.
At March 31, 2025, bonds and certificates of deposit in the principal amount of $785 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at March 31, 2025 or 2024, or December 31, 2024. At March 31, 2025, we did not hold any debt securities that were non-income producing during the preceding 12 months.
Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	March 31,
(millions)	2025	2024	December 31, 2024
Fixed Maturities:
Corporate and other debt securities	$632	$648	$608
Residential mortgage-backed securities	579	300	479
Other asset-backed securities	0	10	1
Total hybrid securities	$1,211	$958	$1,088
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

Fixed Maturities The composition of fixed maturities by maturity at March 31, 2025, was:

(millions)	Cost	Fair Value
Less than one year	$8,532	$8,486
One to five years	48,451	47,974
Five to ten years	20,460	20,326
Ten years or greater	311	315
Total	$77,754	$77,101
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
Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
March 31, 2025
U.S. government obligations	85	$16,851	$(596)	18	$9,284	$(69)	67	$7,567	$(527)
State and local government obligations	307	1,871	(90)	70	445	(2)	237	1,426	(88)
Corporate and other debt securities	210	4,967	(156)	56	1,352	(12)	154	3,615	(144)
Residential mortgage-backed securities	47	674	(8)	25	628	(2)	22	46	(6)
Commercial mortgage-backed securities	165	3,653	(324)	22	597	(4)	143	3,056	(320)
Other asset-backed securities	89	2,046	(50)	46	1,128	(3)	43	918	(47)
Total fixed maturities	903	$30,062	$(1,224)	237	$13,434	$(92)	666	$16,628	$(1,132)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
March 31, 2024
U.S. government obligations	139	$32,968	$(1,327)	37	$21,635	$(295)	102	$11,333	$(1,032)
State and local government obligations	330	1,923	(143)	41	251	(2)	289	1,672	(141)
Foreign government obligations	1	16	(1)	0	0	0	1	16	(1)
Corporate and other debt securities	366	8,127	(330)	106	2,369	(20)	260	5,758	(310)
Residential mortgage-backed securities	35	78	(9)	1	0	0	34	78	(9)
Commercial mortgage-backed securities	181	3,742	(519)	4	191	(2)	177	3,551	(517)
Other asset-backed securities	193	3,259	(94)	59	1,303	(2)	134	1,956	(92)
Total fixed maturities	1,245	$50,113	$(2,423)	248	$25,749	$(321)	997	$24,364	$(2,102)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
December 31, 2024
U.S. government obligations	113	$38,782	$(1,151)	39	$30,257	$(418)	74	$8,525	$(733)
State and local government obligations	379	2,339	(117)	127	783	(6)	252	1,556	(111)
Corporate and other debt securities	304	7,034	(215)	122	2,935	(33)	182	4,099	(182)
Residential mortgage-backed securities	40	428	(11)	12	377	(4)	28	51	(7)
Commercial mortgage-backed securities	153	3,294	(376)	8	264	(16)	145	3,030	(360)
Other asset-backed securities	84	1,907	(65)	34	912	(8)	50	995	(57)
Total fixed maturities	1,073	$53,784	$(1,935)	342	$35,528	$(485)	731	$18,256	$(1,450)
A review of the securities in an unrealized loss position indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.
We had three securities that had their credit ratings downgraded, with a combined fair value of $90 million and an unrealized loss of $5 million as of March 31, 2025. Based on our analysis of these securities, no credit loss allowance was required.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for credit losses deemed to be uncollectible during the first three months of 2025 or 2024, and did not have a material credit loss allowance balance as of March 31, 2025 and 2024, or December 31, 2024. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included:
•current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates);
•credit support (via current levels of subordination);
•historical credit ratings; and
•updated cash flow expectations based upon these performance indicators.
In order to determine the amount of credit loss, if any, we initially reviewed securities in a loss position to determine whether it was likely that we would be required, or intended, to sell any of the securities prior to the recovery of their respective cost bases (which could be maturity). If we were likely to, or intended to, sell prior to a potential recovery, we would write off the unrealized loss. We did not have an intention to sell any securities in a gross unrealized loss position at March 31, 2025 or March 31, 2024.
For those securities that we determined we were not likely to, or did not intend to, sell prior to a potential recovery, we performed additional analysis to determine if the loss was credit related. For securities subject to credit-related loss, we calculated the net present value (NPV) of the cash flows expected (i.e., expected recovery value) using the current book yield for each security. The NPV was then compared to the security’s current amortized value to determine if a credit loss existed. In the event that the NPV was below the amortized value, and the amount was determined to be material on any specific security, or in the aggregate, a credit loss would be deemed to exist, and either an allowance for credit losses would be created, or if an allowance currently existed, either a recovery of the previous allowance, or an incremental loss, would be recorded to net realized gains (losses) on securities.
As of March 31, 2025 and 2024, and December 31, 2024, we believe that none of the unrealized losses on our fixed-maturity securities were related to material credit losses on any specific securities, or in the aggregate. We continue to expect all the securities in our fixed-maturity portfolio to pay their principal and interest obligations.
In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at March 31, 2025 and 2024, and December 31, 2024, to determine if the accrued interest amounts were uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal obligations and, therefore, did not write off any accrued income as uncollectible at March 31, 2025 and 2024, or December 31, 2024.

Realized Gains (Losses) The components of net realized gains (losses) for the three months ended March 31, were:

	Three Months
(millions)	2025	2024
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$53	$0
Corporate and other debt securities	1	3
Total available-for-sale securities	54	3
Equity securities:
Nonredeemable preferred stocks	2	0
Common equities	35	12
Total equity securities	37	12
Subtotal gross realized gains on security sales	91	15
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(77)	(135)
State and local government obligations	(2)	0
Corporate and other debt securities	(1)	(15)
Commercial mortgage-backed securities	(4)	(5)
Total available-for-sale securities	(84)	(155)
Equity securities:
Nonredeemable preferred stocks	(2)	(6)
Common equities	(4)	0
Total equity securities	(6)	(6)
Subtotal gross realized losses on security sales	(90)	(161)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	(24)	(135)
State and local government obligations	(2)	0
Corporate and other debt securities	0	(12)
Commercial mortgage-backed securities	(4)	(5)
Total available-for-sale securities	(30)	(152)
Equity securities:
Nonredeemable preferred stocks	0	(6)
Common equities	31	12
Total equity securities	31	6
Subtotal net realized gains (losses) on security sales	1	(146)
Net holding period gains (losses)
Hybrid securities	3	8
Equity securities	(216)	294
Subtotal net holding period gains (losses)	(213)	302
Total net realized gains (losses) on securities	$(212)	$156
Realized gains (losses) on securities sold are computed using the first-in-first-out method. During the first three months of 2025 and 2024, the majority of our security sales were U.S. Treasury Notes that were sold for duration management. We also selectively sold securities that we viewed as having less attractive risk/reward profiles during the first three months of 2025 and 2024.
The following table reflects our holding period realized gains (losses) recognized on equity securities held at the respective quarter ends:

	Three Months
(millions)	2025	2024
Total net gains (losses) recognized during the period on equity securities	$(185)	$300
Less: Net gains (losses) recognized on equity securities sold during the period	31	6
Net holding period gains (losses) recognized during the period on equity securities held at period end	$(216)	$294

Net Investment Income The components of net investment income for the three months ended March 31, were:

	Three Months
(millions)	2025	2024
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$422	$307
State and local government obligations	19	13
Corporate and other debt securities	171	125
Residential mortgage-backed securities	25	5
Commercial mortgage-backed securities	53	46
Other asset-backed securities	84	78
Total fixed maturities	774	574
Short-term investments	18	19
Total available-for-sale securities	792	593
Equity securities:
Nonredeemable preferred stocks	8	11
Common equities	14	14
Total equity securities	22	25
Investment income	814	618
Investment expenses	(7)	(6)
Net investment income	$807	$612
On a year-over-year basis, investment income (interest and dividends) increased 32% for the three months ended March 31, 2025, compared to the same period last year. The increase primarily reflects growth in invested assets and an increase in recurring investment book yield. The book yield increase primarily reflected investing new cash from insurance operations, and proceeds from maturing bonds, in higher coupon rate securities.
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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2025
Fixed maturities:
U.S. government obligations	$44,318	$0	$0	$44,318	$44,523
State and local government obligations	0	2,604	0	2,604	2,688
Foreign government obligations	0	16	0	16	16
Corporate and other debt securities	0	16,011	5	16,016	16,047
Residential mortgage-backed securities	0	2,183	0	2,183	2,172
Commercial mortgage-backed securities	0	4,825	0	4,825	5,144
Other asset-backed securities	0	7,139	0	7,139	7,164
Total fixed maturities	44,318	32,778	5	77,101	77,754
Short-term investments	2,595	0	0	2,595	2,595
Total available-for-sale securities	46,913	32,778	5	79,696	80,349
Equity securities:
Nonredeemable preferred stocks	0	524	60	584	608
Common equities:
Common stocks	3,344	0	9	3,353	743
Other risk investments	0	0	31	31	31
Subtotal common equities	3,344	0	40	3,384	774
Total equity securities	3,344	524	100	3,968	1,382
Total portfolio	$50,257	$33,302	$105	$83,664	$81,731
Debt	$0	$6,247	$0	$6,247	$6,894

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2024
Fixed maturities:
U.S. government obligations	$38,563	$0	$0	$38,563	$39,824
State and local government obligations	0	2,060	0	2,060	2,201
Foreign government obligations	0	16	0	16	17
Corporate and other debt securities	0	12,692	3	12,695	13,003
Residential mortgage-backed securities	0	383	0	383	390
Commercial mortgage-backed securities	0	3,852	0	3,852	4,368
Other asset-backed securities	0	6,061	0	6,061	6,146
Total fixed maturities	38,563	25,064	3	63,630	65,949
Short-term investments	1,327	0	0	1,327	1,327
Total available-for-sale securities	39,890	25,064	3	64,957	67,276
Equity securities:
Nonredeemable preferred stocks	0	822	64	886	931
Common equities:
Common stocks	3,148	0	22	3,170	683
Other risk investments	0	0	25	25	25
Subtotal common equities	3,148	0	47	3,195	708
Total equity securities	3,148	822	111	4,081	1,639
Total portfolio	$43,038	$25,886	$114	$69,038	$68,915
Debt	$0	$6,298	$0	$6,298	$6,890

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2024
Fixed maturities:
U.S. government obligations	$45,988	$0	$0	$45,988	$47,103
State and local government obligations	0	2,778	0	2,778	2,893
Foreign government obligations	0	16	0	16	16
Corporate and other debt securities	0	13,949	5	13,954	14,111
Residential mortgage-backed securities	0	1,601	0	1,601	1,600
Commercial mortgage-backed securities	0	4,352	0	4,352	4,721
Other asset-backed securities	0	6,643	0	6,643	6,682
Total fixed maturities	45,988	29,339	5	75,332	77,126
Short-term investments	613	2	0	615	615
Total available-for-sale securities	46,601	29,341	5	75,947	77,741
Equity securities:
Nonredeemable preferred stocks	0	676	52	728	756
Common equities:
Common stocks	3,527	0	23	3,550	720
Other risk investments	0	0	25	25	25
Subtotal common equities	3,527	0	48	3,575	745
Total equity securities	3,527	676	100	4,303	1,501
Total portfolio	$50,128	$30,017	$105	$80,250	$79,242
Debt	$0	$6,173	$0	$6,173	$6,893

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

At both March 31, 2025 and December 31, 2024, vendor-quoted prices represented 93% of our Level 1 classifications (excluding short-term investments), compared to 92% at March 31, 2024. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.
At March 31, 2025 and 2024 and December 31, 2024, vendor-quoted prices comprised 100% of our Level 2 classifications (excluding short-term investments). In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
For structured debt securities, including commercial, residential, and other asset-backed securities, we evaluate available market-related data for these and similar securities related to collateral, delinquencies, and defaults for historical trends and reasonably estimable projections, as well as historical prepayment rates and current prepayment assumptions and cash flow estimates. We further stratify each class of structured debt securities into more finite sectors (e.g., planned amortization class, first pay, second pay, senior, and subordinated) and use duration, credit quality, and coupon to determine if the fair value is appropriate.
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
Our Level 3 other risk investments include securities accounted for under the equity method of accounting and, therefore, are not subject to fair value reporting. Since these securities represent less than 0.1% of our total portfolio, we include them in our Level 3 disclosures and report the activity from these investments as “other” changes in the summary of changes in fair value table and categorize these securities as “pricing exemption securities” in the quantitative information table.
During the first three months of 2025 and for the full year of 2024, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Due to the relative size of the Level 3 securities’ fair values, compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.
The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2025 and 2024:

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2024	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at March 31, 2025
Fixed maturities:
Corporate and other debt securities	$5	$0	$0	$0	$0	$0	$0	$5
Equity securities:
Nonredeemable preferred stocks	52	0	8	0	0	0	0	60
Common equities:
Common stocks	23	0	0	0	0	(14)	0	9
Other risk investments	25	6	0	0	0	0	0	31
Total Level 3 securities	$105	$6	$8	$0	$0	$(14)	$0	$105

	Level 3 Fair Value
(millions)	Fair Value at December 31, 2023	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at March 31, 2024
Fixed maturities:
Corporate and other debt securities	$3	$0	$0	$0	$0	$0	$0	$3
Equity securities:
Nonredeemable preferred stocks	64	0	0	0	0	0	0	64
Common equities:
Common stocks	22	0	0	0	0	0	0	22
Other risk investments	21	4	0	0	0	0	0	25
Total Level 3 securities	$110	$4	$0	$0	$0	$0	$0	$114
1 For fixed maturities, these amounts are included in accumulated other comprehensive income (loss) on our consolidated balance sheets. For equity securities, these amounts are included in our consolidated statements of comprehensive income.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at March 31, 2025 and 2024, and December 31, 2024:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2025	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt securities	$5	Market comparables	Weighted average market capitalization price change %	0.7% to 0.8%	0.8%
Equity securities:
Nonredeemable preferred stocks	60	Market comparables	Weighted average market capitalization price change %	(11.8)% to 16.1%	6.4%
Common stocks	9	Market comparables	Weighted average market capitalization price change %	(36.8)% to 41.5%	6.7%
Subtotal Level 3 securities	74
Pricing exemption securities	31
Total Level 3 securities	$105

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2024	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt securities	$3	Market comparables	Weighted average market capitalization price change %	(2.3)% to 1.2%	(0.1)%
Equity securities:
Nonredeemable preferred stocks	64	Market comparables	Weighted average market capitalization price change %	3.4% to 28.4%	22.6%
Common stocks	22	Market comparables	Weighted average market capitalization price change %	(37.9)% to 39.6%	3.4%
Subtotal Level 3 securities	89
Pricing exemption securities	25
Total Level 3 securities	$114

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt securities	$5	Market comparables	Weighted average market capitalization price change %	(1.4)% to (1.3)%	(1.4)%
Equity securities:
Nonredeemable preferred stocks	52	Market comparables	Weighted average market capitalization price change %	(14.1)% to 6.0%	(2.7)%
Common stocks	23	Market comparables	Weighted average market capitalization price change %	(41.3)% to 95.9%	6.0%
Subtotal Level 3 securities	80
Pricing exemption securities	25
Total Level 3 securities	$105

4. DEBT
Debt at each of the balance sheet periods consisted of the following Senior Notes:

($ in millions)				March 31, 2025		March 31, 2024		December 31, 2024
Principal Amount	Interest Rate	Issuance Date	Maturity Date	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
$500	2.45%	August 2016	2027	$499	$484	$499	$469	$499	$479
500	2.50	March 2022	2027	499	483	498	468	499	479
300	6 5/8	March 1999	2029	298	322	298	324	298	320
550	4.00	October 2018	2029	548	542	547	532	547	534
500	3.20	March 2020	2030	498	470	497	456	498	462
500	3.00	March 2022	2032	497	447	496	436	497	439
400	6.25	November 2002	2032	397	434	397	434	397	430
500	4.95	May 2023	2033	497	503	497	499	497	495
350	4.35	April 2014	2044	347	300	347	313	347	298
400	3.70	January 2015	2045	396	310	396	328	396	308
850	4.125	April 2017	2047	842	695	842	719	842	684
600	4.20	March 2018	2048	591	493	591	520	591	490
500	3.95	March 2020	2050	491	393	491	410	491	386
500	3.70	March 2022	2052	494	371	494	390	494	369
Total				$6,894	$6,247	$6,890	$6,298	$6,893	$6,173
There was no short-term debt outstanding as of the end of all periods presented.
The Progressive Corporation has a line of credit with PNC Bank, National Association (PNC), in the maximum principal amount of $300 million. See the 2024 Annual Report to Shareholders for a discussion of the terms of this line of credit. We had no borrowings under the line of credit that was available during the periods presented.

5. INCOME TAXES
The effective tax rate for the three months ended March 31, 2025 and 2024, was 20.7%.
Deferred income taxes reflect the tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes and, therefore, no valuation allowance was needed at March 31, 2025 and 2024, and December 31, 2024.
We had net current income taxes payable of $838 million, $962 million, and $26 million at March 31, 2025 and 2024, and December 31, 2024, respectively, which were reported in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets. The balance may fluctuate from period to period due to normal timing differences.
At March 31, 2025 and 2024, and December 31, 2024, we have not recorded any unrecognized tax benefits or related interest and penalties.
6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Activity in the loss and loss adjustment expense reserves is summarized as follows:

	March 31,
(millions)	2025	2024
Balance at January 1	$39,057	$34,389
Less reinsurance recoverables on unpaid losses	4,487	4,789
Net balance at January 1	34,570	29,600
Incurred related to:
Current year	13,082	10,983
Prior years	(278)	(11)
Total incurred	12,804	10,972
Paid related to:
Current year	4,881	4,422
Prior years	6,804	5,971
Total paid	11,685	10,393
Net balance at March 31	35,689	30,179
Plus reinsurance recoverables on unpaid losses	4,133	4,652
Balance at March 31	$39,822	$34,831
We experienced favorable reserve development of $278 million and $11 million during the first three months of 2025 and 2024, respectively, which is reflected as “incurred related to prior years” in the table above.
First Quarter 2025
•The favorable prior year reserve development included approximately $180 million attributable to accident year 2024, $90 million to accident year 2023, and the remainder to accident years 2022 and prior.
•Our personal auto products incurred about $260 million of favorable loss and loss adjustment expense (LAE) reserve development, with the agency and direct auto businesses each contributing about half. The favorable development was primarily due to lower than anticipated loss severity and frequency in Florida.
•Our personal property products experienced about $30 million of favorable development, primarily attributable to favorable development on 2024 catastrophe events.
First Quarter 2024
•The favorable prior year reserve development included approximately $50 million of favorable development attributable to accident year 2023 and $15 million to accident year 2022; partially offset by unfavorable development attributable to accident years 2021 and prior.
•Our personal auto products incurred about $100 million of favorable loss and LAE reserve development, in part due to lower than anticipated frequency in Florida following tort reform that passed in the first quarter 2023, with about 60% attributable to the agency auto business and the balance in the direct auto business.
•Our Commercial Lines business experienced about $70 million of unfavorable development, primarily driven by higher than anticipated severity in our commercial auto business for California and New York.

7. SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries. The amount of overnight reverse repurchase commitments, which are not considered part of the investment portfolio, held by these subsidiaries at March 31, 2025 and 2024, and December 31, 2024, were $78 million, $108 million, and $127 million, respectively. Restricted cash and restricted cash equivalents include collateral held against unpaid deductibles and cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are participants.

Non-cash activity included the following in the respective periods:

	Three Months Ended March 31,
(millions)	2025	2024
Common share dividends[1]	$59	$59
Operating lease liabilities[2]	40	28
1 Declared but unpaid. See Note 9 – Dividends for further discussion.
2 From obtaining right-of-use assets.
In the respective periods, we paid the following:

	Three Months Ended March 31,
(millions)	2025	2024
Interest	$88	$88
Operating lease liabilities	22	22

8. SEGMENT INFORMATION
Our Personal Lines segment writes insurance for personal autos, special lines products (e.g., recreational vehicles, such as motorcycles, RVs, and watercraft), personal residential property insurance for homeowners and renters, umbrella insurance, and flood insurance through the “Write Your Own” program for the National Flood Insurance Program. Property information for the three months ended March 31, 2024, was recast to conform to the current year presentation; see Note 10 – Segment Information in our 2024 Annual Report to Shareholders for further discussion.
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

Following are the operating results for the respective periods:

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Three Months Ended March 31, 2025
Net premiums earned	$16,710	$2,699	$0	$19,409
Fees and other revenues	249	38	0	287
Total underwriting revenue	16,959	2,737	0	19,696
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	9,109	1,559	0	10,668
Catastrophe losses	454	5	0	459
Loss adjustment expenses	1,390	287	0	1,677
Total losses and loss adjustment expenses	10,953	1,851	0	12,804
Underwriting expenses:
Distribution expenses[2]	2,348	286	0	2,634
Other underwriting expenses[3]	1,275	262	4	1,541
Total underwriting expenses	3,623	548	4	4,175
Pretax underwriting profit (loss)	$2,383	$338	$(4)	2,717
Investment profit (loss)[4]				595
Service businesses profit (loss)				(6)
Interest expense				(70)
Total pretax profit (loss)				$3,236

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Three Months Ended March 31, 2024
Net premiums earned	$13,591	$2,558	$0	$16,149
Fees and other revenues	196	40	0	236
Total underwriting revenue	13,787	2,598	0	16,385
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	7,563	1,593	(2)	9,154
Catastrophe losses	338	9	0	347
Loss adjustment expenses	1,197	274	0	1,471
Total losses and loss adjustment expenses	9,098	1,876	(2)	10,972
Underwriting expenses:
Distribution expenses[2]	1,560	274	0	1,834
Other underwriting expenses[3]	1,088	239	2	1,329
Total underwriting expenses	2,648	513	2	3,163
Pretax underwriting profit (loss)	$2,041	$209	$0	2,250
Investment profit (loss)[4]				768
Service businesses profit (loss)				(8)
Interest expense				(70)
Total pretax profit (loss)				$2,940
1 Includes other underwriting businesses and run-off operations.
2 Includes policy acquisition costs, agents’ contingent commissions, and advertising costs attributable to our operating segments. A portion of our companywide advertising costs are also related to our service businesses.
3 Primarily consists of employee compensation and benefit costs, and the increase in the allowance for credit loss exposure on our premiums receivable.
4 Calculated as recurring investment income plus total net realized gains (losses) on securities, less investment expenses.

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

	Three Months Ended March 31,
	2025		2024
	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio
Personal Lines	14.3%	85.7	15.0%	85.0
Commercial Lines	12.5	87.5	8.2	91.8
Total underwriting operations	14.0	86.0	13.9	86.1

9. DIVIDENDS
Following is a summary of our common and preferred share dividends that were declared and/or paid during the three months ended March 31, 2025 and 2024:

(millions — except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Common – Annual-Variable Dividends:
December 2024	January 2025	$4.50	$2,637
December 2023	January 2024	0.75	439

Common – Quarterly Dividends:
March 2025	April 2025	0.10	59
December 2024	January 2025	0.10	58
March 2024	April 2024	0.10	59
December 2023	January 2024	0.10	59

Preferred Dividends:
January 2024[2]	February 2024	15.688377	8
1 The accrual is based on an estimate of shares outstanding as of the record date and recorded as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets until paid.
2 In February 2024, we redeemed all of our outstanding Serial Preferred Shares, Series B.

10. OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2024	$(1,809)	$386	$(1,423)	$(1,408)	$(14)	$(1)
Other comprehensive income (loss) before reclassifications:
Investment securities	1,108	(233)	875	875	0	0
Total other comprehensive income (loss) before reclassifications	1,108	(233)	875	875	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(30)	6	(24)	(24)	0	0
Total reclassification adjustment for amounts realized in net income	(30)	6	(24)	(24)	0	0
Total other comprehensive income (loss)	1,138	(239)	899	899	0	0
Balance at March 31, 2025	$(671)	$147	$(524)	$(509)	$(14)	$(1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2023	$(2,053)	$437	$(1,616)	$(1,601)	$(14)	$(1)
Other comprehensive income (loss) before reclassifications:
Investment securities	(414)	87	(327)	(327)	0	0
Total other comprehensive income (loss) before reclassifications	(414)	87	(327)	(327)	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(151)	32	(119)	(119)	0	0
Total reclassification adjustment for amounts realized in net income	(151)	32	(119)	(119)	0	0
Total other comprehensive income (loss)	(263)	55	(208)	(208)	0	0
Balance at March 31, 2024	$(2,316)	$492	$(1,824)	$(1,809)	$(14)	$(1)
In an effort to manage interest rate risk, we entered into forecasted transactions on certain of Progressive’s debt issuances. During the next 12 months, we expect to reclassify $1 million (pretax) into interest expense, related to net unrealized losses on forecasted transactions (see Note 4 – Debt in our 2024 Annual Report to Shareholders for further discussion).

11. LITIGATION
The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies written by our insurance subsidiaries in the ordinary course of business. We consider all legal actions relating to such claims in establishing our loss and loss adjustment expense reserves.
In addition, The Progressive Corporation and/or its insurance subsidiaries are named as defendants in a number of class action or individual lawsuits that challenge certain of the operations of the subsidiaries. The nature and volume of litigation pending against The Progressive Corporation and/or its insurance subsidiaries is similar to that which was disclosed in Note 12 – Litigation in our 2024 Annual Report to Shareholders.
As of March 31, 2025, lawsuits have been certified or conditionally certified as class/collective actions in cases alleging that: we improperly value total loss claims by applying a negotiation adjustment in Alabama, Arkansas, Colorado, Georgia, Indiana, New York, Ohio, Pennsylvania, and South Carolina; we improperly fail to pay fees and taxes associated with total losses in Michigan; we improperly calculate basic economic loss as it relates to wage loss coverage in New York; we improperly reduce or deny personal injury protection benefits when medical expenses are paid initially by health insurance in Arkansas; and we sell illusory underinsured motorist coverage in New Mexico. Other insurance companies face many of these same issues. We plan to contest the pending lawsuits vigorously, but may pursue settlement negotiations in some cases, as we deem appropriate.
Lawsuits arising from insurance policies and operations, including but not limited to allegations involving claims adjustment and vehicle valuation, may be filed contemporaneously in multiple states. As of March 31,
2025, we are named as defendants in class action lawsuits
pending in multiple states alleging that we improperly value total loss vehicle physical damage claims through the application of a negotiation adjustment in calculating such valuations, which includes nine states in which classes have been certified, as noted above, and lawsuits styled as putative class actions pending in additional states. These lawsuits, which were filed at different times by different plaintiffs, feature certain similar claims and also include different allegations and are subject to various state laws. While we believe we have meritorious defenses and we are vigorously contesting these lawsuits, an unfavorable result in, or a settlement of, a significant number of these lawsuits could, in aggregation, have a material adverse effect on our financial condition, cash flows, and/or results of operations. Based on information available to us, we determined that losses from these lawsuits are reasonably possible but neither probable nor reasonably estimable, other than for suits for which accruals have been established and are not material, as of March 31, 2025.
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at March 31, 2025 and 2024, or December 31, 2024, and there were no material settlements during 2024 or the first three months of 2025. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2024 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 1 – Reporting and Accounting Policies and Note 12 – Litigation in our 2024 Annual Report to Shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized substantial year-over-year growth in both premiums and policies in force during the first quarter 2025, compared to the same period last year, while maintaining an underwriting profit better than our 4% companywide calendar-year underwriting profit goal.
We wrote $22.2 billion of net premiums written during the first quarter 2025, which was $3.2 billion more than we generated during the same period last year, and reported an underwriting profit margin of 14.0%. During the first three months of 2025, companywide net premiums written and earned increased 17% and 20%, respectively, compared to the same period last year, and policies in force increased 18%. Companywide policies in force grew by 1.3 million policies since December 31, 2024, and by 5.5 million since March 31, 2024, to end the first quarter 2025 with 36.3 million policies in force.
Our Personal Lines segment experienced strong year-over-year growth for the first quarter 2025, with net premiums written increasing 20% and policies in force up 18%, compared to the same period in the prior year. This growth was primarily in our personal auto products and reflects new application growth mainly attributable to increased advertising spend and our continued efforts to work closely with our independent agents and to leverage our agent compensation program to reward writing profitable business.
In Commercial Lines, we experienced solid growth with net premiums written up 5% and policies in force up 6%, during the first quarter 2025, compared to the same period last year. The growth in Commercial Lines premiums written primarily reflected the renewal of certain transportation network company (TNC) business policies that have higher rates and projected mileage, which is the basis for computing premiums, than the policies that renewed in the first quarter 2024.
During the first quarter 2025, on a countrywide basis, we increased personal auto rates less than 1% and increased our personal property rates about 2%, in the aggregate. In our core commercial auto businesses (which excludes our TNC business, our Progressive Fleet & Specialty Programs (Fleet & Specialty) products, and our business owners’ policy (BOP) product), we increased rates in the aggregate about 1% during the first quarter 2025. We currently believe we are adequately priced in our personal auto products in most states and will continue to monitor the impact from tariffs and potential changes in the regulatory environment. We expect both the personal property and core commercial auto products to have near double-digit rate increases through the remainder of 2025.

Starting in the first quarter 2025, the U.S. government announced additional tariffs on goods imported into the U.S. from numerous countries, which have, in response, resulted in additional tariffs against the U.S. We regularly model the potential impact tariffs could have on vehicle loss costs, the supply chain, the availability of parts, and general inflation, among other factors, although the dynamic international trade environment currently prevents us from accurately predicting how tariffs will ultimately impact our business. While our focus has been on trying to maintain stable rates for customers, tariffs and other retaliatory actions will likely result in higher loss costs, which could result in a reduction in profitability and higher than currently anticipated rate increases throughout 2025 and 2026.
For the first quarter 2025, the year-over-year increase in net income primarily reflected an increase in underwriting income. The increase in recurring investment income, was offset by net realized losses during the first quarter 2025, compared to net realized gains in the same period last year.
Comprehensive income increased $1.3 billion over the first quarter last year, which was primarily driven by a $0.9 billion decrease in net unrealized losses on our fixed-maturity securities, compared to a $0.2 billion net unrealized loss increase in the same period last year. The change in the unrealized losses we recognized during both periods were primarily driven by the then-current economic environment.
At March 31, 2025, total capital (debt plus shareholders’ equity) was $35.8 billion, which was an increase of $3.4 billion from year-end 2024, primarily due to the $3.5 billion of comprehensive income earned in the first quarter 2025.
A. Insurance Operations
Our underwriting profit margin was 14.0% during the first quarter 2025, compared to 13.9% during the first quarter 2024. Our Personal Lines and Commercial Lines operating segments both generated strong profitability for the first three months of 2025. While underwriting profitability was relatively flat on a year-over-year basis, for the first quarter 2025, our companywide loss and loss adjustment expense (LAE) ratio decreased 2.0 points, which was mostly offset by a 1.9 point increase in the expense ratio. The decrease in the loss and LAE ratio was primarily driven by favorable prior accident years reserve development and decreased incurred personal and commercial auto accident frequency. The increase in our companywide expense ratio during the first quarter 2025 primarily reflected increased advertising expense. During the first quarter 2025, our advertising spend was $1.3 billion, which was 86%, or 2.3 points, greater than the first quarter last year.

We closely manage our expenses, monitoring both acquisition expenses and non-acquisition expenses, which we view as an important measure of operational efficiency as we seek to deliver our most competitive rates to consumers. We will continue to advertise to maximize growth as long as the advertising spend is efficient and we remain on track to achieve our calendar-year profitability goal.
Our Personal Lines segment is comprised of our personal vehicle and property products. Personal Lines vehicles include both personal auto and special lines products. Our Personal Lines profitability for the first quarter 2025 was 14.3%, with personal vehicle and property products reporting 14.3% and 12.8%, respectively. In total, our special lines products, which are generally used less in cold weather months, had about a 1 point favorable impact on our total personal vehicle combined ratio for the first quarter 2025.
Our Commercial Lines segment includes our core commercial auto products, TNC business, Fleet & Specialty products, and BOP product. Our total Commercial Lines underwriting profitability for the first quarter 2025 was 12.5%.
During the first quarter 2025, our personal auto and core commercial auto businesses’ profitability benefited from higher average earned premium per policy, lower incurred loss frequency trends, and, in personal auto, favorable prior accident years reserve development.
For the first quarter 2025, both segments generated strong net premiums written growth. Personal Lines net premiums written grew 20%, with the agency and direct personal vehicle businesses growing 17% and 25%, respectively, while personal property premium growth was flat. Commercial Lines net premiums written grew 5%.
Changes in net premiums written are a function of new business applications (i.e., policies sold), business mix, premium per policy, and retention.
During the first quarter 2025, we experienced a significant increase in total Personal Lines new business applications, primarily driven by increases in our personal vehicle products, due to increased advertising spend, our efforts to get back into the independent agents’ quote flows, and our competitiveness in the marketplace. New personal auto applications increased 32% during the first quarter 2025, compared to the same period in the prior year.
In our personal property business, significant growth in new applications in our renters policies was offset by declines in our homeowners, condo, and dwelling products. The new application growth in our homeowners/condo products was down just over 55% on a year-over-year basis for the first quarter 2025, with decreases in both less volatile weather-related states and in the more volatile weather-related markets (e.g., coastal and hail-prone states).
During the first quarter 2025, in our personal property business, we continued to focus on improving profitability and reducing exposure in more volatile weather-related markets, and, where permitted, on slowing growth and non-renewing policies. We prioritized insuring lower-risk properties (e.g., new construction, existing homes with newer roofs), accepting new business for homeowners/condo products only when bundled with a Progressive personal auto policy, where permitted, and continued to exit the non-owner-occupied home market. In addition, we expanded our cost sharing through mandatory wind and hail deductibles and roof depreciation schedules in markets where permitted. We plan to continue these actions during the remainder of 2025 in the more volatile weather-related markets and will continue to assess rate adequacy, at the state level, to determine readiness for new business growth.
Total Commercial Lines net premiums written growth primarily reflected the renewal of certain of our TNC policies, due to rate increases and higher projected mileage for 2025, compared to 2024, which is the basis for computing premiums. Net premiums written growth for our core commercial auto products, which excludes the impact of the TNC renewal, was flat on a year-over-year basis.
New applications in our core commercial auto business increased 8% during the first quarter 2025, compared to the same period last year, primarily due to an increase in quote volume and improved conversion in all of our business market targets (BMT), other than for-hire transportation and for-hire specialty, as discussed below. Excluding the impact of the for-hire transportation and specialty BMTs, which had a year-over-year decrease in new applications, our core commercial auto new application growth would have been 15% during the first quarter 2025. The for-hire transportation BMT continued to be adversely impacted by challenging freight market conditions that have caused a decline in the active number of motor carriers in this BMT.
During the first quarter 2025, on a year-over-year basis, average written premium per policy was flat in personal auto and decreased 10% and 6% in our personal property and core commercial auto products, respectively. In aggregate, we took minimal personal auto rate increases during the first quarter 2025 on a companywide basis.
The decrease in personal property average written premium per policy was due to a shift in the mix of business to more renters policies, which have lower average written premiums, and our continued focus on slowing growth in more volatile weather-related markets, which generally have higher risk and, therefore, higher average premiums per policy. These mix shifts in our personal property business were partially offset by aggregate rate increases of 15% taken over the last 12 months and higher premium coverages reflecting increased property values.

The decrease in average written premium per policy in our core commercial auto products was due to a shift in the mix of business, primarily driven by decreased demand in our for-hire transportation BMT and, to a lesser extent, the for-hire specialty BMT, partially offset by rate increases of about 6%, in the aggregate, over the trailing 12 months. Given that our personal property and commercial auto policies are predominately written for 12-month terms, rate actions take longer to earn into premium for these products.
We will continue to monitor the factors that could impact our loss costs for both segments, which may include tariffs, as discussed above, new and used car prices, miles driven, driving patterns, loss severity, weather events, building materials, construction costs, inflation, and other factors, on a state-by-state basis.
We believe a key element in improving the accuracy of our personal auto rating is Snapshot®, our usage-based insurance offering. During the first quarter 2025, the personal auto adoption rates for consumers enrolling in the program decreased 1% in agency and increased 9% in direct, compared to the same period last year. The increase in the direct adoption rate primarily reflected enhancements in the direct quoting process, in addition to the continued rollout of our newest Snapshot model. Snapshot is available in all states, other than California, and our latest segmentation model was available in states that represented 78% of our countrywide personal auto net premiums written (excluding California) on a trailing 12-month basis at quarter end. We continue to invest in our mobile application, with the majority of new enrollments choosing mobile devices for Snapshot monitoring.
We realize that to grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention continues to be one of our most important priorities. Our efforts to increase our share of Progressive auto and personal property bundled households (i.e., Robinsons) remains a key initiative, and we plan to continue to make investments to improve the customer experience in order to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is our primary measure of customer retention in our Personal Lines and Commercial Lines businesses.
In personal auto, we evaluate personal auto retention using a trailing 12-month and a trailing 3-month policy life expectancy. Although the latter can reflect more volatility and is more sensitive to seasonality, we believe this measure is more responsive to current experience and may be an indicator for the future trend of our 12-month measure. Our trailing 12-month total personal auto policy life expectancy was down 5% year over year for the first quarter 2025. On a trailing 3-month basis, our personal auto policy life expectancy was down 6% for the first quarter 2025, compared to the same period last year, which we believe is due to increased shopping and the competitiveness in the marketplace.
Our trailing 12-month policy life expectancy was down 17% for our personal property products. Our personal property retention decreased primarily as a result of a mix shift to more renters policies, which generally have a lower policy life expectancy, our actions to non-renew certain policies, and rate increases.
For our core commercial auto products, our trailing 12-month policy life expectancy decreased 6%, compared to the prior year. While still below the prior year, the policy life expectancy has experienced sequential month-over-month improvement since the end of the third quarter 2024, which we believe is due to the moderation of our rate increases, compared to competitor rate increases, improving our competitiveness in the marketplace. The decrease in the core commercial auto policy life expectancy was across all BMTs, except tow, which reflected rate actions taken in 2023 and 2024, as well as the continued decrease in demand in the for-hire transportation BMT.
B. Investments
The fair value of our investment portfolio was $83.7 billion at March 31, 2025, compared to $80.3 billion at December 31, 2024. The increase from year-end 2024 reflected positive cash flows from insurance operations and investment returns, partially offset by the payment of our annual variable common share dividend.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At March 31, 2025 and December 31, 2024, 5% and 6%, respectively, of our portfolio was allocated to Group I securities with the remainder to Group II securities.
Our recurring investment income generated a pretax book yield of 4.1% for the first quarter 2025, compared to 3.7% for the same period in 2024. The increase from prior year primarily reflected investing new cash from insurance operations, and proceeds from maturing bonds, in higher coupon rate securities. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 2.2% and 0.8% for the first quarter 2025 and 2024, respectively. Our fixed-income and common stock portfolios had FTE total returns of 2.5% and (5.0)%, respectively, for the first quarter 2025, compared to 0.3% and 9.9%, respectively, last year. The increase in the fixed-income portfolio FTE total return primarily reflected movements in Treasury yields year-over-year. The decrease in the common stock portfolio FTE total return reflected general market conditions.

At March 31, 2025 and 2024, and December 31, 2024, the fixed-income portfolio had a weighted average credit quality of AA-. At March 31, 2025, the fixed-income portfolio duration was 3.4 years, compared to 3.2 years at March 31, 2024, and 3.3 years at December 31, 2024. During 2025, we increased our duration to take advantage of higher yields in the market.
At March 31, 2025, we continued to maintain a relatively conservative investment portfolio with a greater allocation to cash and treasuries. We believe that this portfolio allocation positions us well to benefit from the continuing dynamic market environment. We believe that we are in a very strong position as we move into the second quarter of 2025.
II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims, as well as our insurance subsidiaries producing aggregate calendar-year underwriting profits and positive cash flows. As primarily an auto insurer, our claims liabilities generally have a short-term duration.
Operations generated positive cash flows of $5.1 billion and $4.2 billion for the three months ended March 31, 2025 and 2024, respectively. The increase in operating cash flow for the first three months of 2025, compared to the same period last year, was in part driven by the growth in profit from our underwriting operations. We believe cash flows will remain positive in the foreseeable future and do not expect we will need to raise capital to support our operations in that timeframe, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
As of March 31, 2025, we held $46.9 billion in short-term investments and U.S. Treasury securities, which represented 56% of our total portfolio at quarter end. Based on our portfolio allocation and investment strategies, we believe that we have sufficient readily available marketable securities to cover our claim payments and short-term obligations in the event our cash flows from operations were to be negative. While U.S. Treasury securities are viewed as having lower risk than many other investment opportunities, the U.S. Treasury announced it had reached its authorized borrowing limit and defaults under government obligations, including payments related to U.S. Treasury securities, could occur as soon as this summer. Although not likely probable, it is possible that the federal government could fail to raise the federal debt ceiling to avoid default. Any such default would likely have a material adverse impact on our cash flows and the value of our portfolio and our capital position. See Item 1A, Risk Factors in our Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2024, for a discussion of certain matters that may affect our portfolio and capital position.
Our total capital (debt plus shareholders’ equity) was $35.8 billion, based on book value, at March 31, 2025, compared to $28.7 billion at March 31, 2024, and $32.5 billion at
December 31, 2024. The increase from year-end 2024, primarily reflected the comprehensive income recognized during the first three months of 2025. Our debt-to-total capital ratio was 19.2% at March 31, 2025, 24.0% at March 31, 2024, and 21.2% at December 31, 2024. Our debt-to-total capital ratios were consistent with our financial policy of maintaining a ratio of less than 30%.
None of the covenants on our existing debt securities include rating or credit triggers that would require an adjustment of interest rate or an acceleration of principal payments in the event that our debt securities are downgraded by a rating agency. In April 2025, we renewed the unsecured discretionary line of credit with PNC Bank, National Association, in the maximum principal amount of $300 million. We did not engage in short-term borrowings, including any borrowings under the line of credit, to fund our operations or for liquidity purposes during the reported periods.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
During the first three months of 2025, we returned capital to shareholders primarily through common share dividends and common share repurchases. In March 2025, our Board of Directors declared a $0.10 per common share dividend, or $59 million in the aggregate, that was paid in April 2025. In January 2025, we also paid common share dividends declared in the fourth quarter 2024, in the aggregate amount of $2.7 billion, or $4.60 per share (see Note 9 – Dividends for further discussion).
Pursuant to our financial policies, we repurchase common shares to neutralize dilution from equity-based compensation granted during the year and opportunistically when we believe our shares are trading below our determination of long-term fair value. During the first three months of 2025, we repurchased 0.2 million common shares, at a total cost of $54 million, to satisfy tax withholding obligations in connection with the vesting of equity awards under our employee equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our overall capital position, the capital strength of our subsidiaries, and potential capital needs of our business.
At March 31, 2025, we had $3.5 billion in a consolidated, non-insurance subsidiary of the holding company that can be used to fund corporate obligations and provide additional capital to the insurance subsidiaries to fund potential future growth and other opportunities. As of March 31, 2025, our estimated consolidated statutory surplus was $29.6 billion.
During the first quarter 2025, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2024 Annual Report to Shareholders. There have not been any material changes in off-balance-sheet leverage, which includes purchase obligations and catastrophe excess of loss reinsurance contracts, from those discussed in our 2024 Annual Report to Shareholders.
Based upon our capital planning and forecasting efforts, we believe we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, anticipated quarterly dividends on our common shares, our contractual obligations, and other expected capital requirements for the foreseeable future.
Nevertheless, we may decide to raise additional capital to take advantage of attractive terms in the market and provide additional financial flexibility. We currently have an effective shelf registration with the U.S. Securities and Exchange Commission so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants, and units. The shelf registration enables us to raise funds, subject to market conditions, from the offering of any securities covered by the shelf registration as well as any combination thereof.
III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in two segments: Personal Lines and Commercial Lines. Our Personal Lines segment writes insurance for personal vehicles, which include personal auto and special lines products (e.g., recreational vehicles, such as motorcycles, RVs, and watercraft), personal residential property insurance for homeowners and renters, umbrella insurance, and flood insurance through the “Write Your Own” program for the National Flood Insurance Program. Since our personal auto products represented about 90% of our Personal Lines segment net premiums written at quarter end, much of the following discussion will focus on our personal auto products, both in total and by distribution channel. We will also discuss our personal property products as we continue to focus on improving profitability and reducing our concentration and exposure in more volatile weather-related markets.
Our Commercial Lines segment writes auto-related liability and physical damage insurance, business-related general liability and commercial property insurance predominantly for small businesses, and workers’ compensation insurance primarily for the transportation industry and includes our core commercial auto products, TNC business, Fleet & Specialty products, and BOP product. Of our total Commercial Lines segment, our core commercial auto products represented about 80% of net premiums written and our TNC business represented about 15%, both on a trailing 12-month basis, as of the end of the first quarter 2025. Therefore, much of the following discussion focuses only on our core commercial auto products.

The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended March 31,
	2025	2024
Personal Lines
Vehicles
Agency	34%	34%
Direct	45	42
Property	3	4
Total Personal Lines	82	80
Commercial Lines	18	20
Total underwriting operations	100%	100%
Within our Personal Lines segment, we often categorize our personal auto product policyholders into four consumer segments:
•Sam - inconsistently insured;
•Diane - consistently insured and maybe a renter;
•Wrights - homeowners who do not bundle auto and home; and
•Robinsons - homeowners who bundle auto and home.

While our personal auto policies primarily have 6-month terms, to promote bundled personal auto and property growth, we write 12-month personal auto policies in our Platinum agencies. At March 31, 2025 and 2024, 12% and 14%, respectively, of our agency personal auto policies in force were 12-month policies. To the extent our agency application mix of annual personal auto policies changes, the shift in policy term could impact our average premiums in the agency channel, as 12-month policies have about twice the amount of net premiums written compared to 6-month policies.
Our special lines and personal property products are written for 12-month terms. About 55% and 70%, respectively, of our special lines products and personal property business net premiums written was generated through the independent agency channel, with the balance through the direct channel.
Within our Commercial Lines segment, our core commercial auto business operates in the following five traditional business market targets (BMT):
•for-hire specialty;
•for-hire transportation;
•tow;
•contractor; and
•business auto.
At March 31, 2025, about 90% of Commercial Lines policies in force had 12-month terms. The majority of our Commercial Lines business is written through the independent agency channel, although we continue to focus on growing our direct business, with about 10% of our core commercial auto premiums written through the direct channel.
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

	Three Months Ended March 31,
	2025		2024
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Vehicles
Agency	$1,271	18.1%	$951	16.2%
Direct	1,013	11.4	1,043	14.9
Property	99	12.8	47	6.6
Total Personal Lines	2,383	14.3	2,041	15.0
Commercial Lines	338	12.5	209	8.2
Other indemnity[1]	(4)	NM	0	NM
Total underwriting operations	$2,717	14.0%	$2,250	13.9%
1 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
While our underwriting profit margin was relatively flat on a year-over-year basis for the first quarter 2025, our companywide loss and loss adjustment expense (LAE) ratio decreased 2.0 points, which was mostly offset by a 1.9 point increase in the expense ratio.
The decrease in the loss and LAE ratio was primarily driven by favorable prior accident years reserve development and decreased incurred personal and commercial auto accident frequency. The increase in our companywide expense ratio during the first quarter 2025, primarily reflected increased advertising expense. During the first quarter 2025, our advertising spend was $1.3 billion, which was 86%, or 2.3 points, greater than the first quarter last year.
See the Losses and Loss Adjustment Expenses (LAE) section below for further discussion of our catastrophe losses, frequency and severity trends, and reserve development recognized during the periods and the Underwriting Expense section for further discussion of our advertising and non-acquisition expenses.

Further underwriting results for our Personal Lines business, Commercial Lines business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2025	2024	Change
Personal Lines
Vehicles
Agency
Loss & loss adjustment expense ratio	63.9	65.9	(2.0)
Underwriting expense ratio	18.0	17.9	0.1
Combined ratio	81.9	83.8	(1.9)
Direct
Loss & loss adjustment expense ratio	67.3	67.9	(0.6)
Underwriting expense ratio	21.3	17.2	4.1
Combined ratio	88.6	85.1	3.5
Property
Loss & loss adjustment expense ratio	58.4	64.8	(6.4)
Underwriting expense ratio	28.8	28.6	0.2
Combined ratio	87.2	93.4	(6.2)
Total Personal Lines
Loss & loss adjustment expense ratio	65.4	66.9	(1.5)
Underwriting expense ratio	20.3	18.1	2.2
Combined ratio	85.7	85.0	0.7
Commercial Lines
Loss & loss adjustment expense ratio	67.8	72.4	(4.6)
Underwriting expense ratio	19.7	19.4	0.3
Combined ratio	87.5	91.8	(4.3)
Total Underwriting Operations
Loss & loss adjustment expense ratio	65.8	67.8	(2.0)
Underwriting expense ratio	20.2	18.3	1.9
Combined ratio	86.0	86.1	(0.1)
Accident year – Loss & loss adjustment expense ratio[2]	67.2	67.9	(0.7)
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

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2025	2024
Change in net loss and LAE reserves	$1,119	$579
Paid losses and LAE	11,685	10,393
Total incurred losses and LAE	$12,804	$10,972
Claims costs, our most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of our policyholders, including expenses needed to adjust or settle claims. Claims costs are a function of loss severity and frequency and, for our personal auto and core commercial auto businesses, are influenced by inflation and driving patterns, among other factors, some of which are discussed below. In our personal property business, severity is primarily a function of construction costs and the age and complexity of the structure, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. Loss reserves are estimates of future costs and our reserves are adjusted as underlying assumptions change and information develops.
Our total loss and LAE ratio decreased 2.0 points for the first quarter 2025, compared to the same period last year, primarily due to increased favorable prior accident years reserve development and a decrease in loss frequency in the first quarter 2025, compared to the same period last year. On an accident year basis, our loss and LAE ratio was 0.7 points lower than the first quarter 2024.
The following table shows our consolidated catastrophe losses and related combined ratio point impact, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended March 31,
	2025		2024
($ in millions)	$	Point[1]	$	Point[1]
Personal Lines
Vehicles	$300	1.9	$200	1.6
Property	154	19.8	138	19.3
Total Personal Lines	454	2.7	338	2.5
Commercial Lines	5	0.2	9	0.3
Total net catastrophe losses incurred	$459	2.4	$347	2.1
1 Represents catastrophe losses incurred during the period, including the impact of reinsurance, as a percent of net premiums earned for each segment.
In the three months ended March 31, 2025, our catastrophe losses reflected severe weather events throughout the United States, with Texas accounting for nearly 40% of the losses. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide high-quality claims service to our customers.
Changes in our estimate of our ultimate losses on catastrophes currently reserved, along with potential future catastrophes, could have a material impact on our financial condition, cash flows, or results of operations. We reinsure various risks including, but not limited to, catastrophic losses. We do not have catastrophe-specific reinsurance for our personal auto, special lines, or core commercial auto businesses. The personal property business reinsurance programs include catastrophe per occurrence excess of loss contracts and aggregate excess of loss contracts. We also purchase excess of loss reinsurance on our workers’ compensation insurance and our higher-limit commercial auto liability product offered by our Fleet & Specialty business, and on certain BOP product coverages.
We evaluate our reinsurance programs during the renewal process, if not more frequently, to ensure our programs continue to effectively address the company’s risk tolerance. With respect to our personal property business, in the first quarter 2025, we entered into a new catastrophe aggregate excess of loss reinsurance contract for claims occurring in 2025 that has multiple layers of coverage. The first retention layer threshold ranges from $450 million to $475 million, excluding named tropical storms and hurricanes, and the second retention layer threshold is $525 million, including named tropical storms and hurricanes. The first and second layers provide coverage up to $75 million and $100 million, respectively. As part of the 2025 aggregate excess of loss program, we also entered into a severe convective storm parametric loss aggregate coverage, which covers a type of thunderstorm characterized by strong winds, heavy rain, large hail, thunder, lightning, and sometimes tornadoes. This parametric loss coverage provides $15 million of coverage, net of a retention of $665 million.
While the total coverage limit and per-event retention will evolve to fit the growth of our business, we expect to remain a consistent purchaser of reinsurance coverage. While the availability of reinsurance is subject to many forces outside of our control, the types of reinsurance that we elected to purchase during the first quarter 2025 were readily available and competitively priced. On a year-over-year basis, we did not incur a material change in the aggregate costs of our reinsurance programs. See Item 1A, Risk Factors in our 2024 Form 10-K filed with the U.S. Securities and Exchange Commission, for the year ended December 31, 2024, for a discussion of certain risks related to catastrophe events. See Item 1, Business – Reinsurance on Form 10-K for a discussion of our various reinsurance programs.
The following discussion of our severity and frequency trends in our personal auto business excludes comprehensive coverage because of its inherent volatility, as it is typically linked to catastrophic losses generally resulting from adverse weather. For our core commercial auto business, the reported frequency and severity trends include comprehensive coverage. Comprehensive coverage insures against damage to a customer’s vehicle due to various causes other than collision, such as windstorm, hail, theft, falling objects, and glass breakage.
On a calendar-year basis, the change in total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) over the prior-year period, was as follows:

Quarter
Coverage Type	2025
Bodily injury	9%
Collision	5
Personal injury protection	(10)
Property damage	2
Total	5
The year-over-year increase in total severity, in part, reflects the impact of lower salvage and subrogation recoveries on total loss claims during the first quarter of 2025, compared to higher recoveries in the first quarter last year. Excluding the impact of these recoveries, the change in severity for collision would have been consistent with that of property damage.
To address inherent seasonality trends and lessen the effects of month-to-month variability in the commercial auto products, we use a trailing 12-month period in assessing severity. Since the loss patterns in the core commercial auto products are not indicative of our other commercial auto products (i.e., TNC and Fleet & Specialty businesses), disclosing severity and frequency trends excluding those businesses is more representative of our overall experience for the majority of our commercial products. As of the end of the first quarter 2025, our core commercial auto products’ trailing 12-month incurred severity increased 10%, compared to the same period last year, in part, due to prior years unfavorable development.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as tariffs, general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.
The change in total personal auto incurred frequency, on a calendar-year basis, over the prior-year period, was as follows:

Quarter
Coverage Type	2025
Bodily injury	1%
Collision	(6)
Personal injury protection	(1)
Property damage	(1)
Total	(3)
The year-over-year decrease in frequency, in part, reflects a shift in the mix of business to a more preferred tier of customers (i.e., Wrights and Robinsons) and lower vehicle miles traveled during the first quarter 2025, compared to the same period last year.
On a trailing 12-month basis, our core commercial auto products’ incurred frequency decreased 8% during the first quarter 2025, in part, due to a shift in the mix of business compared to the same period last year.
We closely monitor changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any certainty. We will continue to analyze trends to distinguish changes in our experience from other external factors, such as changes in the number of vehicles per household, miles driven, vehicle usage, gasoline prices, advances in vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business or changes in driving patterns, and the ridesharing economy to allow us to react quickly to price for these trends and to reserve more accurately for our loss exposures.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended March 31,
($ in millions)	2025		2024
Actuarial Adjustments
Reserve decrease (increase)
Prior accident years	$25		$(64)
Current accident year	14		33
Calendar-year actuarial adjustments	$39		$(31)
Prior Accident Years Development
Favorable (unfavorable)
Actuarial adjustments	$25		$(64)
All other development	253		75
Total development	$278		$11
(Increase) decrease to calendar-year combined ratio	1.4	pts.	0.1	pts.
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
For the Personal Lines vehicle products and the Commercial Lines business, development for catastrophe losses would be reflected in “all other development,” discussed below, to the extent they relate to prior year reserves. For our Personal Lines property business, 100% of catastrophe losses are reviewed monthly, and any development on catastrophe reserves are included as part of the actuarial adjustments. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years development.
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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date the reserves are initially established until losses are fully developed. Our ability to meet this objective is impacted by many factors, such as the factors impacting severity estimates described above and storms occurring close to quarter end.
As reflected in the table above, we experienced favorable prior accident years development during the first three months of 2025, compared to relatively flat prior accident years development for the same period last year. The favorable development during the first three months of 2025 was, in part, due to lower than anticipated severity and frequency in Florida personal auto and, for personal property, favorable development on 2024 catastrophe events.
See Note 6 – Loss and Loss Adjustment Expense Reserves to the consolidated financial statements for a more detailed discussion of our prior accident years reserve development and Critical Accounting Policies in our 2024 Annual Report to Shareholders for discussion of the application of estimates and assumptions in the establishment of our loss reserves.
Underwriting Expenses
Underwriting expenses include policy acquisition costs and other underwriting expenses. The underwriting expense ratio is our underwriting expenses, net of certain fees and other revenues, expressed as a percentage of net premiums earned. For the first quarter 2025, our underwriting expense ratio was up 1.9 points, compared to the same period last year. The increase was primarily attributable to the increase in our advertising spend, partially offset by growth in net premiums earned. In total, our companywide advertising spend increased 86%, or 2.3 points, in the first quarter 2025, compared to the same period last year.
Our total advertising spend for the first quarter 2025, was $1.3 billion, compared to $0.7 billion in the first quarter 2024. Our advertising spend in the first quarter 2025 exceeded the amount of advertising spend for any previous quarterly period. We invested heavily during the first quarter of the year to capture consumer shopping, and will continue to advertise to maximize growth, as long as we remain on track to achieve our profitability goal and can acquire customers at or below our target acquisition cost.

To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to policy acquisition (e.g., advertising and agency commissions) from our underwriting expense ratio. By excluding acquisition costs from our underwriting expense ratio, we are able to understand costs other than those necessary to acquire new policies and grow the business.
During the first quarter 2025, our NAER decreased 0.3
points in our personal vehicle business and increased 1.2 points and 0.1 points in our personal property and core commercial auto businesses, respectively, compared to the same period last year. We remain committed to efficiently managing operational non-acquisition expenses.
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

	Three Months Ended March 31,
($ in millions)	2025	2024	% Growth
Net Premiums Written
Personal Lines
Vehicles
Agency	$7,473	$6,399	17%
Direct	10,067	8,082	25
Property	733	733	0
Total Personal Lines	18,273	15,214	20
Commercial Lines	3,933	3,748	5
Total underwriting operations	$22,206	$18,962	17%
Net Premiums Earned
Personal Lines
Vehicles
Agency	$7,026	$5,858	20%
Direct	8,908	7,020	27
Property	776	713	9
Total Personal Lines	16,710	13,591	23
Commercial Lines	2,699	2,558	6
Total underwriting operations	$19,409	$16,149	20%

	March 31,
(# in thousands)	2025	2024	% Growth
Policies in Force
Personal Lines
Agency - auto	10,146	8,593	18%
Direct - auto	14,771	11,855	25
Special lines	6,637	6,076	9
Property	3,576	3,209	11
Total Personal Lines	35,130	29,733	18
Commercial Lines	1,162	1,101	6
Companywide total	36,292	30,834	18%
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments. Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth.

D. Personal Lines
Our Personal Lines business offers vehicle (personal auto and special lines) and residential property insurance products to personal consumers, with the operating goal of optimizing the number of insured products within our policyholders’ households. In our discussion below, we report our personal auto and personal property business results separately as components of our Personal Lines segment to provide a further understanding of our products. Our personal auto business discussions are further separated between the agency and direct distribution channel. For the three months ended March 31, 2025, 42% of our personal auto business was written through the agency channel and 58% was written through the direct channel.
Personal Auto - Agency
The year-over-year changes our personal auto agency business were as follows:

	Change Over Prior Year Quarter
	2025	2024
Applications
New	30%	(13)%
Renewal	17	8
Total	19	3
Written premium per policy
New	(4)	5
Renewal	(1)	17
Total	(2)	15
Policy life expectancy
Trailing 3 months	(5)	7
Trailing 12 months	(1)	28
The personal auto agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the first quarter 2025, we generated new agency personal auto application growth in 47 states and the District of Columbia, including nine of our top 10 largest agency states.
Compared to the same period in the prior year, new application and policy in force growth varied by consumer segment:
•Sams experienced a low double-digit increase in policies in force, with a significant increase in new applications during the first quarter 2025;
•Dianes and Wrights experienced significant policies in force and new application growth during the first quarter 2025; and
•Robinsons had a high single-digit increase in policies in force, with a significant decline in new applications during the first quarter 2025.
During the first quarter 2025, on a year-over-year basis, we experienced an increase in agency auto quote volume of 16%, with a rate of conversion (i.e., converting a quote to a sale) increase of 11%, compared to the same period last year. All four of our consumer segments experienced an increase in both quote volume and conversion during the first quarter 2025, compared to the same period in the prior year, except Robinsons who had a single-digit decline in quotes and a significant decline in conversion. New applications, quotes, and conversion declined in Robinsons year over year due to several initiatives implemented in our personal property business that were focused on improving profitability, as discussed in the Personal Property section below. These initiatives, which began during the last half of 2024, focused primarily on home and condo coverages and impacted growth in bundled auto and homeowner policies.
Our personal auto rates were relatively stable during the quarter. The decrease in written premium per policy for new and renewal personal auto agency business during the first quarter 2025, compared to the same period last year, was in part, attributable to a shift in the mix of business, including a shift to a higher percentage of 6-month policies, which have about half of the amount of net premiums written as policies with 12-month terms.
Our trailing 3- and 12-month policy life expectancy in the agency auto business experienced a decrease at the end of the first quarter 2025, on a year-over-year basis, which we believe is primarily driven by a shift in the mix of business and increased consumer shopping.
Personal Auto - Direct
The year-over-year changes in our personal auto direct business were as follows:

	Change Over Prior Year Quarter
	2025	2024
Applications
New	33%	(6)%
Renewal	21	11
Total	24	6
Written premium per policy
New	3	9
Renewal	1	14
Total	2	13
Policy life expectancy
Trailing 3 months	(5)	(6)
Trailing 12 months	(7)	13
The personal auto direct business includes business written directly by Progressive online or by phone. During the first quarter 2025, we generated new direct personal auto application growth in 48 states and the District of Columbia, including nine of our top 10 largest direct states. During the first quarter 2025, each of our consumer segments experienced a significant increase in new applications year over year. Policies in force grew between 19% and 27% in each consumer segment, compared to the same period last year.

During the first quarter 2025, direct personal auto quote volume increased 22%, with a rate of conversion increase of 8%, compared to the same period last year, primarily driven by increased advertising spend and our competitiveness in the marketplace. All consumer segments saw a significant increase in quotes and a modest increase in the rate of conversion during the first quarter 2025, except for Robinsons where conversion was flat.
The personal property profitability initiatives that negatively affected Robinsons new application, quote, and conversion growth in the agency channel were not as impactful to the direct channel as the majority of the property business bundles with personal auto in the direct channel is written through unaffiliated third-party carriers, which remain available even when we restrict writing our personal property products.
Written premium per policy increased for new and renewal personal auto direct business during the first quarter 2025, compared to the same period last year, primarily driven by the rate increases made during the last 12 months.
Our trailing 3- and 12-month policy life expectancy in the direct auto business experienced a decrease at the end of the first quarter 2025, on a year-over-year basis, which we believe is primarily driven by a shift in the mix of business and increased consumer shopping.
Personal Property
The year-over-year changes in our personal property business were as follows:

	Change Over Prior Year Quarter
	2025	2024
Applications
New	0%	31%
Renewal	13	7
Total	8	15
Written premium per policy
New	(42)	2
Renewal	(3)	6
Total	(10)	2
Policy life expectancy Trailing 12 months	(17)	11
Our personal property business writes residential property insurance for homeowners and renters, umbrella, and flood insurance through the “Write Your Own” program for the National Flood Insurance Program. Our personal property business insurance is written in the agency and direct channels.
In addition to reducing our geographic footprint in more volatile weather-related markets (e.g., coastal and hail-
prone states), we continued to focus on achieving profitability goals in markets that are less susceptible to catastrophes for our homeowners products, which we define as our total personal property business excluding renters and umbrella products. In the growth-oriented states, policies in force increased 14% on a year-over-year basis as of March 31, 2025. Policies in force decreased 12% in the volatile weather states as of the end of the first quarter 2025, compared to the same period in the prior year.
During the first quarter 2025, we continued several initiatives, including: (i) prioritizing insuring lower-risk properties (e.g., new construction, existing homes with newer roofs); (ii) having underwriting restrictions in place in most states, to only accept new personal property business (e.g., home or condo) when the property policy is bundled with a Progressive personal auto policy, where permitted; (iii) restricting new business and non-renewing policies that provide coverage for non-owner-occupied properties (e.g., short-term vacation rental, secondary residence, etc.) in the majority of states; and, (iv) expanding our cost sharing with policyholders through mandatory wind and hail deductibles and roof depreciation schedules in markets where permitted.
In addition, beginning in the second quarter 2024, following the required filings and notices, we began our efforts to non-renew up to 115,000 Property policies in Florida. This effort slowed while the moratoriums were in place in response to Hurricanes Helene and Milton, which temporarily limited an insurer’s ability to non-renew policies, but resumed once the moratoriums expired in December 2024. We currently expect this effort to be substantially completed by the end of the second quarter 2025.
To try to ease the disruption of the non-renewals to our customers and agents, we reached an agreement with an unaffiliated Florida insurer to offer replacement policies to many of these policyholders, subject to the insurer’s underwriting and financial guidelines and agent appointments where applicable.
Our written premium per policy decreased on a year-over-year basis for the first quarter 2025, primarily attributable to a shift in the mix of business to more renters policies, which have lower average written premiums, and a decline in homeowners policies in force in both volatile weather-related markets and non-owner-occupied properties, which both have higher average premiums. The effect of these declines were partially offset by rate increases taken during 2024 and higher premium coverages reflecting increased property values. During the first quarter 2025, we increased rates, in aggregate, about 2% in our personal property business. We intend to continue to make targeted rate increases in states where we are not achieving our profitability goals.

The policy life expectancy in our personal property business shortened during the first quarter 2025, compared to the same period last year, which we believe is primarily driven by a shift in the mix of business to more renters policies, the non-renewals for certain policies in volatile weather states, and rate increases made during the last 12 months.
E. Commercial Lines
The following table and discussion focuses on our core commercial auto products, which accounted for about 80% of our Commercial Lines segment net premiums written on a trailing 12-month basis, as of the end of the first quarter 2025. Year-over-year changes in our core commercial auto products were as follows:

	Change Over Prior Year Quarter
	2025	2024
Applications
New	8%	2%
Renewal	4	0
Total	5	1
Written premium per policy
New	(8)	4
Renewal	(5)	14
Total	(6)	10
Policy life expectancy Trailing 12 months	(6)	(15)
During the first quarter 2025, core commercial auto new application growth was positive in each of our BMTs, except for the for-hire transportation and for-hire specialty
BMTs. The for-hire transportation BMT continued to be adversely impacted by challenging freight market conditions that have continued to cause a decline in the active number of motor carriers in this BMT. During the first quarter 2025, quote volume and conversion increased about 3% and 5%, respectively, in our core commercial auto products, compared to the same period last year.
The effect of the previously discussed rate increases had on written premium per policy for our core commercial auto business was offset by the change in the mix of business written, compared to the first quarter 2024. During the first quarter 2025, we increased rates, in aggregate, about 1% in our core commercial auto products. We will continue to evaluate our rate need and adjust rates as we deem necessary.
Our policy life expectancy decreased in all BMTs, except for tow, which we believe is due to rate and non-rate actions, as well as the continued decrease in demand in the for-hire transportation BMT. As of the end of the first quarter 2025, policy life expectancy has experienced sequential month-over-month improvement since the end of the third quarter 2024, which we believe is due to the moderation of our rate increases, compared to competitor rate increases, improving our competitiveness in the marketplace.
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
The following table summarizes investment results for the periods ended March 31:

	Three Months
	2025	2024
Pretax recurring investment book yield (annualized)	4.1%	3.7%
FTE total return:
Fixed-income securities	2.5	0.3
Common stocks	(5.0)	9.9
Total portfolio	2.2	0.8
The increase in the book yield, compared to last year, primarily reflected investing new cash from insurance operations, and proceeds from maturing bonds, in higher coupon rate securities. The increase in the fixed-income portfolio FTE total return, compared to last year, primarily reflected movement in Treasury yields year-over-year. The common stock FTE total return reflected general market conditions.
A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended March 31, follows:

	Three Months
	2025	2024
Fixed-income securities:
U.S. government obligations	2.9%	(0.4)%
State and local government obligations	2.0	0.4
Foreign government obligations	1.6	(2.4)
Corporate and other debt securities	2.0	0.6
Residential mortgage-backed securities	2.0	2.0
Commercial mortgage-backed securities	2.2	3.2
Other asset-backed securities	1.4	1.4
Nonredeemable preferred stocks	1.8	4.1
Short-term investments	1.1	1.4

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Average Rating[1]
March 31, 2025
U.S. government obligations	$44,318	53.0%	4.5	AA+
State and local government obligations	2,604	3.1	2.8	AA+
Foreign government obligations	16	0	1.4	AAA
Corporate and other debt securities	16,016	19.2	2.7	BBB+
Residential mortgage-backed securities	2,183	2.6	2.5	AA+
Commercial mortgage-backed securities	4,825	5.8	1.6	A+
Other asset-backed securities	7,139	8.5	1.2	AA+
Nonredeemable preferred stocks	584	0.7	1.2	BBB-
Short-term investments	2,595	3.1	<0.1	A+
Total fixed-income securities	80,280	96.0	3.4	AA-
Common equities	3,384	4.0	na	na
Total portfolio[2]	$83,664	100.0%	3.4	AA-
March 31, 2024
U.S. government obligations	$38,563	55.8%	3.9	AA+
State and local government obligations	2,060	3.0	3.0	AA+
Foreign government obligations	16	0.1	2.3	AAA
Corporate and other debt securities	12,695	18.3	2.7	BBB+
Residential mortgage-backed securities	383	0.6	0.5	A+
Commercial mortgage-backed securities	3,852	5.6	2.2	A+
Other asset-backed securities	6,061	8.8	1.1	AA+
Nonredeemable preferred stocks	886	1.3	2.0	BBB-
Short-term investments	1,327	1.9	<0.1	AA-
Total fixed-income securities	65,843	95.4	3.2	AA-
Common equities	3,195	4.6	na	na
Total portfolio[2]	$69,038	100.0%	3.2	AA-
December 31, 2024
U.S. government obligations	$45,988	57.3%	4.1	AA+
State and local government obligations	2,778	3.5	2.5	AA+
Foreign government obligations	16	0	1.6	AAA
Corporate and other debt securities	13,954	17.4	2.6	BBB+
Residential mortgage-backed securities	1,601	2.0	2.6	AA
Commercial mortgage-backed securities	4,352	5.4	1.9	A+
Other asset-backed securities	6,643	8.3	1.2	AA+
Nonredeemable preferred stocks	728	0.9	1.4	BBB-
Short-term investments	615	0.7	<0.1	AA-
Total fixed-income securities	76,675	95.5	3.3	AA-
Common equities	3,575	4.5	na	na
Total portfolio[2]	$80,250	100.0%	3.3	AA-
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
2 At March 31, 2025 and 2024 and December 31, 2024, we had $297 million, $16 million, and $125 million, respectively, of net unsettled security transactions included in other liabilities.
The total fair value of the portfolio at March 31, 2025 and 2024 and December 31, 2024, included $3.5 billion, $3.2 billion, and $6.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions. A portion of the investments held at December 31, 2024 were sold and proceeds used to pay our common share dividends in January 2025; see Note 9 – Dividends for additional information.

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
The following table shows the composition of our Group I and Group II securities:

	March 31, 2025		March 31, 2024		December 31, 2024
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$436	0.5%	$467	0.7%	$385	0.5%
Nonredeemable preferred stocks	584	0.7	886	1.3	728	0.9
Common equities	3,384	4.0	3,195	4.6	3,575	4.5
Total Group I securities	4,404	5.2	4,548	6.6	4,688	5.9
Group II securities:
Other fixed maturities	76,665	91.7	63,163	91.5	74,947	93.4
Short-term investments	2,595	3.1	1,327	1.9	615	0.7
Total Group II securities	79,260	94.8	64,490	93.4	75,562	94.1
Total portfolio	$83,664	100.0%	$69,038	100.0%	$80,250	100.0%

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

Unrealized Gains (Losses)
As of March 31, 2025, our fixed-maturity portfolio had total after-tax net unrealized losses, which are recorded as part of accumulated other comprehensive income (loss) on our consolidated balance sheets, of $0.5 billion, compared to $1.8 billion and $1.4 billion at March 31, 2024 and December 31, 2024, respectively. The decrease in total unrealized losses from March 31, 2024 and December 31, 2024, was due to valuation increases across all fixed-maturity sectors, most prominently in our U.S. Treasury, corporate and other debt, and commercial mortgage-backed portfolios as lower interest rates and, in some cases, tighter credit spreads drove strong portfolio performance.
See Note 2 – Investments for a further break-out of our gross unrealized gains (losses).

Holding Period Gains (Losses)
The following table provides the balance and activity for both the gross and net holding period gains (losses) for the three months ended March 31, 2025:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2024
Hybrid fixed-maturity securities	$8	$(12)	$(4)
Equity securities[1]	2,838	(36)	2,802
Total holding period securities	2,846	(48)	2,798
Current year change in holding period securities
Hybrid fixed-maturity securities	1	2	3
Equity securities[1]	(207)	(9)	(216)
Total changes in holding period securities	(206)	(7)	(213)
Balance at March 31, 2025
Hybrid fixed-maturity securities	9	(10)	(1)
Equity securities[1]	2,631	(45)	2,586
Total holding period securities	$2,640	$(55)	$2,585
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

Interest Rate Risk Our duration of 3.4 years at March 31, 2025, 3.2 years at March 31, 2024, and 3.3 years at December 31, 2024 fell within our acceptable range of 1.5 to 5.0 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2025	March 31, 2024	December 31, 2024
1 year	11.1%	11.0%	9.6%
2 years	8.2	11.2	8.2
3 years	25.2	32.4	29.5
5 years	35.3	31.8	43.6
7 years	19.4	12.1	8.2
10 years	0.8	1.5	0.9
Total fixed-income portfolio	100.0%	100.0%	100.0%

Credit Risk This exposure is managed by maintaining an A minimum weighted average portfolio credit quality rating, as defined by NRSROs. At March 31, 2025 and 2024, and December 31, 2024, our weighted average credit quality rating was AA-. The credit quality distribution of the fixed-income portfolio was:

Average Rating[1]	March 31, 2025	March 31, 2024	December 31, 2024
AAA	13.6%	11.0%	12.6%
AA	60.8	64.3	64.2
A	7.4	7.0	6.4
BBB	17.1	16.3	15.7
Non-investment grade/non-rated
BB	0.9	1.1	0.8
B	0.1	0.2	0.2
Non-rated	0.1	0.1	0.1
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The credit quality ratings are assigned by NRSROs.

Concentration Risk We did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our thresholds during the first quarter 2025.

Prepayment and Extension Risk We did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the first quarter 2025.

Liquidity Risk Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity. During the remainder of 2025, we expect approximately $5.7 billion, or 17%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments. Cash from interest and dividend payments provides an additional source of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at March 31, 2025:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$224	0.6
One to two years	851	1.7
Two to three years	1,357	2.7
Three to five years	28,017	4.0
Five to seven years	13,867	5.9
Seven to ten years	2	7.8
Total U.S. Treasury Notes	$44,318	4.5

ASSET-BACKED SECURITIES
Included in our fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Average Rating (at period end)[1]
March 31, 2025
Residential mortgage-backed securities	$2,183	$10	15.4%	2.5	AA+
Commercial mortgage-backed securities	4,825	(319)	34.1	1.6	A+
Other asset-backed securities	7,139	(25)	50.5	1.2	AA+
Total asset-backed securities	$14,147	$(334)	100.0%	1.5	AA
March 31, 2024
Residential mortgage-backed securities	$383	$(9)	3.7%	0.5	A+
Commercial mortgage-backed securities	3,852	(516)	37.4	2.2	A+
Other asset-backed securities	6,061	(85)	58.9	1.1	AA+
Total asset-backed securities	$10,296	$(610)	100.0%	1.5	AA
December 31, 2024
Residential mortgage-backed securities	$1,601	$(2)	12.7%	2.6	AA
Commercial mortgage-backed securities	4,352	(369)	34.6	1.9	A+
Other asset-backed securities	6,643	(39)	52.7	1.2	AA+
Total asset-backed securities	$12,596	$(410)	100.0%	1.6	AA
1 The credit quality ratings are assigned by NRSROs.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at March 31, 2025, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at March 31, 2025)
($ in millions) Average Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$1,581	$0	$1,581	72.4%
AA	23	1	24	1.1
A	210	0	210	9.6
BBB	366	0	366	16.8
Non-investment grade/non-rated:
BB	0	0	0	0
CCC and lower	1	0	1	0.1
Non-rated	1	0	1	0
Total fair value	$2,182	$1	$2,183	100.0%
Increase (decrease) in value	0.5%	(3.9)%	0.5%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our RMBS, 92% of our non-investment-grade securities were rated investment grade and reported as Group II securities.
2 The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA). .

Our RMBS portfolio consists of deals that are backed by high-credit quality borrowers and/or those that have strong structural protections through underlying loan collateralization. During the first quarter of 2025, we continued to increase our exposure in this portfolio through purchases in both the primary and secondary markets with securities that had shorter spread durations. Our additions were concentrated in investment-grade securities, while also increasing our allocation to Fannie Mae and Freddie Mac credit risk transfer securities.
Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at March 31, 2025, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at March 31, 2025)
($ in millions) Average Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$135	$2,036	$2,171	45.0%
AA	0	840	840	17.4
A	0	557	557	11.5
BBB	0	868	868	18.0
Non-investment grade/non-rated:
BB	0	377	377	7.8
B	0	12	12	0.3
Total fair value	$135	$4,690	$4,825	100.0%
Increase (decrease) in value	(4.6)%	(6.3)%	(6.2)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our CMBS, 87% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.

During the first quarter 2025, there was strong new issuance activity in the CMBS market and deals backed by office properties were the largest source of new issuances in the single-borrower market. Growth in the portfolio was largely driven by additions of investment-grade-rated securities backed by industrial logistics, grocery-anchored retail, and self-storage properties. As of March 31, 2025, we had no delinquencies in our CMBS portfolio.

The following table shows the composition of our CMBS portfolio by maturity year and sector:

Commercial Mortgage-Backed Securities Sector Details (at March 31, 2025)
($ in millions) Maturity[1]	Office	Lab Office	Multi-family	Multi-family IO	Retail	Industrial	Self- Storage	Casino	Total	Average Original LTV	Average Current DSCR
2025	$0	$47	$0	$30	$0	$0	$0	$0	$77	69.9%	1.5
2026	385	55	225	35	0	98	86	113	997	62.6	1.5
2027	381	0	62	31	0	0	256	0	730	62.1	1.9
2028	278	0	0	24	0	0	24	0	326	64.0	1.8
2029	490	153	452	11	0	435	184	71	1,796	62.5	2.3
2030	106	60	0	4	148	144	0	98	560	58.5	2.7
2031	245	94	0	0	0	0	0	0	339	66.5	2.0
Total fair value	$1,885	$409	$739	$135	$148	$677	$550	$282	$4,825
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
In addition to the LTV ratio, we also examine the credit of our CMBS portfolio by reviewing the debt service coverage ratio (DSCR) of the securities. The DSCR compares the underlying property’s annual net operating income to its annual debt service payments. A DSCR less than 1.0 times indicates that property operations do not generate enough income over the debt service payments, while a DSCR greater than 1.0 times indicates that there is an excess of operating income over the debt service payments. A number above 1.0 generally indicates that there would not be an incentive for the borrower to default in light of the borrower’s excess income. The DSCR reported in the table is calculated based on the most currently available net operating income and mortgage payments for the borrower.
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at March 31, 2025, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Other Asset-Backed Securities (at March 31, 2025)
($ in millions) Average Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$3,497	$425	$49	$0	$1,079	$250	$5,300	74.2%
AA	0	38	1	0	30	0	69	1.0
A	3	0	0	0	135	404	542	7.6
BBB	0	0	0	1,154	0	39	1,193	16.7
Non-investment grade/non-rated:
BB	0	0	0	0	0	35	35	0.5
Total fair value	$3,500	$463	$50	$1,154	$1,244	$728	$7,139	100.0%
Increase (decrease) in value	0.3%	0%	(4.8)%	(2.6)%	0.3%	(1.0)%	(0.3)%

During the first quarter 2025, we selectively added securities to the OABS portfolio that we viewed as having attractive spreads and potential returns. The securities we acquired were predominantly in the automobile and equipment categories in highly rated, senior, and short-tenor debt tranches. Additions were primarily made in new issue markets with some selective secondary purchases.

STATE AND LOCAL GOVERNMENT OBLIGATIONS
The following table details the credit quality rating of our state and local government obligations (municipal securities) at March 31, 2025, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2025)
(millions) Average Rating	General Obligations	Revenue Bonds	Total
AAA	$634	$601	$1,235
AA	561	750	1,311
A	0	57	57
BBB	0	1	1
Non-rated	0	0	0
Total	$1,195	$1,409	$2,604
Included in revenue bonds were $608 million of single-family housing revenue bonds issued by state housing finance agencies, of which $282 million were supported by individual mortgages held by the state housing finance
agencies and $326 million were supported by mortgage-backed securities.
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
Although credit spreads of municipal bonds widened, we still viewed most of the market as relatively unattractive. We selectively added to the municipal portfolio during the first quarter 2025, with a focus on high-quality securities with shorter maturities, which we viewed as having more favorable risk/reward profiles.
CORPORATE AND OTHER DEBT SECURITIES
The following table details the credit quality rating of our corporate and other debt securities at March 31, 2025:

Corporate and Other Debt Securities (at March 31, 2025)
(millions) Average Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$38	$0	$0	$154	$0	$0	$40	$232
AA	92	0	0	629	0	0	44	765
A	840	293	56	2,684	60	107	566	4,606
BBB	3,528	1,550	417	1,959	1,275	66	1,267	10,062
Non-investment grade/non-rated:
BB	95	72	57	0	8	0	6	238
B	101	0	0	0	0	7	0	108
Non-rated	0	0	0	2	3	0	0	5
Total fair value	$4,694	$1,915	$530	$5,428	$1,346	$180	$1,923	$16,016

The size of our corporate and other debt portfolio increased to $16.0 billion at March 31, 2025, from $14.0 billion at
December 31, 2024. Credit spreads provided more reward for the risks during the quarter. At March 31, 2025 and
December 31, 2024, corporate and other debt securities made up approximately 20% and 18%, respectively, of our fixed-income portfolio. The duration of the corporate and other debt portfolio increased slightly to 2.7 years at March 31, 2025, from 2.6 years at December 31, 2024.

NONREDEEMABLE PREFERRED STOCKS
The table below shows the exposure break-down of our nonredeemable preferred stocks by sector and rating at March 31, 2025:

Nonredeemable Preferred Stocks (at March 31, 2025)
	Financial Services
(millions) Average Rating	U.S. Banks	Foreign Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$312	$14	$63	$31	$0	$39	$459
Non-investment grade/non-rated:
BB	65	0	0	0	0	0	65
Non-rated	0	0	23	22	15	0	60
Total fair value	$377	$14	$86	$53	$15	$39	$584
The majority of our nonredeemable preferred securities have fixed-rate dividends until a call date and then, if not called, generally convert to floating-rate dividends. The interest rate duration is calculated to reflect the call, floor, and floating-rate features. Although a nonredeemable preferred stock will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. At March 31, 2025, our non-investment-grade nonredeemable preferred stocks were with issuers that maintain investment-grade senior debt ratings.
We also face the risk that dividend payments could be deferred for one or more periods or skipped entirely. As of March 31, 2025, we expect all of these securities to pay their dividends in full and on time. Approximately 97% of our nonredeemable preferred stocks pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
At March 31, 2025, the nonredeemable preferred stock portfolio fair value was $0.6 billion, which is a slight decrease from $0.7 billion at December 31, 2024. This decline was primarily due to nonredeemable preferred stocks that were called or sold because they had less attractive risk/reward profiles.
Common Equities
Common equities, as reported on our consolidated balance sheets, were comprised of the following:

($ in millions)	March 31, 2025		March 31, 2024		December 31, 2024
Common stocks	$3,353	99.1%	$3,170	99.2%	$3,550	99.3%
Other risk investments[1]	31	0.9	25	0.8	25	0.7
Total common equities	$3,384	100.0%	$3,195	100.0%	$3,575	100.0%
1 The other risk investments consist of limited partnership interests.
The majority of our common stock portfolio consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 702 out of 1,008, or 70%, of the common stocks comprising the index at March 31, 2025, which made up 94% of the total market capitalization of the index. At both March 31, 2025 and 2024, the year-to-date GAAP income total return was within our targeted tracking error of +/- 50 basis points. At December 31, 2024, the full year GAAP income total return did not meet our targeted tracking error.

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
•our ability to obtain capital when necessary to support our business, our financial condition, and potential growth;
•evaluations and ratings by credit rating and other rating agencies;
•the variable nature of our common share dividend policy;
•whether our investments in certain tax-advantaged projects generate the anticipated returns;
•the impact from not managing to short-term earnings expectations in light of our goal to maximize the long-term value of the enterprise;
•the impacts of epidemics, pandemics, or other widespread health risks; and
•other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission, including, without limitation, the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.4 years at March 31, 2025, 3.2 years at March 31, 2024, and 3.3 years at December 31, 2024. The weighted average beta of the equity portfolio was 1.0 at March 31, 2025 and 1.1 at both March 31, 2024 and December 31, 2024. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 1A. Risk Factors.
There have been no material changes in the risk factors from those discussed in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2025 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	206,449	$242.29	630,510	24,369,490
February	13,195	256.82	643,705	24,356,295
March	2,243	276.25	645,948	24,354,052
Total	221,887	$243.50
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under-leveraged capital.
In May 2024, the Board of Directors approved an authorization for the company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the first quarter 2025, all repurchases were accomplished in conjunction with our equity incentive awards at the then-current market prices; there were no open market purchases during the quarter.
Item 5. Other Information.
(c) Insider Trading Arrangements
During the first quarter 2025, certain executive officers entered into Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c). The executive officers’ plans provide for: (i) the sale of all of the shares issued upon vesting for certain outstanding equity awards previously granted to the applicable executive officer, excluding any shares withheld by the company to satisfy tax withholding obligations (see our 2025 Proxy Statement for a description of the company’s equity compensation plans) and, (ii) for three executives, the sale and/or gift of a certain amount of additional shares (see “Additional or Specified Shares” below) held by the applicable executive, that are not sold in connection with the vesting of an outstanding equity award (as described in (i) above), some of which may have been the result of a prior vesting event for the executive.
Below are the details of each applicable Rule 10b5-1 trading arrangement:

Name	Title	Date Entered	Date Expires[1]	Additional or Specified Shares
Steven A. Broz	Chief Information Officer	January 30, 2025	December 31, 2025	3,801
Susan Patricia Griffith	President and Chief Executive Officer	March 30, 2025	February 27, 2026	15,000
Remi Kent	Chief Marketing Officer	March 24, 2025	February 6, 2026	0
John Murphy	Claims President	March 20, 2025	February 2, 2026	8,000
Lori Niederst	Customer Relationship Management President	March 28, 2025	March 31, 2026	0
Andrew J. Quigg	Chief Strategy Officer	January 30, 2025	January 30, 2026	0
1 Subject to the plan’s earlier expiration or completion in accordance with its terms.

Additional Information
President and CEO Susan Patricia Griffith’s quarterly letter to shareholders is included as Exhibit 99 to this Quarterly Report on Form 10-Q and in our online shareholders’ report located on our investor relations website at: investors.progressive.com/financials.
Item 6. Exhibits.
See exhibit index contained herein beginning on page 51, which is incorporated by reference from information with respect to this item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	May 5, 2025	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10	10.1	Form of Restricted Stock Unit Award Agreement for Time-Based Awards (for 2025)	Filed herewith
10	10.2	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance Versus Market) (for 2025)	Filed herewith
10	10.3	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) (for 2025)	Filed herewith
10	10.4	Form of Restricted Stock Unit Award Agreement for Special Time/Performance-Based Award (for 2025)	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith