Form 10-Q
period 2025-06-30
PROGRESSIVE CORP/OH/
filed 2025-08-04
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
Common Shares, $1.00 par value: 586,208,487 outstanding at June 30, 2025

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2025	2024	2025	2024
(millions — except per share amounts)
Revenues
Net premiums earned	$20,310	$17,209	$39,719	$33,358
Investment income	871	685	1,685	1,303
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	19	(227)	20	(373)
Net holding period gains (losses) on securities	368	100	155	402
Total net realized gains (losses) on securities	387	(127)	175	29
Fees and other revenues	303	260	590	496
Service revenues	133	107	244	191
Total revenues	22,004	18,134	42,413	35,377
Expenses
Losses and loss adjustment expenses	13,605	12,595	26,409	23,567
Policy acquisition costs	1,511	1,308	2,967	2,540
Other underwriting expenses	2,689	2,180	5,408	4,111
Investment expenses	9	7	16	13
Service expenses	139	115	256	207
Interest expense	69	69	139	139
Total expenses	18,022	16,274	35,195	30,577
Net Income
Income before income taxes	3,982	1,860	7,218	4,800
Provision for income taxes	807	401	1,476	1,010
Net income	3,175	1,459	5,742	3,790
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	428	108	1,327	(100)
Net unrealized losses on forecasted transactions	1	0	1	0
Other comprehensive income (loss)	429	108	1,328	(100)
Comprehensive income (loss)	$3,604	$1,567	$7,070	$3,690
Computation of Earnings Per Common Share
Net income	$3,175	$1,459	$5,742	$3,790
Less: Preferred share dividends and other[1]	0	0	0	17
Net income available to common shareholders	$3,175	$1,459	$5,742	$3,773
Average common shares outstanding - Basic	586.2	585.4	586.1	585.4
Net effect of dilutive stock-based compensation	1.6	2.0	1.6	2.0
Total average equivalent common shares - Diluted	587.8	587.4	587.7	587.4
Basic: Earnings per common share	$5.42	$2.49	$9.80	$6.45
Diluted: Earnings per common share	$5.40	$2.48	$9.77	$6.42
1 All of our outstanding Serial Preferred Shares, Series B, were redeemed in February 2024.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31,
(millions)	2025	2024	2024
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $82,372, $69,668, and $77,126)	$82,272	$67,489	$75,332
Short-term investments (amortized cost: $2,103, $733, and $615)	2,103	733	615
Total available-for-sale securities	84,375	68,222	75,947
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $517, $887, and $756)	500	838	728
Common equities (cost: $775, $708, and $745)	3,735	3,296	3,575
Total equity securities	4,235	4,134	4,303
Total investments	88,610	72,356	80,250
Cash and cash equivalents	125	90	143
Restricted cash and cash equivalents	10	12	11
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	135	102	154
Accrued investment income	636	564	594
Premiums receivable, net of allowance for credit losses of $501, $328, and $460	16,406	14,545	14,369
Reinsurance recoverables	4,197	4,881	4,765
Prepaid reinsurance premiums	263	291	349
Deferred acquisition costs	2,110	1,938	1,961
Property and equipment, net of accumulated depreciation of $1,369, $1,558, and $1,461	820	713	790
Net federal deferred income taxes	633	1,001	954
Other assets	1,670	1,502	1,559
Total assets	$115,480	$97,893	$105,745
Liabilities and Shareholders’ Equity
Unearned premiums	$26,335	$23,681	$23,858
Loss and loss adjustment expense reserves	41,154	36,605	39,057
Accounts payable, accrued expenses, and other liabilities	8,492	7,376	10,346
Debt[1]	6,895	6,891	6,893
Total liabilities	82,876	74,553	80,154
Common shares, $1.00 par value (authorized 900; issued 798, including treasury shares of 212)	586	586	586
Paid-in capital	2,192	2,060	2,145
Retained earnings	29,921	22,410	24,283
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	(81)	(1,701)	(1,408)
Net unrealized losses on forecasted transactions	(13)	(14)	(14)
Foreign currency translation adjustment	(1)	(1)	(1)
Total accumulated other comprehensive income (loss)	(95)	(1,716)	(1,423)
Total shareholders’ equity	32,604	23,340	25,591
Total liabilities and shareholders’ equity	$115,480	$97,893	$105,745
1 Consists solely of long-term debt. See Note 4 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2025	2024	2025	2024
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$0	$0	$0	$494
Redemption of Serial Preferred Shares, Series B1	0	0	0	(494)
Balance, end of period	0	0	0	0
Common Shares, $1.00 Par Value
Balance, beginning of period	586	586	586	585
Treasury shares purchased	0	0	0	0
Net restricted equity awards issued/vested	0	0	0	1
Balance, end of period	586	586	586	586
Paid-In Capital
Balance, beginning of period	2,160	2,029	2,145	2,013
Amortization of equity-based compensation	32	31	48	48
Treasury shares purchased	0	0	(1)	(1)
Net restricted equity awards issued/vested	0	0	0	(1)
Reinvested dividends on restricted stock units	0	0	0	1
Balance, end of period	2,192	2,060	2,192	2,060
Retained Earnings
Balance, beginning of period	26,732	21,020	24,283	18,801
Net income	3,175	1,459	5,742	3,790
Treasury shares purchased	(13)	(11)	(66)	(47)
Cash dividends declared on common shares ($0.10, $0.10, $0.20, and $0.20 per share)[1]	(58)	(58)	(117)	(117)
Cash dividends declared on Serial Preferred Shares, Series B ($0, $0, $0, and $15.688377 per share)[1]	0	0	0	(8)
Reinvested dividends on restricted stock units	0	0	0	(1)
Other, net	85	0	79	(8)
Balance, end of period	29,921	22,410	29,921	22,410
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(524)	(1,824)	(1,423)	(1,616)
Other comprehensive income (loss)	429	108	1,328	(100)
Balance, end of period	(95)	(1,716)	(95)	(1,716)
Total shareholders’ equity	$32,604	$23,340	$32,604	$23,340
1 See Note 9 – Dividends for further discussion.
There are 20 million Serial Preferred Shares authorized. There are 5 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2025	2024
(millions)
Cash Flows From Operating Activities
Net income	$5,742	$3,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149	138
Net amortization (accretion) of fixed-income securities	(55)	(20)
Amortization of equity-based compensation	48	48
Net realized (gains) losses on securities	(175)	(29)
Net (gains) losses on disposition of property and equipment	1	(1)
Changes in:
Premiums receivable	(2,037)	(2,587)
Reinsurance recoverables	568	213
Prepaid reinsurance premiums	86	(41)
Deferred acquisition costs	(149)	(251)
Income taxes	(173)	(342)
Unearned premiums	2,477	3,547
Loss and loss adjustment expense reserves	2,097	2,216
Accounts payable, accrued expenses, and other liabilities	550	1,058
Other, net	54	(237)
Net cash provided by operating activities	9,183	7,502
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(26,354)	(24,532)
Equity securities	(87)	(32)
Sales:
Fixed maturities	17,086	13,687
Equity securities	151	98
Maturities, paydowns, calls, and other:
Fixed maturities	4,006	3,235
Equity securities	177	23
Net (purchases) sales of short-term investments	(1,429)	1,087
Net change in unsettled security transactions	178	120
Purchases of property and equipment	(161)	(118)
Sales of property and equipment	52	45
Net cash used in investing activities	(6,381)	(6,387)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(2,754)	(557)
Acquisition of treasury shares for equity award tax liabilities	(55)	(38)
Acquisition of treasury shares acquired in open market	(12)	(10)
Redemption of preferred shares	0	(500)
Dividends paid to preferred shareholders	0	(8)
Net cash used in financing activities	(2,821)	(1,113)
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(19)	2
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	154	100
Cash, cash equivalents, restricted cash, and restricted cash equivalents – June 30	$135	$102
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
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2025, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report to Shareholders).
Premiums Receivable
We perform analyses to evaluate our premiums receivable for expected credit losses. See our 2024 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2025	2024	2025	2024
Allowance for credit losses, beginning of period	$473	$328	$460	$369
Increase in allowance[1]	176	128	329	235
Write-offs[2]	(148)	(128)	(288)	(276)
Allowance for credit losses, end of period	$501	$328	$501	$328
1 Represents the incremental increase in other underwriting expenses.
2 Represents the portion of allowance that is reversed when the premiums receivable balances are written off. Premiums receivable balances are written off once we have exhausted our collection efforts.
Property – Held for Sale
At June 30, 2025 and 2024, and December 31, 2024, we had held for sale properties of $117 million, $152 million, and $129 million, respectively, which are included in other assets on our consolidated balance sheets.

New Accounting Standards
We did not adopt any new accounting standards during the three and six months ended June 30, 2025, and there were no recently issued accounting standards that are expected to materially impact our financial condition or results of operations.

2.  INVESTMENTS
The following tables present the composition of our investment portfolio by major security type:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2025
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$46,684	$598	$(472)	$0	$46,810	52.8%
State and local government obligations	3,030	12	(78)	0	2,964	3.3
Foreign government obligations	17	0	0	0	17	0
Corporate and other debt securities	18,004	222	(112)	8	18,122	20.5
Residential mortgage-backed securities	2,644	21	(7)	2	2,660	3.0
Commercial mortgage-backed securities	5,325	10	(286)	0	5,049	5.7
Other asset-backed securities	6,668	26	(44)	0	6,650	7.5
Total fixed maturities	82,372	889	(999)	10	82,272	92.8
Short-term investments	2,103	0	0	0	2,103	2.4
Total available-for-sale securities	84,475	889	(999)	10	84,375	95.2
Equity securities:
Nonredeemable preferred stocks	517	0	0	(17)	500	0.6
Common equities	775	0	0	2,960	3,735	4.2
Total equity securities	1,292	0	0	2,943	4,235	4.8
Total portfolio[1]	$85,767	$889	$(999)	$2,953	$88,610	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2024
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$42,063	$60	$(1,229)	$0	$40,894	56.5%
State and local government obligations	2,345	1	(144)	0	2,202	3.0
Foreign government obligations	17	0	(1)	0	16	0.1
Corporate and other debt securities	13,439	33	(306)	(20)	13,146	18.1
Residential mortgage-backed securities	981	2	(9)	2	976	1.3
Commercial mortgage-backed securities	4,457	2	(489)	0	3,970	5.5
Other asset-backed securities	6,366	8	(89)	0	6,285	8.7
Total fixed maturities	69,668	106	(2,267)	(18)	67,489	93.2
Short-term investments	733	0	0	0	733	1.0
Total available-for-sale securities	70,401	106	(2,267)	(18)	68,222	94.2
Equity securities:
Nonredeemable preferred stocks	887	0	0	(49)	838	1.2
Common equities	708	0	0	2,588	3,296	4.6
Total equity securities	1,595	0	0	2,539	4,134	5.8
Total portfolio[1]	$71,996	$106	$(2,267)	$2,521	$72,356	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2024
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$47,103	$36	$(1,151)	$0	$45,988	57.3%
State and local government obligations	2,893	2	(117)	0	2,778	3.5
Foreign government obligations	16	0	0	0	16	0
Corporate and other debt securities	14,111	65	(215)	(7)	13,954	17.4
Residential mortgage-backed securities	1,600	9	(11)	3	1,601	2.0
Commercial mortgage-backed securities	4,721	7	(376)	0	4,352	5.4
Other asset-backed securities	6,682	26	(65)	0	6,643	8.3
Total fixed maturities	77,126	145	(1,935)	(4)	75,332	93.9
Short-term investments	615	0	0	0	615	0.7
Total available-for-sale securities	77,741	145	(1,935)	(4)	75,947	94.6
Equity securities:
Nonredeemable preferred stocks	756	0	0	(28)	728	0.9
Common equities	745	0	0	2,830	3,575	4.5
Total equity securities	1,501	0	0	2,802	4,303	5.4
Total portfolio[1]	$79,242	$145	$(1,935)	$2,798	$80,250	100.0%
1 At June 30, 2025 and 2024 and December 31, 2024, we had $303 million, $74 million, and $125 million, respectively, of net unsettled security transactions included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.
The total fair value of the portfolio at June 30, 2025 and 2024 and December 31, 2024, included $5.0 billion, $4.1 billion, and $6.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions. A portion of the investments held at December 31, 2024 were sold and proceeds were used to pay our common share dividends in January 2025; see Note 9 – Dividends for additional information.

The June 30, 2024, corporate and other debt securities in our Note 2 – Investments and Note 3 – Fair Value tables include amounts that were previously reported as redeemable preferred stocks. The reclassification was to reflect the accurate categorization based on the underlying features of these securities; see Note 2 – Investments in our 2024 Annual Report to Shareholders for further discussion.
At June 30, 2025, bonds and certificates of deposit in the principal amount of $786 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at June 30, 2025 or 2024, or December 31, 2024. At June 30, 2025, we did not hold any debt securities that were non-income producing during the preceding 12 months.
Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	June 30,
(millions)	2025	2024	December 31, 2024
Fixed Maturities:
Corporate and other debt securities	$731	$610	$608
Residential mortgage-backed securities	615	273	479
Other asset-backed securities	0	5	1
Total hybrid securities	$1,346	$888	$1,088
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

Fixed Maturities The composition of fixed maturities by maturity at June 30, 2025, was:

(millions)	Cost	Fair Value
Less than one year	$8,582	$8,547
One to five years	49,855	49,697
Five to ten years	23,657	23,747
Ten years or greater	278	281
Total	$82,372	$82,272
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
Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
June 30, 2025
U.S. government obligations	73	$10,463	$(472)	9	$2,878	$(20)	64	$7,585	$(452)
State and local government obligations	275	1,677	(78)	53	289	(1)	222	1,388	(77)
Corporate and other debt securities	159	3,737	(112)	28	610	(6)	131	3,127	(106)
Residential mortgage-backed securities	29	385	(7)	11	342	(2)	18	43	(5)
Commercial mortgage-backed securities	153	3,331	(286)	16	448	(2)	137	2,883	(284)
Other asset-backed securities	79	1,797	(44)	40	880	(2)	39	917	(42)
Total fixed maturities	768	$21,390	$(999)	157	$5,447	$(33)	611	$15,943	$(966)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
June 30, 2024
U.S. government obligations	117	$29,776	$(1,229)	17	$12,936	$(110)	100	$16,840	$(1,119)
State and local government obligations	336	2,079	(144)	58	411	(2)	278	1,668	(142)
Foreign government obligations	1	16	(1)	0	0	0	1	16	(1)
Corporate and other debt securities	405	9,032	(306)	150	3,307	(19)	255	5,725	(287)
Residential mortgage-backed securities	39	308	(9)	7	244	0	32	64	(9)
Commercial mortgage-backed securities	183	3,883	(489)	7	315	(1)	176	3,568	(488)
Other asset-backed securities	176	3,133	(89)	62	1,447	(3)	114	1,686	(86)
Total fixed maturities	1,257	$48,227	$(2,267)	301	$18,660	$(135)	956	$29,567	$(2,132)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
December 31, 2024
U.S. government obligations	113	$38,782	$(1,151)	39	$30,257	$(418)	74	$8,525	$(733)
State and local government obligations	379	2,339	(117)	127	783	(6)	252	1,556	(111)
Corporate and other debt securities	304	7,034	(215)	122	2,935	(33)	182	4,099	(182)
Residential mortgage-backed securities	40	428	(11)	12	377	(4)	28	51	(7)
Commercial mortgage-backed securities	153	3,294	(376)	8	264	(16)	145	3,030	(360)
Other asset-backed securities	84	1,907	(65)	34	912	(8)	50	995	(57)
Total fixed maturities	1,073	$53,784	$(1,935)	342	$35,528	$(485)	731	$18,256	$(1,450)
A review of the securities in an unrealized loss position indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for credit losses deemed to be uncollectible during the first six months of 2025 or 2024, and did not have a material credit loss allowance balance as of June 30, 2025 and 2024, or December 31, 2024. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included:
•current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates);
•credit support (via current levels of subordination);
•historical credit ratings; and
•updated cash flow expectations based upon these performance indicators.

We initially reviewed securities in a loss position to determine whether we intended, or if it was more likely than not that we would be required, to sell any of the securities prior to the recovery of their respective cost bases (which could be maturity). If we were more likely than not, or intended, to sell prior to a potential recovery, we would write off the unrealized loss. No unrealized loss write offs were recorded during the six months ended June 30, 2025 or 2024.

For those securities that we determined we were not likely to, or did not intend to, sell prior to a potential recovery, we performed additional analysis to determine if the loss was credit related. For securities with a potential credit-related loss, we calculated the net present value (NPV) of the cash flows expected (i.e., expected recovery value) using the current book yield for each security. The NPV was then compared to the security’s current amortized cost basis to determine if a credit loss existed. If the NPV was below the amortized cost basis, and deemed material for any specific security, or in the aggregate, a credit loss would be recognized and either a new allowance for credit losses would be recorded, or adjustments would be made to a previous allowance. All changes to new or existing allowances for credit losses are recorded to net realized gains (losses) on securities.
As of June 30, 2025 and 2024, and December 31, 2024, we believe that none of the unrealized losses on our fixed-maturity securities were related to material credit losses on any specific securities, or in the aggregate. We continue to expect all the securities in our fixed-maturity portfolio to pay their principal and interest obligations.
In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at June 30, 2025 and 2024, and December 31, 2024, to determine if the accrued interest amounts were uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal obligations and, therefore, did not write off any accrued income as uncollectible at June 30, 2025 and 2024, or December 31, 2024.

Realized Gains (Losses) The components of net realized gains (losses) for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2025	2024	2025	2024
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$24	$1	$77	$1
Corporate and other debt securities	2	1	3	4
Residential mortgage-backed securities	1	1	1	1
Total available-for-sale securities	27	3	81	6
Equity securities:
Nonredeemable preferred stocks	0	0	2	0
Common equities	4	0	39	12
Total equity securities	4	0	41	12
Subtotal gross realized gains on security sales	31	3	122	18
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(1)	(192)	(78)	(327)
State and local government obligations	0	0	(2)	0
Corporate and other debt securities	(2)	(23)	(3)	(38)
Commercial mortgage-backed securities	(6)	(10)	(10)	(15)
Total available-for-sale securities	(9)	(225)	(93)	(380)
Equity securities:
Nonredeemable preferred stocks	(3)	(5)	(5)	(11)
Common equities	0	0	(4)	0
Total equity securities	(3)	(5)	(9)	(11)
Subtotal gross realized losses on security sales	(12)	(230)	(102)	(391)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	23	(191)	(1)	(326)
State and local government obligations	0	0	(2)	0
Corporate and other debt securities	0	(22)	0	(34)
Residential mortgage-backed securities	1	1	1	1
Commercial mortgage-backed securities	(6)	(10)	(10)	(15)
Total available-for-sale securities	18	(222)	(12)	(374)
Equity securities:
Nonredeemable preferred stocks	(3)	(5)	(3)	(11)
Common equities	4	0	35	12
Total equity securities	1	(5)	32	1
Subtotal net realized gains (losses) on security sales	19	(227)	20	(373)
Net holding period gains (losses)
Hybrid securities	11	3	14	11
Equity securities	357	97	141	391
Subtotal net holding period gains (losses)	368	100	155	402
Total net realized gains (losses) on securities	$387	$(127)	$175	$29
Realized gains (losses) on securities sold are computed using the first-in-first-out method. During the second quarter and first six months of 2025 and 2024, the majority of our security sales were U.S. Treasury Notes that were sold for duration management. We also selectively sold securities that we viewed as having less attractive risk/reward profiles during the second quarter and first six months of 2025 and 2024.
The following table reflects our holding period realized gains (losses) recognized on equity securities held at the respective quarter ends:

	Three Months		Six Months
(millions)	2025	2024	2025	2024
Total net gains (losses) recognized during the period on equity securities	$358	$92	$173	$392
Less: Net gains (losses) recognized on equity securities sold during the period	1	(5)	32	1
Net holding period gains (losses) recognized during the period on equity securities held at period end	$357	$97	$141	$391

Net Investment Income The components of net investment income for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2025	2024	2025	2024
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$422	$361	$844	$668
State and local government obligations	21	13	40	26
Corporate and other debt securities	208	137	379	262
Residential mortgage-backed securities	32	8	57	13
Commercial mortgage-backed securities	59	47	112	93
Other asset-backed securities	84	82	168	160
Total fixed maturities	826	648	1,600	1,222
Short-term investments	28	17	46	36
Total available-for-sale securities	854	665	1,646	1,258
Equity securities:
Nonredeemable preferred stocks	5	10	13	21
Common equities	12	10	26	24
Total equity securities	17	20	39	45
Investment income	871	685	1,685	1,303
Investment expenses	(9)	(7)	(16)	(13)
Net investment income	$862	$678	$1,669	$1,290
On a year-over-year basis, investment income (interest and dividends) increased 27% and 29% for the three and six months ended June 30, 2025, respectively, compared to the same periods last year. The increases primarily reflect growth in invested assets and an increase in recurring investment book yield. The book yield increase primarily reflected investing new cash from insurance operations, and proceeds from maturing bonds, in higher coupon rate securities.
3. FAIR VALUE
We have categorized our financial instruments, based on the degree of subjectivity inherent in the method by which they are valued, into a fair value hierarchy of three levels, as follows:
•Level 1: Inputs are unadjusted, quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. government obligations, which are continually priced on a daily basis, active exchange-traded equity securities, and certain short-term investments).
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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2025
Fixed maturities:
U.S. government obligations	$46,810	$0	$0	$46,810	$46,684
State and local government obligations	0	2,964	0	2,964	3,030
Foreign government obligations	0	17	0	17	17
Corporate and other debt securities	0	18,117	5	18,122	18,004
Residential mortgage-backed securities	0	2,660	0	2,660	2,644
Commercial mortgage-backed securities	0	5,049	0	5,049	5,325
Other asset-backed securities	0	6,650	0	6,650	6,668
Total fixed maturities	46,810	35,457	5	82,272	82,372
Short-term investments	1,922	181	0	2,103	2,103
Total available-for-sale securities	48,732	35,638	5	84,375	84,475
Equity securities:
Nonredeemable preferred stocks	0	440	60	500	517
Common equities:
Common stocks	3,694	0	9	3,703	743
Other risk investments	0	0	32	32	32
Subtotal common equities	3,694	0	41	3,735	775
Total equity securities	3,694	440	101	4,235	1,292
Total portfolio	$52,426	$36,078	$106	$88,610	$85,767
Debt	$0	$6,294	$0	$6,294	$6,895

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2024
Fixed maturities:
U.S. government obligations	$40,894	$0	$0	$40,894	$42,063
State and local government obligations	0	2,202	0	2,202	2,345
Foreign government obligations	0	16	0	16	17
Corporate and other debt securities	0	13,143	3	13,146	13,439
Residential mortgage-backed securities	0	976	0	976	981
Commercial mortgage-backed securities	0	3,970	0	3,970	4,457
Other asset-backed securities	0	6,285	0	6,285	6,366
Total fixed maturities	40,894	26,592	3	67,489	69,668
Short-term investments	733	0	0	733	733
Total available-for-sale securities	41,627	26,592	3	68,222	70,401
Equity securities:
Nonredeemable preferred stocks	0	786	52	838	887
Common equities:
Common stocks	3,250	0	22	3,272	684
Other risk investments	0	0	24	24	24
Subtotal common equities	3,250	0	46	3,296	708
Total equity securities	3,250	786	98	4,134	1,595
Total portfolio	$44,877	$27,378	$101	$72,356	$71,996
Debt	$0	$6,166	$0	$6,166	$6,891

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2024
Fixed maturities:
U.S. government obligations	$45,988	$0	$0	$45,988	$47,103
State and local government obligations	0	2,778	0	2,778	2,893
Foreign government obligations	0	16	0	16	16
Corporate and other debt securities	0	13,949	5	13,954	14,111
Residential mortgage-backed securities	0	1,601	0	1,601	1,600
Commercial mortgage-backed securities	0	4,352	0	4,352	4,721
Other asset-backed securities	0	6,643	0	6,643	6,682
Total fixed maturities	45,988	29,339	5	75,332	77,126
Short-term investments	613	2	0	615	615
Total available-for-sale securities	46,601	29,341	5	75,947	77,741
Equity securities:
Nonredeemable preferred stocks	0	676	52	728	756
Common equities:
Common stocks	3,527	0	23	3,550	720
Other risk investments	0	0	25	25	25
Subtotal common equities	3,527	0	48	3,575	745
Total equity securities	3,527	676	100	4,303	1,501
Total portfolio	$50,128	$30,017	$105	$80,250	$79,242
Debt	$0	$6,173	$0	$6,173	$6,893
Our portfolio valuations, excluding short-term investments valued at original cost, classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including pricing vendors, dealers/market makers, and exchange-quoted prices.
Our short-term investments classified as Level 1 include commercial paper, treasury bills, and money market funds which are highly liquid, actively marketed, and have very short durations. These securities are valued at their original cost, adjusted for any accretion of discount, which approximates fair value because of the relatively short period of time until maturity. The remainder of our short-term investments with a trade date to maturity of less than a year are classified as Level 2. These securities are classified as Level 2 since they are valued using external pricing vendor prices or are securities that continually trade at par value because they contain either liquidity facilities or mandatory put features within one year and as a result are valued at their original cost.
At June 30, 2025 and 2024 and December 31, 2024, vendor-quoted prices represented 93% of our Level 1 classifications (excluding short-term investments valued at original cost). The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.
At June 30, 2025, vendor-quoted prices comprised 99% of our Level 2 classifications (excluding short-term investments valued at original cost), with the balance from dealer quotes, compared to 100% at June 30, 2024 and December 31, 2024. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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

For short-term investments valued at original cost, we look at acquisition price relative to the coupon or yield. Since most of these securities are 60 days or less to maturity, we believe that original cost is the best estimate of fair value. For short-term investments valued with external vendor prices, we review securities by duration, credit quality, and coupon, as well as changes in interest rate and credit spread movements within that stratification, and recent trade information.
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
During the first six months of 2025 and for the full year of 2024, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Due to the relative size of the Level 3 securities’ fair values, compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2025 and 2024:

(millions)	Fair Value at March 31, 2025	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at June 30, 2025
Fixed maturities:
Corporate and other debt securities	$5	$0	$0	$0	$0	$0	$0	$5
Equity securities:
Nonredeemable preferred stocks	60	0	0	0	0	0	0	60
Common equities:
Common stocks	9	0	0	0	0	0	0	9
Other risk investments	31	1	0	0	0	0	0	32
Total Level 3 securities	$105	$1	$0	$0	$0	$0	$0	$106

(millions)	Fair Value at March 31, 2024	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at June 30, 2024
Fixed maturities:
Corporate and other debt securities	$3	$0	$0	$0	$0	$0	$0	$3
Equity securities:
Nonredeemable preferred stocks	64	0	0	0	0	(12)	0	52
Common equities:
Common stocks	22	0	0	0	0	0	0	22
Other risk investments	25	(1)	0	0	0	0	0	24
Total Level 3 securities	$114	$(1)	$0	$0	$0	$(12)	$0	$101

(millions)	Fair Value at December 31, 2024	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at June 30, 2025
Fixed maturities:
Corporate and other debt securities	$5	$0	$0	$0	$0	$0	$0	$5
Equity securities:
Nonredeemable preferred stocks	52	0	8	0	0	0	0	60
Common equities:
Common stocks	23	0	0	0	0	(14)	0	9
Other risk investments	25	7	0	0	0	0	0	32
Total Level 3 securities	$105	$7	$8	$0	$0	$(14)	$0	$106

(millions)	Fair Value at December 31, 2023	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at June 30, 2024
Fixed maturities:
Corporate and other debt securities	$3	$0	$0	$0	$0	$0	$0	$3
Equity securities:
Nonredeemable preferred stocks	64	0	0	0	0	(12)	0	52
Common equities:
Common stocks	22	0	0	0	0	0	0	22
Other risk investments	21	3	0	0	0	0	0	24
Total Level 3 securities	$110	$3	$0	$0	$0	$(12)	$0	$101
1 For fixed maturities, these amounts are included in accumulated other comprehensive income (loss) on our consolidated balance sheets. For equity securities, these amounts are included in our consolidated statements of comprehensive income.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at June 30, 2025 and 2024, and December 31, 2024:

($ in millions)	Fair Value at June 30, 2025	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt securities	$5	Market comparables	Weighted average market capitalization price change %	0.6% to 0.8%	0.7%
Equity securities:
Nonredeemable preferred stocks	60	Market comparables	Weighted average market capitalization price change %	(13.1)% to 22.7%	3.7%
Common stocks	9	Market comparables	Weighted average market capitalization price change %	(26.3)% to 56.6%	21.3%
Subtotal Level 3 securities	74
Pricing exemption securities	32
Total Level 3 securities	$106

($ in millions)	Fair Value at June 30, 2024	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt securities	$3	Market comparables	Weighted average market capitalization price change %	(1.2)% to 1.2%	0.2%
Equity securities:
Nonredeemable preferred stocks	52	Market comparables	Weighted average market capitalization price change %	(7.6)% to (1.5)%	(2.9)%
Common stocks	22	Market comparables	Weighted average market capitalization price change %	(26.5)% to 19.3%	(4.4)%
Subtotal Level 3 securities	77
Pricing exemption securities	24
Total Level 3 securities	$101

($ in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt securities	$5	Market comparables	Weighted average market capitalization price change %	(1.4)% to (1.3)%	(1.4)%
Equity securities:
Nonredeemable preferred stocks	52	Market comparables	Weighted average market capitalization price change %	(14.1)% to 6.0%	(2.7)%
Common stocks	23	Market comparables	Weighted average market capitalization price change %	(41.3)% to 95.9%	6.0%
Subtotal Level 3 securities	80
Pricing exemption securities	25
Total Level 3 securities	$105

4. DEBT
Debt at each of the balance sheet periods consisted of the following Senior Notes:

($ in millions)				June 30, 2025		June 30, 2024		December 31, 2024
Principal Amount	Interest Rate	Issuance Date	Maturity Date	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
$500	2.45%	August 2016	2027	$499	$488	$499	$469	$499	$479
500	2.50	March 2022	2027	499	487	498	468	499	479
300	6 5/8	March 1999	2029	298	324	298	321	298	320
550	4.00	October 2018	2029	548	547	547	527	547	534
500	3.20	March 2020	2030	498	477	497	455	498	462
500	3.00	March 2022	2032	497	456	497	434	497	439
400	6.25	November 2002	2032	397	438	397	428	397	430
500	4.95	May 2023	2033	497	511	497	495	497	495
350	4.35	April 2014	2044	347	299	347	301	347	298
400	3.70	January 2015	2045	396	310	396	310	396	308
850	4.125	April 2017	2047	843	699	842	699	842	684
600	4.20	March 2018	2048	591	493	591	494	591	490
500	3.95	March 2020	2050	491	392	491	392	491	386
500	3.70	March 2022	2052	494	373	494	373	494	369
Total				$6,895	$6,294	$6,891	$6,166	$6,893	$6,173
There was no short-term debt outstanding as of the end of all periods presented.
During the second quarter 2025, The Progressive Corporation renewed its line of credit with PNC Bank, National Association (PNC), in the maximum principal amount of $300 million, which expires April 2026 and has the same terms as the previous line of credit with PNC. See the 2024 Annual Report to Shareholders for a discussion of the terms of this line of credit. We had no borrowings under the line of credit that was available during the periods presented.
5. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2025, was 20.3% and 20.4%, respectively, compared to 21.6% and 21.0% for the same periods last year. The decrease in effective tax rate is primarily due to the tax benefits associated with distributions of deferred compensation during the second quarter 2025.
Deferred income taxes reflect the tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes and, therefore, no valuation allowance was needed at June 30, 2025 and 2024, and December 31, 2024.

We had net current income taxes recoverable of $115 million at June 30, 2025, which were reported in other assets on our consolidated balance sheets, compared to net current income taxes payable of $9 million and $26 million at June 30, 2024 and December 31, 2024, respectively, which were reported in accounts payable, accrued expenses, and other liabilities. The balance may fluctuate from period to period due to normal timing differences.
At June 30, 2025 and 2024, and December 31, 2024, we have not recorded any unrecognized tax benefits or related interest and penalties.

6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Activity in the loss and loss adjustment expense reserves is summarized as follows:

	June 30,
(millions)	2025	2024
Balance at January 1	$39,057	$34,389
Less reinsurance recoverables on unpaid losses	4,487	4,789
Net balance at January 1	34,570	29,600
Incurred related to:
Current year	27,016	23,630
Prior years	(607)	(63)
Total incurred	26,409	23,567
Paid related to:
Current year	12,842	11,470
Prior years	10,883	9,607
Total paid	23,725	21,077
Net balance at June 30	37,254	32,090
Plus reinsurance recoverables on unpaid losses	3,900	4,515
Balance at June 30	$41,154	$36,605
We experienced favorable reserve development of $607 million and $63 million during the first six months of 2025 and 2024, respectively, which is reflected as “incurred related to prior years” in the table above.
Year-to-date June 30, 2025
•The favorable prior year reserve development included approximately $400 million attributable to accident year 2024, $115 million to accident year 2023, and the remainder to accident years 2022 and prior.
•Our personal auto products incurred about $520 million of favorable loss and loss adjustment expense (LAE) reserve development, with the agency and direct auto businesses each contributing about half. The favorable development was primarily due to lower than anticipated loss severity and frequency in Florida and, to a lesser extent, lower than anticipated litigation defense costs across most states.
•Our personal property products experienced about $50 million of favorable development, primarily attributable to favorable development on 2024 catastrophe events.
•Our Commercial Lines business experienced about $45 million of favorable development, primarily attributable to lower than anticipated severity in our transportation network company business.
Year-to-date June 30, 2024
•The favorable prior year reserve development included approximately $60 million of favorable development attributable to accident year 2023 and $20 million to accident year 2022; partially offset by unfavorable development attributable to accident years 2021 and prior.
•Our personal auto products incurred about $235 million of favorable loss and LAE reserve development, with about 60% attributable to the agency auto business and the balance in the direct auto business. The favorable development was, in part, due to lower than anticipated frequency in Florida following tort reform that passed in the first quarter 2023 and lower than anticipated property damage severity across the majority of states.
•Our Commercial Lines and personal property businesses experienced about $140 million and $30 million, respectively, of unfavorable development, with the Commercial Lines development primarily driven by higher than anticipated severity in our commercial auto business for California and New York.

7. SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries. The amount of overnight reverse repurchase commitments, which are not considered part of the investment portfolio, held by these subsidiaries at June 30, 2025 and 2024, and December 31, 2024, were $80 million, $81 million, and $127 million, respectively. Restricted cash and restricted cash equivalents include collateral held against unpaid deductibles and cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are participants.

Non-cash activity included the following in the respective periods:

	Six Months Ended June 30,
(millions)	2025	2024
Common share dividends[1]	$58	$58
Operating lease liabilities[2]	63	47
1 Declared but unpaid. See Note 9 – Dividends for further discussion.
2 From obtaining right-of-use assets.
In the respective periods, we paid the following:

	Six Months Ended June 30,
(millions)	2025	2024
Income taxes	$1,644	$1,351
Interest	138	138
Operating lease liabilities	45	43

8. SEGMENT INFORMATION
Our Personal Lines segment writes insurance for personal autos, special lines products (e.g., recreational vehicles, such as motorcycles, RVs, and watercraft), personal residential property insurance for homeowners and renters, umbrella insurance, and flood insurance through the “Write Your Own” program for the National Flood Insurance Program. Property information for the three and six months ended June 30, 2024, was recast to conform to the current year presentation; see Note 10 – Segment Information in our 2024 Annual Report to Shareholders for further discussion.
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
All segment revenues are generated from external customers and all intercompany transactions are eliminated in consolidation.

Following are the operating results for the respective periods:

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Three Months Ended June 30, 2025
Net premiums earned	$17,544	$2,765	$1	$20,310
Fees and other revenues	263	40	0	303
Total underwriting revenue	17,807	2,805	1	20,613
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	9,574	1,561	(1)	11,134
Catastrophe losses	688	19	0	707
Loss adjustment expenses	1,471	292	1	1,764
Total losses and loss adjustment expenses	11,733	1,872	0	13,605
Underwriting expenses:
Distribution expenses[2]	2,328	308	1	2,637
Other underwriting expenses[3]	1,298	261	4	1,563
Total underwriting expenses	3,626	569	5	4,200
Pretax underwriting profit (loss)	$2,448	$364	$(4)	2,808
Investment profit (loss)[4]				1,249
Service businesses profit (loss)				(6)
Interest expense				(69)
Total pretax profit (loss)				$3,982

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Three Months Ended June 30, 2024
Net premiums earned	$14,545	$2,664	$0	$17,209
Fees and other revenues	216	44	0	260
Total underwriting revenue	14,761	2,708	0	17,469
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	8,148	1,581	(1)	9,728
Catastrophe losses	1,243	26	0	1,269
Loss adjustment expenses	1,324	274	0	1,598
Total losses and loss adjustment expenses	10,715	1,881	(1)	12,595
Underwriting expenses:
Distribution expenses[2]	1,828	284	0	2,112
Other underwriting expenses[3]	1,135	239	2	1,376
Total underwriting expenses	2,963	523	2	3,488
Pretax underwriting profit (loss)	$1,083	$304	$(1)	1,386
Investment profit (loss)[4]				551
Service businesses profit (loss)				(8)
Interest expense				(69)
Total pretax profit (loss)				$1,860

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Six Months Ended June 30, 2025
Net premiums earned	$34,254	$5,464	$1	$39,719
Fees and other revenues	512	78	0	590
Total underwriting revenue	34,766	5,542	1	40,309
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	18,683	3,120	(1)	21,802
Catastrophe losses	1,142	24	0	1,166
Loss adjustment expenses	2,861	579	1	3,441
Total losses and loss adjustment expenses	22,686	3,723	0	26,409
Underwriting expenses:
Distribution expenses[2]	4,676	594	1	5,271
Other underwriting expenses[3]	2,573	523	8	3,104
Total underwriting expenses	7,249	1,117	9	8,375
Pretax underwriting profit (loss)	$4,831	$702	$(8)	5,525
Investment profit (loss)[4]				1,844
Service businesses profit (loss)				(12)
Interest expense				(139)
Total pretax profit (loss)				$7,218

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Six Months Ended June 30, 2024
Net premiums earned	$28,136	$5,222	$0	$33,358
Fees and other revenues	412	84	0	496
Total underwriting revenue	28,548	5,306	0	33,854
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	15,711	3,174	(3)	18,882
Catastrophe losses	1,581	35	0	1,616
Loss adjustment expenses	2,521	548	0	3,069
Total losses and loss adjustment expenses	19,813	3,757	(3)	23,567
Underwriting expenses:
Distribution expenses[2]	3,388	558	0	3,946
Other underwriting expenses[3]	2,223	478	4	2,705
Total underwriting expenses	5,611	1,036	4	6,651
Pretax underwriting profit (loss)	$3,124	$513	$(1)	3,636
Investment profit (loss)[4]				1,319
Service businesses profit (loss)				(16)
Interest expense				(139)
Total pretax profit (loss)				$4,800
1 Includes other underwriting businesses and run-off operations.
2 Includes policy acquisition costs, agents’ contingent commissions, and advertising costs attributable to our operating segments. A portion of our companywide advertising costs are also attributed to our service businesses.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio
Personal Lines	14.0%	86.0	7.4%	92.6	14.1%	85.9	11.1%	88.9
Commercial Lines	13.2	86.8	11.4	88.6	12.9	87.1	9.8	90.2
Total underwriting operations	13.8	86.2	8.1	91.9	13.9	86.1	10.9	89.1
9. DIVIDENDS
Following is a summary of our common and preferred share dividends that were declared and/or paid during the six months ended June 30, 2025 and 2024:

(millions — except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Common – Annual-Variable Dividends:
December 2024	January 2025	$4.50	$2,637
December 2023	January 2024	0.75	439

Common – Quarterly Dividends:
May 2025	July 2025	0.10	58
March 2025	April 2025	0.10	59
December 2024	January 2025	0.10	58
May 2024	July 2024	0.10	58
March 2024	April 2024	0.10	59
December 2023	January 2024	0.10	59

Preferred Dividends:
January 2024[2]	February 2024	15.688377	8
1 The accrual is based on an estimate of shares outstanding as of the record date and recorded as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets until paid.
2 In February 2024, we redeemed all of our outstanding Serial Preferred Shares, Series B.

10. OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at March 31, 2025	$(671)	$147	$(524)	$(509)	$(14)	$(1)
Other comprehensive income (loss) before reclassifications:
Investment securities	558	(117)	441	441	0	0
Total other comprehensive income (loss) before reclassifications	558	(117)	441	441	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	16	(3)	13	13	0	0
Interest expense	(1)	0	(1)	0	(1)	0
Total reclassification adjustment for amounts realized in net income	15	(3)	12	13	(1)	0
Total other comprehensive income (loss)	543	(114)	429	428	1	0
Balance at June 30, 2025	$(128)	$33	$(95)	$(81)	$(13)	$(1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at March 31, 2024	$(2,316)	$492	$(1,824)	$(1,809)	$(14)	$(1)
Other comprehensive income (loss) before reclassifications:
Investment securities	(85)	18	(67)	(67)	0	0
Total other comprehensive income (loss) before reclassifications	(85)	18	(67)	(67)	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(221)	46	(175)	(175)	0	0
Total reclassification adjustment for amounts realized in net income	(221)	46	(175)	(175)	0	0
Total other comprehensive income (loss)	136	(28)	108	108	0	0
Balance at June 30, 2024	$(2,180)	$464	$(1,716)	$(1,701)	$(14)	$(1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2024	$(1,809)	$386	$(1,423)	$(1,408)	$(14)	$(1)
Other comprehensive income (loss) before reclassifications:
Investment securities	1,666	(350)	1,316	1,316	0	0
Total other comprehensive income (loss) before reclassifications	1,666	(350)	1,316	1,316	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(14)	3	(11)	(11)	0	0
Interest expense	(1)	0	(1)	0	(1)	0
Total reclassification adjustment for amounts realized in net income	(15)	3	(12)	(11)	(1)	0
Total other comprehensive income (loss)	1,681	(353)	1,328	1,327	1	0
Balance at June 30, 2025	$(128)	$33	$(95)	$(81)	$(13)	$(1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2023	$(2,053)	$437	$(1,616)	$(1,601)	$(14)	$(1)
Other comprehensive income (loss) before reclassifications:
Investment securities	(499)	105	(394)	(394)	0	0
Total other comprehensive income (loss) before reclassifications	(499)	105	(394)	(394)	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(372)	78	(294)	(294)	0	0
Total reclassification adjustment for amounts realized in net income	(372)	78	(294)	(294)	0	0
Total other comprehensive income (loss)	(127)	27	(100)	(100)	0	0
Balance at June 30, 2024	$(2,180)	$464	$(1,716)	$(1,701)	$(14)	$(1)
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
As of June 30, 2025, lawsuits have been certified or conditionally certified as class/collective actions in cases alleging that: we improperly value total loss claims by applying a negotiation adjustment in Alabama, Arkansas, Colorado, Georgia, Indiana, North Carolina, Ohio, Pennsylvania, and South Carolina; we improperly calculate basic economic loss as it relates to wage loss coverage in New York; and we improperly reduce or deny personal injury protection benefits when medical expenses are paid initially by health insurance in Arkansas. Other insurance companies face many of these same issues. We plan to contest the pending lawsuits vigorously, but may pursue settlement negotiations in some cases, as we deem appropriate.
Lawsuits arising from insurance policies and operations, including but not limited to allegations involving claims adjustment and vehicle valuation, may be filed contemporaneously in multiple states. As of June 30,
2025, we are named as defendants in class action lawsuits
pending in multiple states alleging that we improperly
value total loss vehicle physical damage claims through the
application of a negotiation adjustment in calculating such valuations, which includes nine states in which classes have been certified, as noted above, and lawsuits styled as putative class actions pending in additional states. These lawsuits, which were filed at different times by different plaintiffs, feature certain similar claims and also include different allegations and are subject to various state laws. While we believe we have meritorious defenses and we are vigorously contesting these lawsuits, an unfavorable result in, or a settlement of, a significant number of these lawsuits could, in aggregation, have a material adverse effect on our financial condition, cash flows, and/or results of operations. Based on information available to us, we determined that losses from these lawsuits are reasonably possible but neither probable nor reasonably estimable, other than for suits for which accruals have been established and are not material, as of June 30, 2025.
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at June 30, 2025 and 2024, or December 31, 2024, and there were no material settlements during 2024 or the first six months of 2025. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2024 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 1 – Reporting and Accounting Policies and Note 12 – Litigation in our 2024 Annual Report to Shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized substantial year-over-year growth in both premiums and policies in force during the second quarter 2025, compared to the same period last year, while maintaining an underwriting profit better than our 4% companywide calendar-year underwriting profit goal.
During the second quarter 2025, we wrote $20.1 billion of net premiums written, which was $2.2 billion more than we generated during the same period last year. Companywide net premiums written and earned increased 12% and 18%, respectively, during the second quarter 2025, compared to the same period last year. Policies in force increased 15%, or by 5.0 million policies, compared to June 30, 2024; with policies in force increasing by 1.0 million in the second quarter 2025. We experienced profitable growth during the second quarter 2025, with a strong underwriting profit margin of 13.8%.
Our Personal Lines segment experienced strong year-over-year growth for the second quarter 2025, with net premiums written increasing 15% and policies in force up 16%, over the significant growth we experienced in the second quarter 2024. This growth was primarily driven by our personal auto products and reflects new and renewal application growth, which we believe is mainly attributable to increased advertising spend, competitively priced products, and our agency incentive compensation programs.
In Commercial Lines, we experienced a decrease in net premiums written of 6% during the second quarter 2025, compared to the same period last year, despite experiencing policies in force growth of 6%. The decline in net premiums written during the quarter was primarily driven by changes in the length of policy terms and related renewal timing for certain transportation network company (TNC) business policies. These policies were renewed for a 6-month term in the second quarter 2024 and subsequently renewed for a 12-month term in the fourth quarter 2024. In addition, our contractor and business auto business market targets (BMT) experienced a shift to a greater mix of policies with 6-month terms, compared to the second quarter 2024. As 12-month policies have about twice the amount of net premiums written compared to 6-month policies, the shift negatively impacted average premiums.
During the second quarter 2025, on a countrywide basis, we decreased personal auto rates less than 1% and increased our personal property rates about 4%, in the aggregate. In our core commercial auto businesses (which excludes our TNC business, our Progressive Fleet & Specialty Programs (Fleet & Specialty) products, and our business owners’ policy (BOP) product), we increased rates in the aggregate about 3% during the second quarter 2025.
While we currently believe we are adequately priced in our personal auto products in most states, starting in the first quarter 2025, the U.S. government announced additional tariffs on goods imported into the U.S. from numerous countries, which have, in response, resulted in additional tariffs against the U.S. We regularly model the potential impact tariffs could have on vehicle loss costs, the supply chain, the availability of parts, and general inflation, among other factors, although the dynamic international trade environment currently prevents us from accurately predicting how tariffs will ultimately impact our business over time. While our focus has been on trying to maintain stable rates for customers, effective tariffs and other retaliatory actions will likely result in higher loss costs, which could result in a reduction in profitability and the possible need for higher than currently anticipated rate increases throughout 2025 and 2026. While we expect to continue increasing rates in our personal property and core commercial auto products through the remainder of 2025, we will continue to monitor the impact from tariffs and other potential changes in the regulatory environment as we evaluate the possible need for additional rate increases.
For the second quarter 2025, the $1.7 billion year-over-year increase in net income reflected an increase in both underwriting income and total net investment income, with the change in net unrealized losses on our fixed-maturity securities also contributing positively to our growth in comprehensive income.
At June 30, 2025, total capital (debt plus shareholders’ equity) was $39.5 billion, which was an increase of $7.0 billion from year-end 2024, primarily driven by the $7.1 billion of comprehensive income earned in the first half of 2025.
A. Insurance Operations
Our underwriting profit margin was 13.8% during the second quarter 2025, compared to 8.1% during the second quarter 2024. Our Personal Lines and Commercial Lines operating segments both generated strong profitability for the second quarter 2025, with margins of 14.0% and 13.2%, respectively. Underwriting profit was up significantly on a year-over-year basis, for the second quarter 2025, with our companywide loss and loss adjustment expense (LAE) ratio decreasing 6.1 points. The decrease in the loss and LAE ratio was primarily driven by a decrease in catastrophe losses in Personal Lines and by favorable prior accident years reserve development in both Personal Lines and Commercial Lines.

We closely manage our expenses, monitoring both acquisition expenses and non-acquisition expenses, which we view as an important measure of operational efficiency as we seek to deliver our most competitive rates to consumers. We will continue to advertise to maximize growth as long as the advertising spend is efficient and we remain on track to achieve our calendar-year profitability goal. During the second quarter 2025, our advertising spend was $1.2 billion, which was 35%, or 0.7 points, greater than the second quarter last year. The expense ratio impact from increased advertising spend was partially offset by a decrease in certain general expenses.
Our Personal Lines segment is comprised of our personal vehicle and property products. Personal Lines vehicles include both personal auto and special lines products, with the latter typically having higher losses during the warmer weather months, due to the seasonal nature of these products (e.g., recreational vehicles, such as motorcycles, RVs, and watercraft). Our Personal Lines underwriting margin for the second quarter 2025 was 14.0%, with personal vehicle and property products reporting 13.8% and 16.4%, respectively. The special lines profitability had minimal impact to our personal vehicle combined ratio during the second quarter 2025.
Our Commercial Lines segment includes our core commercial auto products, TNC business, Fleet & Specialty products, and BOP product. Our total Commercial Lines underwriting profitability for the second quarter 2025 was 13.2%.
For the second quarter 2025, Personal Lines generated strong net premiums written growth of 15%, with the agency and direct personal vehicle businesses and property business growing 11%, 20%, and 2%, respectively, compared to the same period last year. Commercial Lines net premiums written decreased 6%.
Changes in net premiums written are a function of new business applications (i.e., policies sold), business mix, premium per policy, and retention.
During the second quarter 2025, we experienced an increase in both total Personal Lines new and renewal business applications, primarily driven by significant increases in our personal vehicle products, due to continued increased advertising spend, our continued efforts to get back into independent agents’ quote flows, and our competitiveness in the marketplace. New and renewal personal auto applications increased 8% and 22%, respectively, during the second quarter 2025, on top of the significant growth we experienced in the same period last year.
In our personal property business, significant growth in new applications in our renters policies was offset by declines in our homeowners product, which we define as our total personal property business excluding renters and umbrella products. For the second quarter 2025, the new business applications in our homeowners product decreased just over 50%, compared to the same period last year, with decreases in both less volatile weather-related states and in the more volatile weather-related markets (e.g., coastal and hail-prone states).
During the second quarter 2025, in our personal property business, we continued to focus on improving profitability and reducing exposure in more volatile weather-related markets, and, where permitted, on slowing growth and non-renewing policies. We prioritized insuring lower-risk properties (e.g., new construction, existing homes with newer roofs), accepting new business for our homeowners product only when bundled with a Progressive personal auto policy, where permitted, and continued to exit the non-owner-occupied home market. In addition, we maintained our cost sharing through mandatory wind and hail deductibles and roof depreciation schedules in most markets. We believe these actions adversely impacted new business application growth. We plan to continue these actions during the remainder of 2025 in the more volatile weather-related markets and will determine readiness for new business growth at the state level based on our concentration risks, product segmentation, rate adequacy, and cost sharing execution.
The total Commercial Lines net premiums written decrease during the second quarter 2025 primarily reflected changes in the renewal timing for certain TNC policies and a shift in the length of policy terms in the core commercial auto contractor and business auto BMTs, compared to the second quarter 2024, as previously discussed. Excluding the TNC business, total Commercial Lines net premiums written was down 2% on a year-over-year basis.
New and renewal business applications in our core commercial auto products increased 3% and 5%, respectively, during the second quarter 2025, compared to the same period last year. The new business application growth was primarily due to an increase in quote volume in all BMTs and improved conversion in all BMTs, other than for-hire transportation and for-hire specialty. Excluding the impact of the for-hire transportation BMT, which had a year-over-year decrease in new applications, our core commercial auto new application growth would have been 8% during the second quarter 2025. The for-hire transportation BMT continued to be adversely impacted by challenging freight market conditions that have caused a decline in the active number of motor carriers in this BMT.
During the second quarter 2025, on a year-over-year basis, average written premium per policy decreased 1% in personal auto and 6% in both our personal property and core commercial auto products. In aggregate, we took minimal personal auto rate decreases during the second quarter 2025. The decrease in personal property average written premium per policy was due to a shift in the mix of business to more renters policies, which have lower average written premiums, and our continued focus on slowing growth in more volatile weather-related markets, which generally have higher risk and, therefore, higher average premiums per policy. These mix shifts in our personal property business were partially offset by aggregate rate increases of 14% taken over the last 12 months and higher premium coverages reflecting increased property values.
The decrease in average written premium per policy in our core commercial auto products was due to a shift in the mix of business, primarily driven by decreased demand in our for-hire transportation BMT and, to a lesser extent, the for-hire specialty BMT, as well as a shift in policy term towards more 6-month policies in our contractor and business auto BMTs. This decrease was partially offset by rate increases of about 7%, in the aggregate, over the trailing 12 months. Given that our personal property and commercial auto policies are predominately written for 12-month terms, rate actions take longer to earn into premium for these products.
We will continue to monitor the factors that could impact our loss costs for both segments, which may include tariffs, as previously discussed, new and used car prices, miles driven, driving patterns, loss severity, weather events, building materials, construction costs, inflation, and other factors, on a state-by-state basis.
We believe a key element in improving the accuracy of our personal auto rating is Snapshot®, our usage-based insurance offering. During the second quarter 2025, the personal auto adoption rates for consumers enrolling in the program decreased 2% in agency and increased 6% in direct, compared to the same period last year. Snapshot is available in all states, other than California, and our latest segmentation model was available in states that represented 78% of our countrywide personal auto net premiums written (excluding California) on a trailing 12-month basis at quarter end. We continue to invest in our mobile application, with the majority of new enrollments choosing mobile devices for Snapshot monitoring.
We realize that to grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention continues to be one of our most important priorities. Our efforts to increase our share of Progressive auto and personal property bundled households (i.e., Robinsons) remains a key initiative, and we plan to continue to make investments to improve the customer experience in order to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a newly written policy will remain in force before cancellation or lapse in coverage, is our primary measure of customer retention in our Personal Lines and Commercial Lines businesses.
In personal auto, we evaluate personal auto retention using a trailing 12-month and a trailing 3-month policy life expectancy. Although the latter can reflect more volatility and is more sensitive to seasonality, we believe this measure is more responsive to current experience and may be an indicator for the future trend of our 12-month measure. Our trailing 12-month total personal auto policy life expectancy was down 5% year over year for the second quarter 2025. On a trailing 3-month basis, our personal auto policy life expectancy was down 7% for the second quarter 2025, compared to the same period last year, which we believe is due to a shift in the mix of business, increased shopping, and increased competition in the marketplace.
Our trailing 12-month policy life expectancy was down 17% for our personal property products year over year for the second quarter 2025. We believe our personal property retention decreased primarily as a result of a mix shift to more renters policies, rate increases, and the non-renewal of certain policies.
For our core commercial auto products, our trailing 12-month policy life expectancy increased 5%, compared to the prior year, which we believe is due to the moderation of our rate increases, compared to competitor rate increases, and our improving competitiveness in the marketplace. The increase in the core commercial auto policy life expectancy was across all BMTs, except in for-hire specialty and for-hire transportation, which we believe is due to various initiatives to help with improving policy life expectancy such as payment and renewal reminders.
B. Investments
The fair value of our investment portfolio was $88.6 billion at June 30, 2025, compared to $80.3 billion at December 31, 2024. The increase from year-end 2024 reflected positive cash flows from insurance operations and investment returns, partially offset by the payment of our annual variable common share dividend.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At June 30, 2025 and December 31, 2024, 5% and 6%, respectively, of our portfolio was allocated to Group I securities with the remainder to Group II securities.
Our recurring investment income generated a pretax book yield of 4.2% for the second quarter 2025, compared to 3.9% for the same period in 2024. The increase from the prior year primarily reflected investing new cash from insurance operations, and proceeds from maturing bonds, in higher coupon rate securities. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 2.1% and 0.9% for the second quarter 2025 and 2024, respectively. Our fixed-income and common stock portfolios had FTE total returns of 1.7% and 10.9%, respectively, for the second quarter 2025, compared to 0.8% and 3.6%, respectively, last year. The increase in the fixed-income portfolio FTE total return primarily reflected movements in U.S. Treasury yields year-over-year. The increase in the common stock portfolio FTE total return reflected general market conditions.
At June 30, 2025 and 2024, and December 31, 2024, the fixed-income portfolio had a weighted average credit quality of AA-. At June 30, 2025, the fixed-income portfolio duration was 3.4 years, compared to 3.2 years at June 30, 2024, and 3.3 years at December 31, 2024. During 2025, we increased our duration to take advantage of higher yields in the market.
At June 30, 2025, we continued to maintain a relatively conservative investment portfolio with a greater allocation to cash and treasuries. We believe that this portfolio allocation positions us well to benefit from the continuing dynamic market environment. We believe the investment portfolio is in a very strong position as we move into the third quarter of 2025.
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
Operations generated positive cash flows of $9.2 billion and $7.5 billion for the six months ended June 30, 2025 and 2024, respectively. The increase in operating cash flow for the first six months of 2025, compared to the same period last year, was in part driven by the growth in profit from our underwriting operations. We believe cash flows will remain positive in the foreseeable future and do not expect we will need to raise capital to support our operations in that timeframe, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
As of June 30, 2025, we held $48.9 billion in short-term investments and U.S. Treasury securities, which represented about 55% of our total portfolio at quarter end. Based on our portfolio allocation and investment strategies, we believe that we have sufficient readily available marketable securities to cover our claim payments and short-term obligations in the event our cash flows from operations were to be negative. See Item 1A, Risk Factors in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2024 (our 2024 Form 10-K), for a discussion of certain matters that may affect our portfolio and capital position.
Our total capital (debt plus shareholders’ equity) was $39.5 billion, based on book value, at June 30, 2025, compared to $30.2 billion at June 30, 2024, and $32.5 billion at December 31, 2024. The increase from year-end 2024, primarily reflected the comprehensive income recognized during the first six months of 2025. Our debt-to-total capital ratio was 17.5% at June 30, 2025, 22.8% at June 30, 2024, and 21.2% at December 31, 2024. Our debt-to-total capital ratios were consistent with our financial policy of maintaining a ratio of less than 30%.

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
During the first six months of 2025, we returned capital to shareholders primarily through common share dividends and common share repurchases. Our Board of Directors declared a $0.10 per common share dividend in both the first and second quarters of 2025. These dividends, which were $59 million and $58 million, respectively, in the aggregate, were paid in April 2025 and July 2025. In January 2025, we also paid common share dividends declared in the fourth quarter 2024, in the aggregate amount of $2.7 billion, or $4.60 per share (see Note 9 – Dividends for further discussion).
Pursuant to our financial policies, we repurchase common shares to neutralize dilution from equity-based compensation granted during the year and opportunistically when we believe our shares are trading below our determination of long-term fair value. During the first six months of 2025, we repurchased 0.3 million common shares, at a total cost of $67 million, including 0.1 million shares in the second quarter 2025, both in the open market and to satisfy tax withholding obligations in connection with the vesting of equity awards under our employee equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our overall capital position, the capital strength of our subsidiaries, and the potential capital needs of our business.

At June 30, 2025, we had $5.0 billion in a consolidated, non-insurance subsidiary of the holding company that can be used to fund corporate obligations and provide additional capital to the insurance subsidiaries to fund potential future growth and other opportunities. As of June 30, 2025, our estimated consolidated statutory surplus was $31.1 billion.
During the first six months of 2025, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2024 Annual Report to Shareholders. There have not been any material changes in off-balance-sheet leverage, which includes purchase obligations, from those discussed in our 2024 Annual Report to Shareholders.
On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (the Act) was signed into law by the President of the United
States. The Act contains numerous tax provisions applicable to corporations. We are in the process of evaluating the provisions applicable to Progressive and, while this assessment is not yet complete, we do not currently expect the Act will have a material effect on our financial condition or results of operations.
Since Florida insurance reform was enacted in early 2023, we have seen lower loss costs on certain types of personal auto accident claims and favorable reserve development, and we have experienced strong profitability in our Florida personal auto business. In response to these trends, we have lowered Florida personal auto rates twice in the last year. Despite these actions, it is possible that our profit for personal auto in Florida for the 2023 to 2025 period will exceed the statutory profit limit that a Florida statute imposes on the profit that any insurance group can earn on personal auto insurance over any three-calendar-year period and that we will need to pay any profit above the limit to all Florida personal auto policyholders active at December 31, 2025. We are not currently able to determine whether we will exceed the permitted profit limit because several factors can impact the determination. The Atlantic hurricane season continues through late November 2025, and the risk of hurricanes impacting Florida through that time is relatively high. In addition, any reserve development through the first quarter 2026 on losses for accident years 2023 through 2025 will impact the statutory calculations. Finally, other factors described in Item 1A, Risk Factors in our 2024 Form 10-K that may impact our ability to establish accurate loss reserves could impact these determinations. We expect to be able to reasonably estimate any potential exposure by the end of the fourth quarter 2025, and to pay amounts owed, if any, during late 2025 or 2026.
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
Our Commercial Lines segment writes auto-related liability and physical damage insurance, business-related general liability and commercial property insurance predominantly for small businesses, and workers’ compensation insurance primarily for the transportation industry and includes our core commercial auto products, TNC business, Fleet & Specialty products, and BOP product. Of our total Commercial Lines segment, our core commercial auto products represented about 80% of net premiums written and our TNC business represented about 15%, both on a trailing 12-month basis, as of the end of the second quarter 2025. Therefore, much of the following discussion focuses only on our core commercial auto products.

The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Personal Lines
Vehicles
Agency	37%	37%	35%	36%
Direct	47	44	46	43
Property	4	5	4	4
Total Personal Lines	88	86	85	83
Commercial Lines	12	14	15	17
Total underwriting operations	100%	100%	100%	100%
Within our Personal Lines segment, we often categorize our personal auto product policyholders into four consumer segments:
•Sam - inconsistently insured;
•Diane - consistently insured and maybe a renter;
•Wrights - homeowners who do not bundle auto and home; and
•Robinsons - homeowners who bundle auto and home.
While our personal auto policies primarily have 6-month terms, to promote bundled personal auto and property growth, we write 12-month personal auto policies in our Platinum agencies. At June 30, 2025 and 2024, 11% and
13%, respectively, of our agency personal auto policies in force were 12-month policies. To the extent our agency application mix of annual personal auto policies changes, the shift in policy term could impact our average premiums in the agency channel, as 12-month policies have about twice the amount of net premiums written compared to 6-month policies.
Our special lines and personal property products are written for 12-month terms. About 55% and 70%, respectively, of our special lines products and personal property business net premiums written during the second quarter 2025 was generated through the independent agency channel, with the balance through the direct channel.
Within our Commercial Lines segment, our core commercial auto business operates in the following five traditional business market targets (BMT):
•for-hire specialty;
•for-hire transportation;
•tow;
•contractor; and
•business auto.
At June 30, 2025, about 85% of Commercial Lines policies in force had 12-month terms. The majority of our Commercial Lines business is written through the independent agency channel, although we continue to focus on growing our direct business, with about 10% of our core commercial auto premiums written through the direct channel.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Vehicles
Agency	$1,135	15.6%	$788	12.7%	$2,406	16.8%	$1,739	14.4%
Direct	1,185	12.5	783	10.3	2,198	12.0	1,826	12.5
Property	128	16.4	(488)	(66.3)	227	14.6	(441)	(30.4)
Total Personal Lines	2,448	14.0	1,083	7.4	4,831	14.1	3,124	11.1
Commercial Lines	364	13.2	304	11.4	702	12.9	513	9.8
Other indemnity[1]	(4)	NM	(1)	NM	(8)	NM	(1)	NM
Total underwriting operations	$2,808	13.8%	$1,386	8.1%	$5,525	13.9%	$3,636	10.9%
1 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

The increase in our underwriting profit margin on a year-over-year basis for the second quarter 2025 was due to a decrease in our companywide loss and LAE ratio of 6.1 points. On a year-to-date basis, the loss and LAE ratio decreased 4.1 points.
The decrease in the loss and LAE ratio during the second quarter 2025 was primarily driven by a decrease in catastrophe losses in Personal Lines and by favorable prior accident years reserve development in both Personal Lines and Commercial Lines.
During the second quarter 2025, our advertising spend was $1.2 billion, which was 35%, or 0.7 points, greater than the second quarter last year, and $2.5 billion during the first half of 2025, which was 57%, or 1.5 points, greater than the same period last year. The expense ratio impact from increased advertising spend was partially offset by a decrease in non-acquisition expenses.
See the Losses and Loss Adjustment Expenses (LAE) section below for further discussion of our catastrophe losses, auto frequency and severity trends, and reserve development recognized during the periods and the Underwriting Expenses section for further discussion of our advertising and non-acquisition expenses.
Further underwriting results for our Personal Lines business, Commercial Lines business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Performance[1]	2025	2024	Change	2025	2024	Change
Personal Lines
Vehicles
Agency
Loss & loss adjustment expense ratio	66.2	69.2	(3.0)	65.1	67.6	(2.5)
Underwriting expense ratio	18.2	18.1	0.1	18.1	18.0	0.1
Combined ratio	84.4	87.3	(2.9)	83.2	85.6	(2.4)
Direct
Loss & loss adjustment expense ratio	68.3	71.0	(2.7)	67.7	69.5	(1.8)
Underwriting expense ratio	19.2	18.7	0.5	20.3	18.0	2.3
Combined ratio	87.5	89.7	(2.2)	88.0	87.5	0.5
Property
Loss & loss adjustment expense ratio	54.4	137.4	(83.0)	56.4	101.6	(45.2)
Underwriting expense ratio	29.2	28.9	0.3	29.0	28.8	0.2
Combined ratio	83.6	166.3	(82.7)	85.4	130.4	(45.0)
Total Personal Lines
Loss & loss adjustment expense ratio	66.8	73.6	(6.8)	66.2	70.4	(4.2)
Underwriting expense ratio	19.2	19.0	0.2	19.7	18.5	1.2
Combined ratio	86.0	92.6	(6.6)	85.9	88.9	(3.0)
Commercial Lines
Loss & loss adjustment expense ratio	66.8	69.6	(2.8)	67.2	71.0	(3.8)
Underwriting expense ratio	20.0	19.0	1.0	19.9	19.2	0.7
Combined ratio	86.8	88.6	(1.8)	87.1	90.2	(3.1)
Total Underwriting Operations
Loss & loss adjustment expense ratio	66.8	72.9	(6.1)	66.3	70.4	(4.1)
Underwriting expense ratio	19.4	19.0	0.4	19.8	18.7	1.1
Combined ratio	86.2	91.9	(5.7)	86.1	89.1	(3.0)
Accident year – Loss & loss adjustment expense ratio[2]	68.4	73.2	(4.8)	67.8	70.6	(2.8)
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

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2025	2024	2025	2024
Change in net loss and LAE reserves	$1,565	$1,911	$2,684	$2,490
Paid losses and LAE	12,040	10,684	23,725	21,077
Total incurred losses and LAE	$13,605	$12,595	$26,409	$23,567
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
Our total loss and LAE ratio decreased 6.1 points and 4.1 points, for the three and six month periods ended June 30, 2025, respectively, compared to the prior year periods, primarily due to a decrease in catastrophe losses and to favorable prior accident years reserve development. On an accident year basis, our loss and LAE ratio was 4.8 points and 2.8 points lower for the second quarter and first half of 2025, respectively, compared to the same periods last year.
The following table shows our consolidated catastrophe losses and related combined ratio point impact, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
($ in millions)	$	Point[1]	$	Point[1]	$	Point[1]	$	Point[1]
Personal Lines
Vehicles	$531	3.2	$687	5.0	$831	2.5	$887	3.3
Property	157	20.2	556	75.6	311	20.0	694	47.9
Total Personal Lines	688	3.9	1,243	8.5	1,142	3.3	1,581	5.6
Commercial Lines	19	0.7	26	1.0	24	0.4	35	0.7
Total net catastrophe losses incurred	$707	3.5	$1,269	7.4	$1,166	2.9	$1,616	4.8
1 Represents catastrophe losses incurred during the period, including the impact of reinsurance, as a percent of net premiums earned for each segment.
In the second quarter 2025, our catastrophe losses reflected severe weather events throughout the United States, with Texas accounting for about one third of the losses. We have responded, and plan to continue to respond, promptly to catastrophic events when they occur in order to provide high-quality claims service to our customers.
Changes in our estimate of our ultimate losses on catastrophes currently reserved, along with potential future catastrophes, could have a material impact on our financial condition, cash flows, or results of operations. We reinsure various risks including, but not limited to, catastrophic losses. We do not have catastrophe-specific reinsurance for our personal auto, special lines, or core commercial auto businesses. For the personal property business and certain BOP product coverages, reinsurance programs include catastrophe per occurrence excess of loss contracts and aggregate excess of loss contracts. We also purchase excess of loss reinsurance on our workers’ compensation insurance and our higher-limit commercial auto liability product offered by our Fleet & Specialty business, and on certain BOP product coverages.
We evaluate our reinsurance programs during the renewal process, if not more frequently, to ensure our programs continue to effectively address the company’s risk tolerance. During the second quarter 2025, we entered into new reinsurance contracts under our per occurrence excess of loss program for our personal property business. This reinsurance program has a retention threshold for losses and allocated loss adjustment expenses (ALAE) from a single catastrophic event of $200 million for a storm outside of Florida and $75 million for a storm in Florida. In general, our program includes coverage for $2.0 billion in losses and ALAE with additional substantial coverage for a second or third hurricane. When considering coverage specific to Florida, including the Florida Hurricane Catastrophe Fund, this coverage reaches an estimated $2.2 billion.

For 2025, we also entered into a new catastrophe aggregate excess of loss reinsurance contract for claims occurring in 2025 that has multiple layers of coverage. The first retention layer threshold ranges from $450 million to $475 million, excluding named tropical storms and hurricanes, and the second retention layer threshold is $525 million, including named tropical storms and hurricanes. The first and second layers provide coverage up to $75 million and $100 million, respectively. As part of the 2025 aggregate excess of loss program, we also entered into a severe convective storm parametric loss aggregate coverage, which covers a type of thunderstorm characterized by strong winds, heavy rain, large hail, thunder, lightning, and sometimes tornadoes. This parametric loss coverage provides $15 million of coverage, net of a retention of $665 million.
While the total coverage limit and per-event retention will evolve to fit the growth of our business, we expect to remain a consistent purchaser of reinsurance coverage. While the availability of reinsurance is subject to many forces outside of our control, the types of reinsurance that we elected to purchase during the first half of 2025 were readily available and competitively priced. On a year-over-year basis, we did not incur a material change in the aggregate costs of our reinsurance programs. See Item 1A, Risk Factors in our 2024 Form 10-K for a discussion of certain risks related to catastrophe events. See Item 1, Business – Reinsurance in our 2024 Form 10-K for a discussion of our various reinsurance programs.
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
On a calendar-year basis, the change in total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) over the prior-year period, was as follows:

	Quarter	Year-to-date
Coverage Type	2025	2025
Bodily injury	12%	10%
Collision	1	3
Personal injury protection	(3)	(6)
Property damage	4	3
Total	6	5
The year-over-year increase in total severity was predominantly driven by increased bodily injury coverage reserves, compared to the same periods last year, due to higher medical costs and a higher rate of litigated injury claims.

To address inherent seasonality trends and lessen the effects of month-to-month variability in the commercial auto products, we use a trailing 12-month period in assessing severity. Since the loss patterns in the core commercial auto products are not indicative of our other commercial auto products (i.e., TNC and Fleet & Specialty businesses), disclosing severity and frequency trends excluding those businesses is more representative of our overall experience for the majority of our commercial products. As of the end of the second quarter 2025, our core commercial auto products’ trailing 12-month incurred severity increased 7%, compared to the same period last year, in part, due to increased medical costs.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as tariffs, general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.
The change in total personal auto incurred frequency, on a calendar-year basis, over the prior-year period, was as follows:

	Quarter	Year-to-date
Coverage Type	2025	2025
Bodily injury	(1)%	0%
Collision	(6)	(6)
Personal injury protection	(3)	(2)
Property damage	(3)	(2)
Total	(4)	(3)
The year-over-year decrease in frequency, in part, reflects a shift in the mix of business to a more preferred tier of customers (i.e., Wrights and Robinsons) and lower vehicle miles traveled during the first half of 2025, compared to the same periods last year.
On a trailing 12-month basis, our core commercial auto products’ incurred frequency decreased 8% through the second quarter 2025, we believe, in part, due to a shift in the mix of business and lower vehicle miles traveled compared to the same period last year.
We closely monitor changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any certainty. We will continue to analyze trends to distinguish changes in our experience from other external factors, such as changes in the number of vehicles per household, miles driven, vehicle usage, gasoline prices, advances in vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, changes in driving patterns, and the ridesharing economy, to allow us to react quickly to price for these trends and to reserve more accurately for our loss exposures.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2025		2024		2025		2024
Actuarial Adjustments
Reserve decrease (increase)
Prior accident years	$73		$(55)		$98		$(119)
Current accident year	40		(17)		54		16
Calendar-year actuarial adjustments	$113		$(72)		$152		$(103)
Prior Accident Years Development
Favorable (unfavorable)
Actuarial adjustments	$73		$(55)		$98		$(119)
All other development	256		107		509		182
Total development	$329		$52		$607		$63
(Increase) decrease to calendar-year combined ratio	1.6	pts.	0.3	pts.	1.5	pts.	0.2	pts.
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
As reflected in the table above, we experienced favorable prior accident years development during the first six months of 2025 and 2024. The favorable development during the first six months of 2025 was, in part, due to lower than anticipated severity and frequency in Florida and lower litigation defense costs across most states in the personal auto business.
See Note 6 – Loss and Loss Adjustment Expense Reserves to the consolidated financial statements for a more detailed discussion of our prior accident years reserve development and Critical Accounting Policies in our 2024 Annual Report to Shareholders for discussion of the application of estimates and assumptions in the establishment of our loss reserves.
Underwriting Expenses
Underwriting expenses include policy acquisition costs and other underwriting expenses. The underwriting expense ratio is our underwriting expenses, net of certain fees and other revenues, expressed as a percentage of net premiums earned. For the second quarter and first half of 2025, our underwriting expense ratio was up 0.4 points and 1.1 points, respectively, compared to the same periods last year. Both increases were primarily attributable to the increase in our advertising spend. In total, our companywide advertising spend increased 35%, or 0.7 points, in the second quarter, and 57% or 1.5 points, for the first six months of 2025, compared to the same periods last year.
Our total advertising spend for the first half of 2025, was $2.5 billion, compared to $1.6 billion in the first half of 2024. We invested heavily during the first half of the year to capture consumer shopping, and will continue to advertise to maximize growth, as long as we remain on track to achieve our profitability goal and can acquire customers at or below our target acquisition cost.
To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to policy acquisition (e.g., advertising and agency commissions) from our underwriting expense ratio. By excluding acquisition costs from our underwriting expense ratio, we are able to understand costs other than those necessary to acquire new policies and grow the business. During the second quarter 2025, our NAER decreased 0.4 points in our personal vehicle business and increased 0.9 points and 0.5 points in our personal property and core commercial auto businesses, respectively, compared to the same period last year. On a year-to-date basis, our NAER decreased 0.3 points in our personal vehicle business, and increased 1.1 points and 0.4 points in our personal property and core commercial auto businesses, respectively. We remain committed to efficiently managing operational non-acquisition expenses.
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

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2025	2024	% Growth	2025	2024	% Growth
Net Premiums Written
Personal Lines
Vehicles
Agency	$7,481	$6,734	11%	$14,954	$13,133	14%
Direct	9,387	7,828	20	19,454	15,910	22
Property	845	831	2	1,578	1,564	1
Total Personal Lines	17,713	15,393	15	35,986	30,607	18
Commercial Lines	2,363	2,508	(6)	6,296	6,256	1
Other indemnity[1]	0	1	NM	0	1	NM
Total underwriting operations	$20,076	$17,902	12%	$42,282	$36,864	15%
Net Premiums Earned
Personal Lines
Vehicles
Agency	$7,302	$6,213	18%	$14,328	$12,071	19%
Direct	9,466	7,596	25	18,374	14,616	26
Property	776	736	5	1,552	1,449	7
Total Personal Lines	17,544	14,545	21	34,254	28,136	22
Commercial Lines	2,765	2,664	4	5,464	5,222	5
Other indemnity[1]	1	0	NM	1	0	NM
Total underwriting operations	$20,310	$17,209	18%	$39,719	$33,358	19%
NM = Not meaningful
[1] Includes other underwriting business and run-off operations.

				June 30,
(# in thousands)				2025	2024	% Growth
Policies in Force
Personal Lines
Agency - auto				10,423	8,965	16%
Direct - auto				15,245	12,576	21
Special lines				6,850	6,312	9
Property				3,608	3,339	8
Total Personal Lines				36,126	31,192	16
Commercial Lines				1,189	1,118	6
Companywide total				37,315	32,310	15%
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments. Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth.

D. Personal Lines
Our Personal Lines business offers vehicle (personal auto and special lines) and residential property insurance products to personal consumers, with the operating goal of optimizing the number of insured products within our policyholders’ households. In our discussion below, we report our personal auto and personal property business results separately as components of our Personal Lines segment to provide a further understanding of our products. Our personal auto business discussions are further separated between the agency and direct distribution channels. For the three months ended June 30, 2025, 44% of our personal auto business was written through the agency channel and 56% was written through the direct channel. While consumer segment results varied by channel, as discussed below, our total personal auto business experienced overall growth in policies in force, new business applications, quotes, and conversion during the second quarter and first half of 2025, compared to the same periods last year.
Personal Auto - Agency
The year-over-year changes in our personal auto agency business were as follows:

	Change Over Prior Year
	Quarter		Year-to-date
	2025	2024	2025	2024
Applications
New	6%	13%	17%	(1)%
Renewal	19	9	18	8
Total	16	9	18	6
Written premium per policy
New	(6)	6	(5)	5
Renewal	(3)	14	(2)	16
Total	(3)	12	(2)	13
Policy life expectancy
Trailing 3 months	(6)	3
Trailing 12 months	(4)	18
The personal auto agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the second quarter 2025, we generated new agency personal auto application growth in 32 states and the District of Columbia, including seven of our top 10 largest agency states.
Compared to the same periods in the prior year, new applications increased 6% during the second quarter 2025, primarily driven by significant growth for Sams and Dianes, which more than offset a decrease in new applications for Robinsons, while Wrights experienced flat growth. For the first six months of 2025, all consumer segments experienced an increase in new application growth, except for Robinsons who experienced a decline. All consumer segments saw an increase in policies in force at the end of the second quarter 2025, compared to the same period last year.
During the second quarter and first six months of 2025, on a year-over-year basis, we experienced an increase in agency auto quote volume of 7% and 12%, respectively, with a rate of conversion (i.e., converting a quote to a sale) decrease of 2% for the quarter and an increase of 4% on a year-to-date basis, compared to the same periods last year. For both the second quarter and first six months of 2025, all consumer segments experienced an increase in quote volume, compared to the same periods in the prior year, except Robinsons, who decreased substantially. Both Sams and Dianes experienced an increase in conversion during the second quarter and first half of 2025, with Wrights and Robinsons experiencing a decrease, compared to the same periods last year.
The increase in new applications, quotes, and conversion for Sams were, in part, driven by lifting certain underwriting restrictions that were in place at the beginning of 2024. The decline in new applications, quotes, and conversion for Robinsons, compared to the prior year periods, was due to several initiatives implemented in our personal property business that were focused on improving profitability, as discussed in the Personal Property section below. These initiatives, which began during the last half of 2024, focused primarily on home and condo coverages and impacted growth in bundled auto and homeowner policies.
Our personal auto rates were relatively stable during the quarter. The decrease in written premium per policy for new and renewal personal auto agency business during the second quarter and first six months of 2025, compared to the same periods last year, was, in part, attributable to rate decreases in certain markets, including Florida, and a shift in the mix of business, including a shift to a higher percentage of 6-month policies, which have about half of the amount of net premiums written as policies with 12-month terms.
Our trailing 3- and 12-month policy life expectancy in the agency auto business experienced a decrease at the end of the second quarter 2025, on a year-over-year basis, which we believe is primarily driven by a shift in the mix of business to more Sams and increased consumer shopping.

Personal Auto - Direct
The year-over-year changes in our personal auto direct business were as follows:

	Change Over Prior Year
	Quarter		Year-to-date
	2025	2024	2025	2024
Applications
New	9%	50%	21%	17%
Renewal	25	8	23	10
Total	21	17	22	12
Written premium per policy
New	3	10	3	9
Renewal	1	12	1	13
Total	1	10	1	12
Policy life expectancy
Trailing 3 months	(8)	(10)
Trailing 12 months	(6)	2
The personal auto direct business includes business written directly by Progressive online or by phone. During the second quarter 2025, we generated new direct personal auto application growth in 39 states and the District of Columbia, including seven of our top 10 largest direct states. Compared to the same periods in the prior year, all four consumer segments experienced moderate growth in new applications, except Sams, who experienced significant growth for the second quarter 2025, with all four consumer segments experiencing significant growth for the first half of 2025. Policies in force grew between 17% and 24% in each consumer segment, compared to the same period last year.
During the second quarter and first six months of 2025, direct personal auto quote volume increased 2% and 12%, respectively, with a rate of conversion increase of 6% and 7%, compared to the same periods last year, primarily driven by increased advertising spend and our competitiveness in the marketplace. For the second quarter 2025, Sams and Robinsons experienced quote volume growth higher than the total, Dianes experienced flat growth, and the Wrights experienced a decline, compared to the same period last year. All consumer segments experienced quote volume growth for the first half of 2025. For the second quarter and first half of 2025, all consumer segments experienced an increase in conversion, except for Robinsons, who experienced a slight decline.
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
Our personal auto rates were relatively stable during the quarter, resulting in relatively steady written premium per policy during the second quarter and first six months of 2025, compared to the same periods last year.
Our trailing 3- and 12-month policy life expectancy in the direct auto business experienced a decrease at the end of the second quarter 2025, on a year-over-year basis, which we believe is primarily driven by a shift in the mix of business and increased consumer shopping.
Personal Property
The year-over-year changes in our personal property business were as follows:

	Change Over Prior Year
	Quarter		Year-to-date
	2025	2024	2025	2024
Applications
New	(11)%	35%	(6)%	33%
Renewal	14	6	13	7
Total	4	16	6	15
Written premium per policy
New	(33)	(10)	(37)	(5)
Renewal	(3)	2	(3)	4
Total	(6)	(4)	(7)	(1)
Policy life expectancy Trailing 12 months	(17)	5
Our personal property business writes residential property insurance for homeowners and renters, umbrella, and flood insurance through the “Write Your Own” program for the National Flood Insurance Program. Our personal property business insurance is written in the agency and direct channels.
In addition to reducing our geographic footprint in more volatile weather-related markets (e.g., coastal and hail-prone states), we continued to focus on achieving profitability goals in markets that are less susceptible to catastrophes for our homeowners product, which we define as our total personal property business excluding renters and umbrella products. In the growth-oriented states, homeowners product policies in force increased 7% on a year-over-year basis as of June 30, 2025. Policies in force decreased 15% in the volatile weather states as of the end of the second quarter 2025, compared to the same period in the prior year.
We believe actions taken to address profitability adversely impacted new business application growth. During the first half of 2025, we continued several initiatives, including: (i) prioritizing insuring lower-risk properties (e.g., new construction, existing homes with newer roofs); (ii) having underwriting restrictions in place in most states, to only accept new homeowners product business when the property policy is bundled with a Progressive personal auto policy, where permitted; (iii) restricting new business and non-renewing policies that provide coverage for non-owner-occupied properties (e.g., short-term vacation rental, secondary residence, etc.) in the majority of states; and, (iv) expanding our cost sharing with policyholders through mandatory wind and hail deductibles and roof depreciation schedules in markets where permitted.
In addition, beginning in the second quarter 2024, following the required filings and notices, we began our efforts to non-renew about 115,000 property policies in Florida. This effort slowed while the moratoriums were in place in response to Hurricanes Helene and Milton, which temporarily limited an insurer’s ability to non-renew policies, but resumed once the moratoriums expired in December 2024. This effort was substantially completed by the end of the second quarter 2025.
Our written premium per policy decreased on a year-over-year basis for the second quarter and first six months of 2025, primarily attributable to a shift in the mix of business to more renters policies, which have lower average written premiums, and a decline in homeowners policies in force in both volatile weather-related markets and non-owner-occupied properties, which both have higher average premiums. The effect of these declines were partially offset by rate increases taken during the last 12 months and higher premium coverages reflecting increased property values. During the second quarter 2025, we increased rates, in aggregate, about 4% in our personal property business, bringing the year-to-date aggregate rate increase to 6%. We intend to continue to make targeted rate increases in states where we are not achieving our profitability goals.
The policy life expectancy in our personal property business shortened during the second quarter 2025, compared to the same period last year, which we believe is primarily driven by a shift in the mix of business to more renters policies, the non-renewals for certain policies in volatile weather states, and rate increases made during the last 12 months.
E. Commercial Lines
The following table and discussion focuses on our core commercial auto products, which accounted for about 80% of our Commercial Lines segment net premiums written on a trailing 12-month basis, as of the end of the second quarter 2025. Year-over-year changes in our core commercial auto products were as follows:

	Change Over Prior Year
	Quarter		Year-to-date
	2025	2024	2025	2024
Applications
New	3%	7%	6%	4%
Renewal	5	1	5	1
Total	5	4	5	2
Written premium per policy
New	(7)	1	(7)	2
Renewal	(6)	13	(5)	13
Total	(6)	8	(6)	9
Policy life expectancy Trailing 12 months	5	(19)
During the second quarter and first six months of 2025 on a year-over-year basis, core commercial auto new application growth was positive in our tow, contractor, and business auto BMTs. The for-hire transportation BMT continued to be adversely impacted by challenging freight market conditions that have continued to cause a decline in the active number of motor carriers in this BMT. Policies in force grew in all of our BMTs, except in the for-hire transportation and for-hire specialty BMTs. During the second quarter and first six months of 2025, quote volume increased about 4% and 3%, respectively, while conversion decreased 1% and increased 2%, in our core commercial auto products, compared to the same periods last year.
The effect the previously discussed rate increases had on written premium per policy for our core commercial auto business was offset by a shift in the mix of business, primarily driven by a decreased demand for products in our for-hire transportation BMT and, to a lesser extent, our for-hire specialty BMT. Written premium per policy was also impacted by a shift to a greater mix of policies with 6-month terms in our contractor and business auto BMTs, which have about half the amount of net premiums written as 12-month policies. During the second quarter 2025, we increased rates, in aggregate, about 3% in our core commercial auto products, bringing the year-to-date aggregate rate increase to 4%. We will continue to evaluate our rate need and adjust rates as we deem necessary.
Our policy life expectancy increased in all BMTs, except in for-hire specialty and for-hire transportation for the second quarter 2025, compared to the same period last year. As of the end of the second quarter 2025, policy life expectancy has experienced sequential month-over-month improvement since the end of the third quarter 2024. We believe this improvement is due to the moderation of our rate increases, compared to competitor rate increases, and various initiatives, such as payment and renewal reminders.

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
The following table summarizes investment results for the periods ended June 30:

	Three Months		Six Months
	2025	2024	2025	2024
Pretax recurring investment book yield (annualized)	4.2%	3.9%	4.2%	3.8%
FTE total return:
Fixed-income securities	1.7	0.8	4.3	1.2
Common stocks	10.9	3.6	5.3	13.8
Total portfolio	2.1	0.9	4.3	1.7
The increase in the book yield, compared to last year, primarily reflected investing new cash from insurance operations, and proceeds from maturing bonds, in higher coupon rate securities. The increase in the fixed-income portfolio FTE total return, compared to last year, primarily reflected movement in U.S. Treasury yields year-over-year. The common stock FTE total return reflected general market conditions.
A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended June 30, follows:

	Three Months		Six Months
	2025	2024	2025	2024
Fixed-income securities:
U.S. government obligations	1.7%	0.6%	4.7%	0.2%
State and local government obligations	1.4	0.5	3.5	0.9
Foreign government obligations	5.1	(0.1)	6.8	(2.5)
Corporate and other debt securities	2.0	1.0	4.0	1.7
Residential mortgage-backed securities	1.6	2.1	3.6	4.2
Commercial mortgage-backed securities	2.0	1.7	4.2	4.9
Other asset-backed securities	1.3	1.4	2.8	2.8
Nonredeemable preferred stocks	2.0	0.3	3.8	4.4
Short-term investments	1.1	1.4	2.2	2.8

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Average Rating[1]
June 30, 2025
U.S. government obligations	$46,810	52.8%	4.4	AA+
State and local government obligations	2,964	3.3	2.6	AA+
Foreign government obligations	17	0	1.1	AAA
Corporate and other debt securities	18,122	20.5	2.8	BBB+
Residential mortgage-backed securities	2,660	3.0	2.5	AA+
Commercial mortgage-backed securities	5,049	5.7	1.6	AA-
Other asset-backed securities	6,650	7.5	1.1	AA
Nonredeemable preferred stocks	500	0.6	1.2	BBB-
Short-term investments	2,103	2.4	<0.1	A+
Total fixed-income securities	84,875	95.8	3.4	AA-
Common equities	3,735	4.2	na	na
Total portfolio[2]	$88,610	100.0%	3.4	AA-
June 30, 2024
U.S. government obligations	$40,894	56.5%	4.0	AA+
State and local government obligations	2,202	3.0	2.9	AA+
Foreign government obligations	16	0.1	2.1	AAA
Corporate and other debt securities	13,146	18.1	2.6	BBB+
Residential mortgage-backed securities	976	1.3	3.2	AA+
Commercial mortgage-backed securities	3,970	5.5	2.0	A+
Other asset-backed securities	6,285	8.7	1.1	AA+
Nonredeemable preferred stocks	838	1.2	1.8	BBB-
Short-term investments	733	1.0	<0.1	AA-
Total fixed-income securities	69,060	95.4	3.2	AA-
Common equities	3,296	4.6	na	na
Total portfolio[2]	$72,356	100.0%	3.2	AA-
December 31, 2024
U.S. government obligations	$45,988	57.3%	4.1	AA+
State and local government obligations	2,778	3.5	2.5	AA+
Foreign government obligations	16	0	1.6	AAA
Corporate and other debt securities	13,954	17.4	2.6	BBB+
Residential mortgage-backed securities	1,601	2.0	2.6	AA
Commercial mortgage-backed securities	4,352	5.4	1.9	A+
Other asset-backed securities	6,643	8.3	1.2	AA+
Nonredeemable preferred stocks	728	0.9	1.4	BBB-
Short-term investments	615	0.7	<0.1	AA-
Total fixed-income securities	76,675	95.5	3.3	AA-
Common equities	3,575	4.5	na	na
Total portfolio[2]	$80,250	100.0%	3.3	AA-
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
2 At June 30, 2025 and 2024 and December 31, 2024, we had $303 million, $74 million, and $125 million, respectively, of net unsettled security transactions included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.
The total fair value of the portfolio at June 30, 2025 and 2024 and December 31, 2024, included $5.0 billion, $4.1 billion, and $6.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions. A portion of the investments held at December 31, 2024 were sold and proceeds were used to pay our common share dividends in January 2025; see Note 9 – Dividends for additional information.

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
The following table shows the composition of our Group I and Group II securities:

	June 30, 2025		June 30, 2024		December 31, 2024
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$552	0.6%	$504	0.6%	$385	0.5%
Nonredeemable preferred stocks	500	0.6	838	1.2	728	0.9
Common equities	3,735	4.2	3,296	4.6	3,575	4.5
Total Group I securities	4,787	5.4	4,638	6.4	4,688	5.9
Group II securities:
Other fixed maturities	81,720	92.2	66,985	92.6	74,947	93.4
Short-term investments	2,103	2.4	733	1.0	615	0.7
Total Group II securities	83,823	94.6	67,718	93.6	75,562	94.1
Total portfolio	$88,610	100.0%	$72,356	100.0%	$80,250	100.0%

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

Unrealized Gains (Losses)
As of June 30, 2025, our fixed-maturity portfolio had total after-tax net unrealized losses, which are recorded as part of accumulated other comprehensive income (loss) on our consolidated balance sheets, of $0.1 billion, compared to $1.7 billion and $1.4 billion at June 30, 2024 and December 31, 2024, respectively. The decrease in total unrealized losses from June 30, 2024 and December 31, 2024, was due to valuation increases across all fixed-maturity sectors, most prominently in our U.S. Treasury, corporate and other debt, and commercial mortgage-backed portfolios as lower interest rates and, in some cases, tighter credit spreads drove strong portfolio performance.
See Note 2 – Investments for a further break-out of our gross unrealized gains (losses).

Holding Period Gains (Losses)
The following table provides the balance and activity for both the gross and net holding period gains (losses) for the six months ended June 30, 2025:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2024
Hybrid fixed-maturity securities	$8	$(12)	$(4)
Equity securities[1]	2,838	(36)	2,802
Total holding period securities	2,846	(48)	2,798
Current year change in holding period securities
Hybrid fixed-maturity securities	8	6	14
Equity securities[1]	144	(3)	141
Total changes in holding period securities	152	3	155
Balance at June 30, 2025
Hybrid fixed-maturity securities	16	(6)	10
Equity securities[1]	2,982	(39)	2,943
Total holding period securities	$2,998	$(45)	$2,953
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

Interest Rate Risk Our duration of 3.4 years at June 30, 2025, 3.2 years at June 30, 2024, and 3.3 years at December 31, 2024, fell within our acceptable range of 1.5 to 5.0 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	June 30, 2025	June 30, 2024	December 31, 2024
1 year	11.2%	9.5%	9.6%
2 years	8.0	10.6	8.2
3 years	28.0	31.3	29.5
5 years	32.6	36.3	43.6
7 years	19.5	11.0	8.2
10 years	0.7	1.3	0.9
Total fixed-income portfolio	100.0%	100.0%	100.0%

Credit Risk This exposure is managed by maintaining an A minimum weighted average portfolio credit quality rating, as defined by NRSROs. At June 30, 2025 and 2024, and December 31, 2024, our weighted average credit quality rating was AA-. The credit quality distribution of the fixed-income portfolio was:

Average Rating[1]	June 30, 2025	June 30, 2024	December 31, 2024
AAA	12.8%	12.1%	12.6%
AA	61.0	63.6	64.2
A	8.2	6.8	6.4
BBB	16.8	16.1	15.7
Non-investment grade/non-rated
BB	1.0	1.1	0.8
B	0.1	0.2	0.2
Non-rated	0.1	0.1	0.1
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The credit quality ratings are assigned by NRSROs.

Concentration Risk We did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our thresholds during the second quarter 2025.

Prepayment and Extension Risk We did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the second quarter 2025.

Liquidity Risk Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity. During the remainder of 2025, we expect approximately $3.8 billion, or 10%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments. Cash from interest and dividend payments provides an additional source of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at June 30, 2025:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$272	0.7
One to two years	876	1.6
Two to three years	1,700	2.6
Three to five years	26,895	3.9
Five to seven years	17,067	5.7
Total U.S. Treasury Notes	$46,810	4.4

ASSET-BACKED SECURITIES
Included in our fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Average Rating (at period end)[1]
June 30, 2025
Residential mortgage-backed securities	$2,660	$14	18.5%	2.5	AA+
Commercial mortgage-backed securities	5,049	(276)	35.2	1.6	AA-
Other asset-backed securities	6,650	(18)	46.3	1.1	AA
Total asset-backed securities	$14,359	$(280)	100.0%	1.6	AA
June 30, 2024
Residential mortgage-backed securities	$976	$(7)	8.7%	3.2	AA+
Commercial mortgage-backed securities	3,970	(487)	35.3	2.0	A+
Other asset-backed securities	6,285	(81)	56.0	1.1	AA+
Total asset-backed securities	$11,231	$(575)	100.0%	1.6	AA
December 31, 2024
Residential mortgage-backed securities	$1,601	$(2)	12.7%	2.6	AA
Commercial mortgage-backed securities	4,352	(369)	34.6	1.9	A+
Other asset-backed securities	6,643	(39)	52.7	1.2	AA+
Total asset-backed securities	$12,596	$(410)	100.0%	1.6	AA
1 The credit quality ratings are assigned by NRSROs.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at June 30, 2025, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

($ in millions) Average Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$2,022	$0	$2,022	76.0%
AA	139	1	140	5.3
A	404	0	404	15.2
BBB	92	0	92	3.5
Non-investment grade/non-rated:
BB	0	0	0	0
CCC and lower	1	0	1	0
Non-rated	1	0	1	0
Total fair value	$2,659	$1	$2,660	100.0%
Increase (decrease) in value	0.6%	(3.9)%	0.6%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our RMBS, 91.6% of our non-investment-grade securities were rated investment grade and reported as Group II securities.
2 The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA). .

Our RMBS portfolio consists of deals that are backed by high-credit quality borrowers and/or those that have strong structural protections through underlying loan collateralization. During the second quarter of 2025, we continued to increase our exposure in this portfolio through purchases in both the primary and secondary markets. Our additions were concentrated in high-quality investment-grade securities.
Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at June 30, 2025, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

($ in millions) Average Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$127	$2,245	$2,372	47.0%
AA	0	870	870	17.2
A	0	526	526	10.4
BBB	0	882	882	17.5
Non-investment grade/non-rated:
BB	0	387	387	7.7
B	0	12	12	0.2
Total fair value	$127	$4,922	$5,049	100.0%
Increase (decrease) in value	(4.7)%	(5.2)%	(5.2)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our CMBS, 85% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.

During the second quarter 2025, our allocation to CMBS remained relatively stable. While CMBS credit spreads widened in the beginning of the quarter, they tightened back in and ended the quarter close to unchanged. We purchased securities in both the primary and secondary markets during the quarter. We focused on buying high-quality securities in sectors including apartments, grocery-anchored shopping centers, logistics, and self-storage. As of June 30, 2025, we had no delinquencies in our CMBS portfolio.

The following table shows the composition of our CMBS portfolio by maturity year and sector at June 30, 2025:

($ in millions) Maturity[1]	Office	Lab Office	Multi-family	Multi-family IO	Industrial	Self- Storage	Casino	Data Center	Retail	Total	Average Original LTV	Average Current DSCR
2025	$0	$0	$0	$18	$0	$0	$0	$0	$0	$18
2026	326	47	165	37	89	94	114	0	0	872	62.8%	1.5
2027	384	0	62	32	0	220	0	0	0	698	62.1	1.9
2028	284	0	0	24	0	118	0	0	0	426	66.0	1.7
2029	498	164	548	12	450	230	71	0	0	1,973	63.2	2.2
2030	107	61	0	4	144	0	100	65	220	701	61.1	2.5
2031	246	95	0	0	0	0	0	0	0	341	66.5	2.0
2032	20	0	0	0	0	0	0	0	0	20	68.0	1.7
Total fair value	$1,865	$367	$775	$127	$683	$662	$285	$65	$220	$5,049
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
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at June 30, 2025, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

($ in millions) Average Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$3,047	$399	$46	$0	$974	$252	$4,718	71.0%
AA	0	58	1	0	30	0	89	1.3
A	3	0	0	0	131	447	581	8.7
BBB	0	0	0	1,187	0	40	1,227	18.5
Non-investment grade/non-rated:
BB	0	0	0	0	0	35	35	0.5
Total fair value	$3,050	$457	$47	$1,187	$1,135	$774	$6,650	100.0%
Increase (decrease) in value	0.3%	0%	(5.1)%	(2.1)%	0.3%	(0.5)%	(0.3)%

During the second quarter 2025, we selectively added securities to the OABS portfolio that we viewed as having attractive spreads and potential returns. The securities we acquired were predominantly in the automobile and equipment categories in highly rated, senior, and short-tenor debt tranches. Additions were primarily made in new issue markets with some selective secondary purchases.

STATE AND LOCAL GOVERNMENT OBLIGATIONS
The following table details the credit quality rating of our state and local government obligations (municipal securities) at June 30, 2025, without the benefit of credit or bond insurance:

(millions) Average Rating	General Obligations	Revenue Bonds	Total
AAA	$728	$514	$1,242
AA	538	1,028	1,566
A	0	156	156
Total fair value	$1,266	$1,698	$2,964
Included in revenue bonds were $734 million of single-family housing revenue bonds issued by state housing finance agencies, of which $358 million were supported by individual mortgages held by the state housing finance
agencies and $376 million were supported by mortgage-backed securities.
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
While credit spreads of municipal bonds widened in the beginning of the second quarter 2025, they tightened back in and ended the quarter close to unchanged. We selectively added short-duration bonds to the portfolio during the second quarter, and as a result, municipal securities as a percentage of the total fixed-income portfolio increased modestly.
CORPORATE AND OTHER DEBT SECURITIES
The following table details the credit quality rating of our corporate and other debt securities at June 30, 2025:

(millions) Average Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$38	$0	$0	$0	$0	$0	$32	$70
AA	93	0	0	1,041	0	0	44	1,178
A	810	512	165	2,945	60	148	566	5,206
BBB	3,824	1,695	393	2,176	1,590	85	1,447	11,210
Non-investment grade/non-rated:
BB	193	74	60	0	8	0	6	341
B	105	0	0	0	0	7	0	112
Non-rated	0	0	0	2	3	0	0	5
Total fair value	$5,063	$2,281	$618	$6,164	$1,661	$240	$2,095	$18,122

The size of our corporate and other debt portfolio increased to $18.1 billion at June 30, 2025, from $16.0 billion at
March 31, 2025. We selectively added securities as volatility provided periods with attractive credit spreads during the quarter. At June 30, 2025 and March 31, 2025, corporate and other debt securities made up approximately 21% and 20%, respectively, of our fixed-income portfolio. The duration of the corporate and other debt portfolio increased slightly to 2.8 years at June 30, 2025, from 2.7 years at March 31, 2025.
NONREDEEMABLE PREFERRED STOCKS
The table below shows the exposure break-down of our nonredeemable preferred stocks by sector and rating at June 30, 2025:

	Financial Services
(millions) Average Rating	U.S. Banks	Foreign Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$226	$14	$64	$32	$0	$39	$375
Non-investment grade/non-rated:
BB	65	0	0	0	0	0	65
Non-rated	0	0	20	23	17	0	60
Total fair value	$291	$14	$84	$55	$17	$39	$500

The majority of our nonredeemable preferred securities have fixed-rate dividends until a call date and then, if not called, generally convert to floating-rate dividends. The interest rate duration is calculated to reflect the call, floor, and floating-rate features. Although a nonredeemable preferred stock will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. At June 30, 2025, our non-investment-grade nonredeemable preferred stocks were with issuers that maintain investment-grade senior debt ratings.
We also face the risk that dividend payments could be deferred for one or more periods or skipped entirely. As of June 30, 2025, we expect all of these securities to pay their dividends in full and on time. Approximately 97% of our nonredeemable preferred stocks pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
At June 30, 2025, the nonredeemable preferred stock portfolio fair value was $0.5 billion, which is a slight decrease from $0.6 billion at March 31, 2025. This decline was primarily due to nonredeemable preferred stocks that were called during the quarter.
Common Equities
Common equities, as reported on our consolidated balance sheets, were comprised of the following:

($ in millions)	June 30, 2025		June 30, 2024		December 31, 2024
Common stocks	$3,703	99.1%	$3,272	99.3%	$3,550	99.3%
Other risk investments[1]	32	0.9	24	0.7	25	0.7
Total common equities	$3,735	100.0%	$3,296	100.0%	$3,575	100.0%
1 The other risk investments consist of limited partnership interests.
The majority of our common stock portfolio consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 685 out of 1,015, or 67%, of the common stocks comprising the index at June 30, 2025, which made up 93% of the total market capitalization of the index. At both June 30, 2025 and 2024, the year-to-date GAAP income total return was within our targeted tracking error of +/- 50 basis points. At December 31, 2024, the full year GAAP income total return did not meet our targeted tracking error.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.4 years at June 30, 2025, 3.2 years at June 30, 2024, and 3.3 years at December 31, 2024. The weighted average beta of the equity portfolio was 1.1 at June 30, 2025, June 30, 2024, and December 31, 2024. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2025 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	9,183	$267.93	655,131	24,344,869
May – prior authorization	6,000	282.61	661,131	—
May – current authorization	15,795	280.87	15,795	24,984,205
June	14,367	272.33	30,162	24,969,838
Total	45,345	$275.78
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under-leveraged capital.
In May 2025, the Board of Directors approved an authorization for the company to repurchase up to 25 million of its common shares. This authorization, which does not have an expiration date, terminated the 24,338,869 shares that remained under the Board’s May 2024 authorization to repurchase 25 million shares.
Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the second quarter 2025, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices.
Item 5. Other Information.
(c) Insider Trading Arrangements
During the second quarter 2025, no director or executive officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Additional Information
President and CEO Susan Patricia Griffith’s quarterly letter to shareholders is included as Exhibit 99 to this Quarterly Report on Form 10-Q and in our online shareholders’ report located on our investor relations website at: investors.progressive.com/financials.
Item 6. Exhibits.
See exhibit index contained herein beginning on page 54, which is incorporated by reference from information with respect to this item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	August 4, 2025	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.1	Form of Restricted Stock Award Agreement under The Progressive Corporation Amended and Restated 2017 Directors Equity Incentive Plan (for 2025)	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith