Form 10-Q
period 2025-09-30
PROGRESSIVE CORP/OH/
filed 2025-11-03
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
Common Shares, $1.00 par value: 586,397,236 outstanding at October 2, 2025

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Nine Months
Periods Ended September 30,	2025	2024	2025	2024
(millions — except per share amounts)
Revenues
Net premiums earned	$20,849	$18,297	$60,568	$51,655
Investment income	924	739	2,609	2,042
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	12	68	32	(305)
Net holding period gains (losses) on securities	283	220	438	622
Total net realized gains (losses) on securities	295	288	470	317
Fees and other revenues	306	278	896	774
Service revenues	138	117	382	308
Total revenues	22,512	19,719	64,925	55,096
Expenses
Losses and loss adjustment expenses	13,445	12,510	39,854	36,077
Policy acquisition costs	1,555	1,390	4,522	3,930
Other underwriting expenses	3,015	2,670	8,423	6,781
Policyholder credit expense[1]	950	0	950	0
Investment expenses	10	7	26	20
Service expenses	144	126	400	333
Interest expense	70	70	209	209
Total expenses	19,189	16,773	54,384	47,350
Net Income
Income before income taxes	3,323	2,946	10,541	7,746
Provision for income taxes	708	612	2,184	1,622
Net income	2,615	2,334	8,357	6,124
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	284	1,561	1,611	1,461
Net unrealized losses on forecasted transactions	0	0	1	0
Other comprehensive income (loss)	284	1,561	1,612	1,461
Comprehensive income (loss)	$2,899	$3,895	$9,969	$7,585
Computation of Earnings Per Common Share
Net income	$2,615	$2,334	$8,357	$6,124
Less: Preferred share dividends and other[2]	0	0	0	17
Net income available to common shareholders	$2,615	$2,334	$8,357	$6,107
Average common shares outstanding - Basic	586.5	585.6	586.3	585.5
Net effect of dilutive stock-based compensation	1.7	2.0	1.8	2.2
Total average equivalent common shares - Diluted	588.2	587.6	588.1	587.7
Basic: Earnings per common share	$4.46	$3.98	$14.25	$10.43
Diluted: Earnings per common share	$4.45	$3.97	$14.21	$10.39
1 See Note 8 – Segment Information for further discussion.
2 All of our outstanding Serial Preferred Shares, Series B, were redeemed in February 2024.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31,
(millions)	2025	2024	2024
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $88,247, $74,595, and $77,126)	$88,509	$74,411	$75,332
Short-term investments (amortized cost: $1,515, $757, and $615)	1,515	757	615
Total available-for-sale securities	90,024	75,168	75,947
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $454, $760, and $756)	438	735	728
Common equities (cost: $808, $733, and $745)	4,047	3,497	3,575
Total equity securities	4,485	4,232	4,303
Total investments	94,509	79,400	80,250
Cash and cash equivalents	173	136	143
Restricted cash and cash equivalents	12	11	11
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	185	147	154
Accrued investment income	691	560	594
Premiums receivable, net of allowance for credit losses of $516, $388, and $460	16,519	15,135	14,369
Reinsurance recoverables	4,107	4,881	4,765
Prepaid reinsurance premiums	215	224	349
Deferred acquisition costs	2,164	2,032	1,961
Property and equipment, net of accumulated depreciation of $1,398, $1,590, and $1,461	790	689	790
Net federal deferred income taxes	662	598	954
Other assets	1,693	1,537	1,559
Total assets	$121,535	$105,203	$105,745
Liabilities and Shareholders’ Equity
Unearned premiums	$26,822	$24,772	$23,858
Loss and loss adjustment expense reserves	42,105	38,062	39,057
Accounts payable, accrued expenses, and other liabilities	10,267	8,318	10,346
Debt[1]	6,896	6,892	6,893
Total liabilities	86,090	78,044	80,154
Common shares, $1.00 par value (authorized 900; issued 798, including treasury shares of 212)	586	586	586
Paid-in capital	2,233	2,096	2,145
Retained earnings	32,437	24,632	24,283
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	203	(140)	(1,408)
Net unrealized losses on forecasted transactions	(13)	(14)	(14)
Foreign currency translation adjustment	(1)	(1)	(1)
Total accumulated other comprehensive income (loss)	189	(155)	(1,423)
Total shareholders’ equity	35,445	27,159	25,591
Total liabilities and shareholders’ equity	$121,535	$105,203	$105,745
1 Consists solely of long-term debt. See Note 4 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months		Nine Months
Periods Ended September 30,	2025	2024	2025	2024
(millions — except per share amounts)
Serial Preferred Shares, No Par Value
Balance, beginning of period	$0	$0	$0	$494
Redemption of Serial Preferred Shares, Series B1	0	0	0	(494)
Balance, end of period	0	0	0	0
Common Shares, $1.00 Par Value
Balance, beginning of period	586	586	586	585
Treasury shares purchased	(1)	(1)	(1)	(1)
Net restricted equity awards issued/vested	1	1	1	2
Balance, end of period	586	586	586	586
Paid-In Capital
Balance, beginning of period	2,192	2,060	2,145	2,013
Amortization of equity-based compensation	42	38	90	86
Treasury shares purchased	0	(1)	(1)	(2)
Net restricted equity awards issued/vested	(1)	(1)	(1)	(2)
Reinvested dividends on restricted stock units	0	0	0	1
Balance, end of period	2,233	2,096	2,233	2,096
Retained Earnings
Balance, beginning of period	29,921	22,410	24,283	18,801
Net income	2,615	2,334	8,357	6,124
Treasury shares purchased	(39)	(84)	(105)	(131)
Cash dividends declared on common shares ($0.10, $0.10, $0.30, and $0.30 per share)[1]	(59)	(59)	(176)	(176)
Cash dividends declared on Serial Preferred Shares, Series B ($0, $0, $0, and $15.688377 per share)[1]	0	0	0	(8)
Reinvested dividends on restricted stock units	0	0	0	(1)
Other, net	(1)	31	78	23
Balance, end of period	32,437	24,632	32,437	24,632
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(95)	(1,716)	(1,423)	(1,616)
Other comprehensive income (loss)	284	1,561	1,612	1,461
Balance, end of period	189	(155)	189	(155)
Total shareholders’ equity	$35,445	$27,159	$35,445	$27,159
1 See Note 9 – Dividends for further discussion.
There are 20 million Serial Preferred Shares authorized. There are 5 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2025	2024
(millions)
Cash Flows From Operating Activities
Net income	$8,357	$6,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	230	208
Net amortization (accretion) of fixed-income securities	(81)	(24)
Amortization of equity-based compensation	90	86
Net realized (gains) losses on securities	(470)	(317)
Net (gains) losses on disposition of property and equipment	2	(2)
Changes in:
Premiums receivable	(2,150)	(3,177)
Reinsurance recoverables	658	213
Prepaid reinsurance premiums	134	26
Deferred acquisition costs	(203)	(345)
Income taxes	(138)	(367)
Unearned premiums	2,964	4,638
Loss and loss adjustment expense reserves	3,048	3,673
Accounts payable, accrued expenses, and other liabilities	2,079	1,601
Other, net	(142)	(226)
Net cash provided by operating activities	14,378	12,111
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(34,912)	(35,836)
Equity securities	(143)	(110)
Sales:
Fixed maturities	17,520	18,583
Equity securities	182	222
Maturities, paydowns, calls, and other:
Fixed maturities	6,269	4,750
Equity securities	240	110
Net (purchases) sales of short-term investments	(825)	1,070
Net change in unsettled security transactions	398	514
Purchases of property and equipment	(227)	(175)
Sales of property and equipment	70	65
Net cash used in investing activities	(11,428)	(10,807)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(2,812)	(615)
Acquisition of treasury shares for equity award tax liabilities	(92)	(121)
Acquisition of treasury shares acquired in open market	(15)	(13)
Redemption of preferred shares	0	(500)
Dividends paid to preferred shareholders	0	(8)
Net cash used in financing activities	(2,919)	(1,257)
Increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	31	47
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	154	100
Cash, cash equivalents, restricted cash, and restricted cash equivalents – September 30	$185	$147
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
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2025, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report to Shareholders).
Premiums Receivable
We perform analyses to evaluate our premiums receivable for expected credit losses. See our 2024 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2025	2024	2025	2024
Allowance for credit losses, beginning of period	$501	$328	$460	$369
Increase in allowance[1]	211	167	540	402
Write-offs[2]	(196)	(107)	(484)	(383)
Allowance for credit losses, end of period	$516	$388	$516	$388
1 Represents the incremental increase in other underwriting expenses.
2 Represents the portion of allowance that is reversed when the premiums receivable balances are written off. Premiums receivable balances are written off once we have exhausted our collection efforts.
Property – Held for Sale
At September 30, 2025 and 2024, and December 31, 2024, we had held for sale properties of $112 million, $150 million, and $129 million, respectively, which are included in other assets on our consolidated balance sheets.

New Accounting Standards
We did not adopt any new accounting standards during the three and nine months ended September 30, 2025.

In September 2025, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU), which amends the existing accounting guidance for capitalization of internal-use software costs and provides more detailed guidelines around the criteria for capitalization. This ASU will be effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2027 (2028 for calendar-year companies). This standard may be applied using a prospective, modified, or retrospective transition approach. We do not believe this ASU will have a material impact on our financial condition or results of operations.

2.  INVESTMENTS
The following tables present the composition of our investment portfolio by major security type:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2025
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$51,021	$731	$(413)	$0	$51,339	54.3%
State and local government obligations	3,320	20	(65)	0	3,275	3.5
Foreign government obligations	16	0	0	0	16	0
Corporate and other debt securities	18,621	270	(86)	12	18,817	19.9
Residential mortgage-backed securities	2,979	26	(6)	1	3,000	3.2
Commercial mortgage-backed securities	5,916	17	(247)	0	5,686	6.0
Other asset-backed securities	6,374	35	(33)	0	6,376	6.7
Total fixed maturities	88,247	1,099	(850)	13	88,509	93.6
Short-term investments	1,515	0	0	0	1,515	1.6
Total available-for-sale securities	89,762	1,099	(850)	13	90,024	95.2
Equity securities:
Nonredeemable preferred stocks	454	0	0	(16)	438	0.5
Common equities	808	0	0	3,239	4,047	4.3
Total equity securities	1,262	0	0	3,223	4,485	4.8
Total portfolio[1]	$91,024	$1,099	$(850)	$3,236	$94,509	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2024
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$44,231	$772	$(574)	$0	$44,429	56.0%
State and local government obligations	2,681	10	(90)	0	2,601	3.3
Foreign government obligations	17	0	(1)	0	16	0
Corporate and other debt securities	14,970	222	(156)	0	15,036	18.9
Residential mortgage-backed securities	1,404	24	(6)	2	1,424	1.8
Commercial mortgage-backed securities	4,664	4	(377)	0	4,291	5.4
Other asset-backed securities	6,628	40	(54)	0	6,614	8.3
Total fixed maturities	74,595	1,072	(1,258)	2	74,411	93.7
Short-term investments	757	0	0	0	757	1.0
Total available-for-sale securities	75,352	1,072	(1,258)	2	75,168	94.7
Equity securities:
Nonredeemable preferred stocks	760	0	0	(25)	735	0.9
Common equities	733	0	0	2,764	3,497	4.4
Total equity securities	1,493	0	0	2,739	4,232	5.3
Total portfolio[1]	$76,845	$1,072	$(1,258)	$2,741	$79,400	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2024
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$47,103	$36	$(1,151)	$0	$45,988	57.3%
State and local government obligations	2,893	2	(117)	0	2,778	3.5
Foreign government obligations	16	0	0	0	16	0
Corporate and other debt securities	14,111	65	(215)	(7)	13,954	17.4
Residential mortgage-backed securities	1,600	9	(11)	3	1,601	2.0
Commercial mortgage-backed securities	4,721	7	(376)	0	4,352	5.4
Other asset-backed securities	6,682	26	(65)	0	6,643	8.3
Total fixed maturities	77,126	145	(1,935)	(4)	75,332	93.9
Short-term investments	615	0	0	0	615	0.7
Total available-for-sale securities	77,741	145	(1,935)	(4)	75,947	94.6
Equity securities:
Nonredeemable preferred stocks	756	0	0	(28)	728	0.9
Common equities	745	0	0	2,830	3,575	4.5
Total equity securities	1,501	0	0	2,802	4,303	5.4
Total portfolio[1]	$79,242	$145	$(1,935)	$2,798	$80,250	100.0%
1 At September 30, 2025 and 2024 and December 31, 2024, we had $523 million, $469 million, and $125 million, respectively, of net unsettled security transactions included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.
The total fair value of the portfolio at September 30, 2025 and 2024 and December 31, 2024, included $4.9 billion, $4.1 billion, and $6.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions. A portion of the investments held at December 31, 2024 were sold and proceeds were used to pay our common share dividends in January 2025; see Note 9 – Dividends for additional information.
At September 30, 2025, bonds and certificates of deposit in the principal amount of $788 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at September 30, 2025 or 2024, or December 31, 2024. At September 30, 2025, we did not hold any debt securities that were non-income producing during the preceding 12 months.
Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	September 30,
(millions)	2025	2024	December 31, 2024
Fixed Maturities:
Corporate and other debt securities	$696	$637	$608
Residential mortgage-backed securities	642	369	479
Other asset-backed securities	0	3	1
Total hybrid securities	$1,338	$1,009	$1,088
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

Fixed Maturities The composition of fixed maturities by maturity at September 30, 2025, was:

(millions)	Cost	Fair Value
Less than one year	$8,676	$8,668
One to five years	53,046	53,116
Five to ten years	26,249	26,446
Ten years or greater	276	279
Total	$88,247	$88,509
Asset-backed securities are classified in the maturity distribution table above based upon their projected cash flows. All other securities that do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
September 30, 2025
U.S. government obligations	71	$11,145	$(413)	7	$1,777	$(3)	64	$9,368	$(410)
State and local government obligations	251	1,557	(65)	40	188	(1)	211	1,369	(64)
Corporate and other debt securities	138	3,503	(86)	24	718	(4)	114	2,785	(82)
Residential mortgage-backed securities	28	283	(6)	9	186	(1)	19	97	(5)
Commercial mortgage-backed securities	138	2,879	(247)	16	375	(1)	122	2,504	(246)
Other asset-backed securities	50	1,128	(33)	13	228	(1)	37	900	(32)
Total fixed maturities	676	$20,495	$(850)	109	$3,472	$(11)	567	$17,023	$(839)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
September 30, 2024
U.S. government obligations	86	$12,919	$(574)	3	$2,069	$(3)	83	$10,850	$(571)
State and local government obligations	302	1,779	(90)	44	208	0	258	1,571	(90)
Foreign government obligations	1	16	(1)	0	0	0	1	16	(1)
Corporate and other debt securities	224	5,251	(156)	14	426	(3)	210	4,825	(153)
Residential mortgage-backed securities	33	244	(6)	4	185	0	29	59	(6)
Commercial mortgage-backed securities	177	3,750	(377)	5	170	0	172	3,580	(377)
Other asset-backed securities	80	1,531	(54)	16	353	0	64	1,178	(54)
Total fixed maturities	903	$25,490	$(1,258)	86	$3,411	$(6)	817	$22,079	$(1,252)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
December 31, 2024
U.S. government obligations	113	$38,782	$(1,151)	39	$30,257	$(418)	74	$8,525	$(733)
State and local government obligations	379	2,339	(117)	127	783	(6)	252	1,556	(111)
Corporate and other debt securities	304	7,034	(215)	122	2,935	(33)	182	4,099	(182)
Residential mortgage-backed securities	40	428	(11)	12	377	(4)	28	51	(7)
Commercial mortgage-backed securities	153	3,294	(376)	8	264	(16)	145	3,030	(360)
Other asset-backed securities	84	1,907	(65)	34	912	(8)	50	995	(57)
Total fixed maturities	1,073	$53,784	$(1,935)	342	$35,528	$(485)	731	$18,256	$(1,450)
A review of the securities in an unrealized loss position indicated, at the end of each period presented, that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for credit losses deemed to be uncollectible during the first nine months of 2025 or 2024, and did not have a material credit loss allowance balance as of September 30, 2025 and 2024, or December 31, 2024. We considered several factors and inputs related to the individual securities as part of our analysis. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included:
•current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates);
•credit support (via current levels of subordination);
•historical credit ratings; and
•updated cash flow expectations based upon these performance indicators.

We initially reviewed securities in a loss position to determine whether we intended, or if it was more likely than not that we would be required, to sell any of the securities prior to the recovery of their respective cost bases (which could be maturity). If we were more likely than not, or intended, to sell prior to a potential recovery, we would write off the unrealized loss. No unrealized loss write offs were recorded during the nine months ended September 30, 2025 or 2024.

For those securities that we determined we were not likely to, or did not intend to, sell prior to a potential recovery, we performed additional analysis to determine if the loss was credit related. For securities with a potential credit-related loss, we calculated the net present value (NPV) of the cash flows expected (i.e., expected recovery value) using the current book yield for each security. The NPV was then compared to the applicable security’s current amortized cost basis to determine if a credit loss existed. If the NPV was below the amortized cost basis, and deemed material for any specific security, or in the aggregate, a credit loss would be recognized and either a new allowance for credit losses would be recorded, or adjustments would be made to a previous allowance. All changes to new or existing allowances for credit losses are recorded to net realized gains (losses) on securities.
As of September 30, 2025 and 2024, and December 31, 2024, we believe that none of the unrealized losses on our fixed-maturity securities were related to material credit losses on any specific securities, or in the aggregate. We continue to expect all the securities in our fixed-maturity portfolio will pay their principal and interest obligations.
In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at September 30, 2025 and 2024, and December 31, 2024, to determine if the accrued interest amounts were uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest, and future principal obligations and, therefore, did not write off any accrued income as uncollectible at September 30, 2025 and 2024, or December 31, 2024.

Realized Gains (Losses) The components of net realized gains (losses) for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2025	2024	2025	2024
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$1	$43	$78	$44
Corporate and other debt securities	6	2	9	6
Residential mortgage-backed securities	0	0	1	1
Total available-for-sale securities	7	45	88	51
Equity securities:
Nonredeemable preferred stocks	1	0	3	0
Common equities	11	14	50	26
Total equity securities	12	14	53	26
Subtotal gross realized gains on security sales	19	59	141	77
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	0	(2)	(78)	(329)
State and local government obligations	0	(1)	(2)	(1)
Corporate and other debt securities	(4)	(5)	(7)	(43)
Commercial mortgage-backed securities	0	0	(10)	(15)
Total available-for-sale securities	(4)	(8)	(97)	(388)
Equity securities:
Nonredeemable preferred stocks	(1)	(7)	(6)	(18)
Common equities	(2)	(12)	(6)	(12)
Total equity securities	(3)	(19)	(12)	(30)
Subtotal gross realized losses on security sales	(7)	(27)	(109)	(418)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	1	41	0	(285)
State and local government obligations	0	(1)	(2)	(1)
Corporate and other debt securities	2	(3)	2	(37)
Residential mortgage-backed securities	0	0	1	1
Commercial mortgage-backed securities	0	0	(10)	(15)
Total available-for-sale securities	3	37	(9)	(337)
Equity securities:
Nonredeemable preferred stocks	0	(7)	(3)	(18)
Common equities	9	2	44	14
Total equity securities	9	(5)	41	(4)
Subtotal net realized gains (losses) on security sales	12	32	32	(341)
Other assets
Gain	0	36	0	36
Net holding period gains (losses)
Hybrid securities	3	20	17	31
Equity securities	280	200	421	591
Subtotal net holding period gains (losses)	283	220	438	622
Total net realized gains (losses) on securities	$295	$288	$470	$317
Realized gains (losses) on securities sold are computed using the first-in, first-out method. We had minimal sales activity during the third quarter of 2025. During the first nine months of 2025 and the third quarter and first nine months of 2024, the majority of our security sales were U.S. Treasury Notes that were sold for duration management. We also selectively sold securities that we viewed as having less attractive risk/reward profiles during the first nine months of 2025 and 2024.

The following table reflects our holding period realized gains (losses) recognized on equity securities held at the respective quarter ends:

	Three Months		Nine Months
(millions)	2025	2024	2025	2024
Total net gains (losses) recognized during the period on equity securities	$289	$195	$462	$587
Less: Net gains (losses) recognized on equity securities sold during the period	9	(5)	41	(4)
Net holding period gains (losses) recognized during the period on equity securities held at period end	$280	$200	$421	$591
Net Investment Income The components of net investment income for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2025	2024	2025	2024
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$470	$396	$1,314	$1,064
State and local government obligations	24	16	64	42
Corporate and other debt securities	214	155	593	417
Residential mortgage-backed securities	38	14	95	27
Commercial mortgage-backed securities	63	49	175	142
Other asset-backed securities	78	83	246	243
Total fixed maturities	887	713	2,487	1,935
Short-term investments	20	9	66	45
Total available-for-sale securities	907	722	2,553	1,980
Equity securities:
Nonredeemable preferred stocks	6	9	19	30
Common equities	11	8	37	32
Total equity securities	17	17	56	62
Investment income	924	739	2,609	2,042
Investment expenses	(10)	(7)	(26)	(20)
Net investment income	$914	$732	$2,583	$2,022
On a year-over-year basis, investment income (interest and dividends) increased 25% and 28% for the three and nine months ended September 30, 2025, respectively, compared to the same periods last year. The increases primarily reflect growth in invested assets and an increase in recurring investment book yield. The book yield increase primarily reflects investing new cash from insurance operations, and proceeds from maturing bonds, in higher coupon rate securities.
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
•Level 2: Inputs that are observable for the instrument either directly (other than quoted prices included within Level 1) or indirectly. This includes: (i) quoted prices for similar instruments in active markets, (ii) quoted prices for identical or similar instruments in markets that are not active, (iii) inputs other than quoted prices that are observable for the instruments, and (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means.
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

Based on this evaluation, we concluded there was sufficient activity related to the sectors and securities for which we obtained valuations.
The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2025
Fixed maturities:
U.S. government obligations	$51,339	$0	$0	$51,339	$51,021
State and local government obligations	0	3,275	0	3,275	3,320
Foreign government obligations	0	16	0	16	16
Corporate and other debt securities	0	18,812	5	18,817	18,621
Residential mortgage-backed securities	0	3,000	0	3,000	2,979
Commercial mortgage-backed securities	0	5,686	0	5,686	5,916
Other asset-backed securities	0	6,376	0	6,376	6,374
Total fixed maturities	51,339	37,165	5	88,509	88,247
Short-term investments	1,414	101	0	1,515	1,515
Total available-for-sale securities	52,753	37,266	5	90,024	89,762
Equity securities:
Nonredeemable preferred stocks	0	378	60	438	454
Common equities:
Common stocks	4,004	0	9	4,013	774
Other risk investments	0	0	34	34	34
Subtotal common equities	4,004	0	43	4,047	808
Total equity securities	4,004	378	103	4,485	1,262
Total portfolio	$56,757	$37,644	$108	$94,509	$91,024
Debt	$0	$6,398	$0	$6,398	$6,896

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2024
Fixed maturities:
U.S. government obligations	$44,429	$0	$0	$44,429	$44,231
State and local government obligations	0	2,601	0	2,601	2,681
Foreign government obligations	0	16	0	16	17
Corporate and other debt securities	0	15,033	3	15,036	14,970
Residential mortgage-backed securities	0	1,424	0	1,424	1,404
Commercial mortgage-backed securities	0	4,291	0	4,291	4,664
Other asset-backed securities	0	6,614	0	6,614	6,628
Total fixed maturities	44,429	29,979	3	74,411	74,595
Short-term investments	755	2	0	757	757
Total available-for-sale securities	45,184	29,981	3	75,168	75,352
Equity securities:
Nonredeemable preferred stocks	0	683	52	735	760
Common equities:
Common stocks	3,452	0	22	3,474	710
Other risk investments	0	0	23	23	23
Subtotal common equities	3,452	0	45	3,497	733
Total equity securities	3,452	683	97	4,232	1,493
Total portfolio	$48,636	$30,664	$100	$79,400	$76,845
Debt	$0	$6,498	$0	$6,498	$6,892

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2024
Fixed maturities:
U.S. government obligations	$45,988	$0	$0	$45,988	$47,103
State and local government obligations	0	2,778	0	2,778	2,893
Foreign government obligations	0	16	0	16	16
Corporate and other debt securities	0	13,949	5	13,954	14,111
Residential mortgage-backed securities	0	1,601	0	1,601	1,600
Commercial mortgage-backed securities	0	4,352	0	4,352	4,721
Other asset-backed securities	0	6,643	0	6,643	6,682
Total fixed maturities	45,988	29,339	5	75,332	77,126
Short-term investments	613	2	0	615	615
Total available-for-sale securities	46,601	29,341	5	75,947	77,741
Equity securities:
Nonredeemable preferred stocks	0	676	52	728	756
Common equities:
Common stocks	3,527	0	23	3,550	720
Other risk investments	0	0	25	25	25
Subtotal common equities	3,527	0	48	3,575	745
Total equity securities	3,527	676	100	4,303	1,501
Total portfolio	$50,128	$30,017	$105	$80,250	$79,242
Debt	$0	$6,173	$0	$6,173	$6,893
Our portfolio valuations, excluding short-term investments valued at original cost, classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including pricing vendors, dealers/market makers, and exchange-quoted prices.
Our short-term investments classified as Level 1 include commercial paper, treasury bills, and money market funds, which are highly liquid, actively marketed, and have short durations. These securities are valued at their original cost, adjusted for any accretion of discount, which approximates fair value because of the relatively short period of time until maturity. The remainder of our short-term investments with a trade date to maturity of less than a year are classified as Level 2. These securities are classified as Level 2 since they are valued using external pricing vendor prices or are securities that continually trade at par value because they contain either liquidity facilities or mandatory put features within one year and as a result are valued at their original cost.
At September 30, 2025 and 2024 and December 31, 2024, vendor-quoted prices represented 93% of our Level 1 classifications (excluding short-term investments valued at original cost). The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.
At September 30, 2025 and 2024, vendor-quoted prices comprised 99% of our Level 2 classifications (excluding short-term investments valued at original cost), with the balance from dealer quotes, compared to 100% at December 31, 2024. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
For structured debt securities, including commercial, residential, and other asset-backed securities, we evaluate available market-related data for these and similar securities related to collateral, delinquencies, and defaults for historical trends and reasonably estimable projections, as well as historical prepayment rates and current prepayment assumptions and cash flow estimates. We further stratify each class of structured debt securities into more finite sectors (e.g., planned amortization class, first pay, second pay, senior, and subordinated) and use duration and credit quality to determine if the fair value is appropriate.
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
For municipal securities (e.g., general obligations, revenue, and housing), we stratify the portfolio to evaluate securities by type, duration, credit quality, and coupon, to review price changes relative to credit spread and interest rate changes. Additionally, we look to economic data as it relates to geographic location as an indication of price-to-call or maturity predictors. For municipal housing securities, we look to changes in cash flow projections, both historical and reasonably estimable projections, to understand yield changes and their effect on valuation.

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
During each valuation period, we create internal estimations of portfolio valuation (performance returns), based on current market-related activity (i.e., interest rate and credit spread movements and other credit-related factors) within each major sector of our portfolio. We compare our results to index returns for each major sector adjusting for duration and credit quality differences to better understand our portfolio’s results. Additionally, we review our external sales transactions and compare the actual final market sales prices to previous market valuation prices on a monthly basis. This review provides us further validation that our pricing sources are providing market level prices, and gives us additional comfort regarding the source’s process, the quality of its review, and its willingness to improve its analysis based on feedback from clients. We believe this effort helps ensure that we are reporting the most representative fair values for our securities.
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
To the extent we receive prices from external sources (e.g., broker and valuation firm) for the Level 3 securities, we review those prices for reasonableness using internally developed assumptions and then compare our derived prices to the prices received from the external sources. Based on our review during the first nine months of 2025 and for the full year of 2024, all prices received from external sources remained unadjusted.
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
During the first nine months of 2025 and for the full year of 2024, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Due to the relative size of the Level 3 securities’ fair values, compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2025 and 2024:

(millions)	Fair Value at June 30, 2025	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at September 30, 2025
Fixed maturities:
Corporate and other debt securities	$5	$0	$0	$0	$0	$0	$0	$5
Equity securities:
Nonredeemable preferred stocks	60	0	0	0	0	0	0	60
Common equities:
Common stocks	9	0	0	0	0	0	0	9
Other risk investments	32	2	0	0	0	0	0	34
Total Level 3 securities	$106	$2	$0	$0	$0	$0	$0	$108

(millions)	Fair Value at June 30, 2024	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at September 30, 2024
Fixed maturities:
Corporate and other debt securities	$3	$0	$0	$0	$0	$0	$0	$3
Equity securities:
Nonredeemable preferred stocks	52	0	0	0	0	0	0	52
Common equities:
Common stocks	22	0	0	0	0	0	0	22
Other risk investments	24	(1)	0	0	0	0	0	23
Total Level 3 securities	$101	$(1)	$0	$0	$0	$0	$0	$100

(millions)	Fair Value at December 31, 2024	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at September 30, 2025
Fixed maturities:
Corporate and other debt securities	$5	$0	$0	$0	$0	$0	$0	$5
Equity securities:
Nonredeemable preferred stocks	52	0	8	0	0	0	0	60
Common equities:
Common stocks	23	0	0	0	0	(14)	0	9
Other risk investments	25	9	0	0	0	0	0	34
Total Level 3 securities	$105	$9	$8	$0	$0	$(14)	$0	$108

(millions)	Fair Value at December 31, 2023	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at September 30, 2024
Fixed maturities:
Corporate and other debt securities	$3	$0	$0	$0	$0	$0	$0	$3
Equity securities:
Nonredeemable preferred stocks	64	0	0	0	0	(12)	0	52
Common equities:
Common stocks	22	0	0	0	0	0	0	22
Other risk investments	21	2	0	0	0	0	0	23
Total Level 3 securities	$110	$2	$0	$0	$0	$(12)	$0	$100
1 For fixed maturities, these amounts are included in accumulated other comprehensive income (loss) on our consolidated balance sheets. For equity securities, these amounts are included in our consolidated statements of comprehensive income.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at September 30, 2025 and 2024, and December 31, 2024:

($ in millions)	Fair Value at September 30, 2025	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt securities	$5	Market comparables	Weighted average market capitalization price change %	(1.0)% to (0.9)%	(1.0)%
Equity securities:
Nonredeemable preferred stocks	60	Market comparables	Weighted average market capitalization price change %	(6.6)% to 11.3%	3.8%
Common stocks	9	Market comparables	Weighted average market capitalization price change %	(21.5)% to 74.6%	11.3%
Subtotal Level 3 securities	74
Pricing exemption securities	34
Total Level 3 securities	$108

($ in millions)	Fair Value at September 30, 2024	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt securities	$3	Market comparables	Weighted average market capitalization price change %	(3.1)% to 10.9%	2.6%
Equity securities:
Nonredeemable preferred stocks	52	Market comparables	Weighted average market capitalization price change %	4.0% to 25.0%	18.1%
Common stocks	22	Market comparables	Weighted average market capitalization price change %	(19.1)% to 69.6%	19.0%
Subtotal Level 3 securities	77
Pricing exemption securities	23
Total Level 3 securities	$100

($ in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt securities	$5	Market comparables	Weighted average market capitalization price change %	(1.4)% to (1.3)%	(1.4)%
Equity securities:
Nonredeemable preferred stocks	52	Market comparables	Weighted average market capitalization price change %	(14.1)% to 6.0%	(2.7)%
Common stocks	23	Market comparables	Weighted average market capitalization price change %	(41.3)% to 95.9%	6.0%
Subtotal Level 3 securities	80
Pricing exemption securities	25
Total Level 3 securities	$105

4. DEBT
Debt at each of the balance sheet periods consisted of the following Senior Notes:

($ in millions)				September 30, 2025		September 30, 2024		December 31, 2024
Principal Amount	Interest Rate	Issuance Date	Maturity Date	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
$500	2.45%	August 2016	2027	$499	$491	$499	$483	$499	$479
500	2.50	March 2022	2027	499	490	498	482	499	479
300	6 5/8	March 1999	2029	298	323	298	330	298	320
550	4.00	October 2018	2029	548	550	547	549	547	534
500	3.20	March 2020	2030	498	481	498	476	498	462
500	3.00	March 2022	2032	497	461	497	458	497	439
400	6.25	November 2002	2032	397	445	397	450	397	430
500	4.95	May 2023	2033	497	514	497	519	497	495
350	4.35	April 2014	2044	347	308	347	319	347	298
400	3.70	January 2015	2045	396	320	396	331	396	308
850	4.125	April 2017	2047	843	716	842	750	842	684
600	4.20	March 2018	2048	591	510	591	532	591	490
500	3.95	March 2020	2050	492	404	491	420	491	386
500	3.70	March 2022	2052	494	385	494	399	494	369
Total				$6,896	$6,398	$6,892	$6,498	$6,893	$6,173
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
5. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2025, was 21.3% and 20.7%, respectively, compared to 20.8% and 20.9% for the same periods last year.
Deferred income taxes reflect the tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes and, therefore, no valuation allowance was needed at September 30, 2025 and 2024, and December 31, 2024.

We had net current income taxes payable of $24 million and $26 million at September 30, 2025 and December 31, 2024, respectively, which were reported in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets, compared to net current income taxes recoverable of $5 million at September 30, 2024, which was reported in other assets. The balance may fluctuate from period to period due to normal timing differences.
At September 30, 2025 and 2024, and December 31, 2024, we have not recorded any unrecognized tax benefits or related interest and penalties.

6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Activity in the loss and loss adjustment expense reserves is summarized as follows:

	September 30,
(millions)	2025	2024
Balance at January 1	$39,057	$34,389
Less reinsurance recoverables on unpaid losses	4,487	4,789
Net balance at January 1	34,570	29,600
Incurred related to:
Current year	40,922	36,276
Prior years	(1,068)	(199)
Total incurred	39,854	36,077
Paid related to:
Current year	21,904	19,669
Prior years	14,228	12,492
Total paid	36,132	32,161
Net balance at September 30	38,292	33,516
Plus reinsurance recoverables on unpaid losses	3,813	4,546
Balance at September 30	$42,105	$38,062
We experienced favorable reserve development of $1,068 million and $199 million during the first nine months of 2025 and 2024, respectively, which is reflected as “incurred related to prior years” in the table above.
Year-to-date September 30, 2025
•The favorable prior year reserve development included approximately $660 million attributable to accident year 2024, $190 million to accident year 2023, and the remainder to accident years 2022 and prior.
•Our personal auto products incurred about $910 million of favorable loss and loss adjustment expense (LAE) reserve development, with the agency and direct auto businesses each contributing about half. The favorable development was primarily due to lower than anticipated loss severity and frequency in Florida and, to a lesser extent, lower than anticipated litigation defense costs across most states and lower than anticipated payments on reopened property damage claims that were previously closed.
•Our personal property products experienced about $75 million of favorable development, primarily attributable to favorable development on 2024 catastrophe events.
•Our Commercial Lines business experienced about $80 million of favorable development, primarily attributable to lower than anticipated severity in our transportation network company business, partially offset by higher than anticipated severity and litigation defense costs in our core commercial auto bodily injury coverages.
Year-to-date September 30, 2024
•The favorable prior year reserve development included approximately $160 million attributable to accident year 2023, $5 million to accident year 2022, and the remainder to accident years 2021 and prior.
•Our personal auto products incurred about $375 million of favorable loss and LAE reserve development, with about 60% attributable to the agency auto business and the balance in the direct auto business. The favorable development was, in part, due to lower than anticipated severity and frequency in Florida and lower than anticipated property damage severity across the majority of states.
•Our personal property business experienced about $75 million of unfavorable development primarily due to higher LAE costs than anticipated.
•Our Commercial Lines business experienced about $100 million of unfavorable development primarily driven by higher than anticipated severity in our commercial auto business for California, New York, and Texas.

7. SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries. The amount of overnight reverse repurchase commitments, which are not considered part of the investment portfolio, held by these subsidiaries at September 30, 2025 and 2024, and December 31, 2024, were $58 million, $89 million, and $127 million, respectively. Restricted cash and restricted cash equivalents include collateral held against unpaid deductibles and cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are participants.
Non-cash activity included the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2025	2024
Common share dividends[1]	$59	$59
Operating lease liabilities[2]	83	74
1 Declared but unpaid. See Note 9 – Dividends for further discussion.
2 From obtaining right-of-use assets.
In the respective periods, we paid the following:

	Nine Months Ended September 30,
(millions)	2025	2024
Income taxes	$2,313	$1,985
Interest	226	226
Operating lease liabilities	68	63

8. SEGMENT INFORMATION
Our Personal Lines segment writes insurance for personal autos, special lines products (e.g., recreational vehicles, such as motorcycles, RVs, and watercraft), personal residential property insurance for homeowners and renters, umbrella insurance, and flood insurance through the “Write Your Own” program for the National Flood Insurance Program. Property information for the three and nine months ended September 30, 2024, was recast to conform to the current year presentation; see Note 10 – Segment Information in our 2024 Annual Report to Shareholders for further discussion.
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
All segment revenues are generated from external customers and all intercompany transactions are eliminated in consolidation.

Following are the operating results for the respective periods:

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Three Months Ended September 30, 2025
Net premiums earned	$18,089	$2,760	$0	$20,849
Fees and other revenues	272	34	0	306
Total underwriting revenue	18,361	2,794	0	21,155
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	9,801	1,575	1	11,377
Catastrophe losses	207	12	0	219
Loss adjustment expenses	1,554	296	(1)	1,849
Total losses and loss adjustment expenses	11,562	1,883	0	13,445
Underwriting expenses:
Distribution expenses[2]	2,507	313	1	2,821
Other underwriting expenses[3]	2,394	300	5	2,699
Total underwriting expenses	4,901	613	6	5,520
Pretax underwriting profit (loss)	$1,898	$298	$(6)	2,190
Investment profit (loss)[4]				1,209
Service businesses profit (loss)				(6)
Interest expense				(70)
Total pretax profit (loss)				$3,323

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Three Months Ended September 30, 2024
Net premiums earned	$15,570	$2,727	$0	$18,297
Fees and other revenues	235	43	0	278
Total underwriting revenue	15,805	2,770	0	18,575
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	8,514	1,607	(1)	10,120
Catastrophe losses	698	34	0	732
Loss adjustment expenses	1,382	276	0	1,658
Total losses and loss adjustment expenses	10,594	1,917	(1)	12,510
Underwriting expenses:
Distribution expenses[2]	2,267	297	0	2,564
Other underwriting expenses[3]	1,245	248	3	1,496
Total underwriting expenses	3,512	545	3	4,060
Pretax underwriting profit (loss)	$1,699	$308	$(2)	2,005
Investment profit (loss)[4]				1,020
Service businesses profit (loss)				(9)
Interest expense				(70)
Total pretax profit (loss)				$2,946

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Nine Months Ended September 30, 2025
Net premiums earned	$52,343	$8,224	$1	$60,568
Fees and other revenues	784	112	0	896
Total underwriting revenue	53,127	8,336	1	61,464
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	28,484	4,695	0	33,179
Catastrophe losses	1,349	36	0	1,385
Loss adjustment expenses	4,415	875	0	5,290
Total losses and loss adjustment expenses	34,248	5,606	0	39,854
Underwriting expenses:
Distribution expenses[2]	7,183	907	2	8,092
Other underwriting expenses[3]	4,967	823	13	5,803
Total underwriting expenses	12,150	1,730	15	13,895
Pretax underwriting profit (loss)	$6,729	$1,000	$(14)	7,715
Investment profit (loss)[4]				3,053
Service businesses profit (loss)				(18)
Interest expense				(209)
Total pretax profit (loss)				$10,541

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Nine Months Ended September 30, 2024
Net premiums earned	$43,706	$7,949	$0	$51,655
Fees and other revenues	647	127	0	774
Total underwriting revenue	44,353	8,076	0	52,429
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	24,225	4,781	(4)	29,002
Catastrophe losses	2,279	69	0	2,348
Loss adjustment expenses	3,903	824	0	4,727
Total losses and loss adjustment expenses	30,407	5,674	(4)	36,077
Underwriting expenses:
Distribution expenses[2]	5,655	855	0	6,510
Other underwriting expenses[3]	3,468	726	7	4,201
Total underwriting expenses	9,123	1,581	7	10,711
Pretax underwriting profit (loss)	$4,823	$821	$(3)	5,641
Investment profit (loss)[4]				2,339
Service businesses profit (loss)				(25)
Interest expense				(209)
Total pretax profit (loss)				$7,746
1 Includes other underwriting business and run-off operations.
2 Includes policy acquisition costs, agents’ contingent commissions, and advertising costs attributable to our operating segments. A portion of our companywide advertising costs are also attributed to our service businesses.
3 Primarily consists of employee compensation and benefit costs, policyholder credits, and the increase in the allowance for credit loss exposure on our premiums receivable.
4 Calculated as recurring investment income plus total net realized gains (losses) on securities, less investment expenses.

In the tables above, the results for the Personal Lines segment for both the three and nine months ended September 30, 2025, included $950 million of policyholder credit expense, included within other underwriting expenses. During the third quarter 2025, we determined it was probable that our personal auto profit in Florida for the 2023 to 2025 period will exceed the statutory profit limit that a Florida statute imposes on the profit that any insurance group can earn on personal auto insurance over any three-calendar-year period. In such event, we would need to credit any profit, above the limit, to all Florida personal auto policyholders active at December 31, 2025. Further, the accrual represents our current estimate of the profit we will earn on the three-calendar-year period ending December 31, 2025, in excess of the permitted profit limit. The expense is reported in policyholder credit expense on the consolidated statements of comprehensive income and the accrual is included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.
Our management uses underwriting margin and combined ratio as primary measures of underwriting profitability. The underwriting margin is the pretax underwriting profit (loss) expressed as a percentage of net premiums earned. Pretax underwriting profit (loss) is calculated as net premiums earned plus fees and other revenues, less: (i) losses and loss adjustment expenses; (ii) policy acquisition costs; (iii) other underwriting expenses; and (iv) policyholder credit expense. Combined ratio is the complement of the underwriting margin. Fees and other revenues are netted against either loss adjustment expenses or underwriting expenses in the ratio calculations, based on the underlying activity that generated the revenue. Following are the underwriting margins and combined ratios for our underwriting operations for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio
Personal Lines	10.5%	89.5	10.9%	89.1	12.9%	87.1	11.0%	89.0
Commercial Lines	10.8	89.2	11.3	88.7	12.2	87.8	10.3	89.7
Total underwriting operations	10.5	89.5	11.0	89.0	12.7	87.3	10.9	89.1
9. DIVIDENDS
Following is a summary of our common and preferred share dividends that were declared and/or paid during the nine months ended September 30, 2025 and 2024:

(millions — except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Common – Annual-Variable Dividends:
December 2024	January 2025	$4.50	$2,637
December 2023	January 2024	0.75	439

Common – Quarterly Dividends:
August 2025	October 2025	0.10	59
May 2025	July 2025	0.10	58
March 2025	April 2025	0.10	59
December 2024	January 2025	0.10	58
August 2024	October 2024	0.10	59
May 2024	July 2024	0.10	58
March 2024	April 2024	0.10	59
December 2023	January 2024	0.10	59

Preferred Dividends:
January 2024[2]	February 2024	15.688377	8
1 The accrual is based on an estimate of shares outstanding as of the record date and recorded as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets until paid.
2 In February 2024, we redeemed all of our outstanding Serial Preferred Shares, Series B.

10. OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at June 30, 2025	$(128)	$33	$(95)	$(81)	$(13)	$(1)
Other comprehensive income (loss) before reclassifications:
Investment securities	362	(76)	286	286	0	0
Total other comprehensive income (loss) before reclassifications	362	(76)	286	286	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	3	(1)	2	2	0	0
Total reclassification adjustment for amounts realized in net income	3	(1)	2	2	0	0
Total other comprehensive income (loss)	359	(75)	284	284	0	0
Balance at September 30, 2025	$231	$(42)	$189	$203	$(13)	$(1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at June 30, 2024	$(2,180)	$464	$(1,716)	$(1,701)	$(14)	$(1)
Other comprehensive income (loss) before reclassifications:
Investment securities	2,013	(423)	1,590	1,590	0	0
Total other comprehensive income (loss) before reclassifications	2,013	(423)	1,590	1,590	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	36	(7)	29	29	0	0
Total reclassification adjustment for amounts realized in net income	36	(7)	29	29	0	0
Total other comprehensive income (loss)	1,977	(416)	1,561	1,561	0	0
Balance at September 30, 2024	$(203)	$48	$(155)	$(140)	$(14)	$(1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2024	$(1,809)	$386	$(1,423)	$(1,408)	$(14)	$(1)
Other comprehensive income (loss) before reclassifications:
Investment securities	2,028	(426)	1,602	1,602	0	0
Total other comprehensive income (loss) before reclassifications	2,028	(426)	1,602	1,602	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(11)	2	(9)	(9)	0	0
Interest expense	(1)	0	(1)	0	(1)	0
Total reclassification adjustment for amounts realized in net income	(12)	2	(10)	(9)	(1)	0
Total other comprehensive income (loss)	2,040	(428)	1,612	1,611	1	0
Balance at September 30, 2025	$231	$(42)	$189	$203	$(13)	$(1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2023	$(2,053)	$437	$(1,616)	$(1,601)	$(14)	$(1)
Other comprehensive income (loss) before reclassifications:
Investment securities	1,514	(318)	1,196	1,196	0	0
Total other comprehensive income (loss) before reclassifications	1,514	(318)	1,196	1,196	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(336)	71	(265)	(265)	0	0
Total reclassification adjustment for amounts realized in net income	(336)	71	(265)	(265)	0	0
Total other comprehensive income (loss)	1,850	(389)	1,461	1,461	0	0
Balance at September 30, 2024	$(203)	$48	$(155)	$(140)	$(14)	$(1)
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
As of September 30, 2025, lawsuits have been certified or conditionally certified as class/collective actions in cases alleging that: we improperly value total loss claims by applying a negotiation adjustment in Alabama, Arkansas, Colorado, North Carolina, Ohio, and South Carolina; we improperly calculate basic economic loss as it relates to wage loss coverage in New York; and we improperly reduce or deny personal injury protection benefits when medical expenses are paid initially by health insurance in Arkansas. Other insurance companies face many of these same issues. We plan to contest the pending lawsuits vigorously, but may pursue settlement negotiations in some cases, as we deem appropriate.
Lawsuits arising from insurance policies and operations, including, but not limited to, allegations involving claims adjustment and vehicle valuation, may be filed contemporaneously in multiple states. As of September 30,
2025, we are named as defendants in class action lawsuits
pending in multiple states alleging that we improperly
value total loss vehicle physical damage claims through the
application of a negotiation adjustment in calculating such valuations, which includes six states in which classes have been certified, as noted above, and lawsuits styled as putative class actions pending in additional states. These lawsuits, which were filed at different times by different plaintiffs, feature certain similar claims and also include different allegations and are subject to various state laws. While we believe we have meritorious defenses and we are vigorously contesting these lawsuits, an unfavorable result in, or a settlement of, a significant number of these lawsuits could, in aggregation, have a material adverse effect on our financial condition, cash flows, and/or results of operations. Based on information available to us, we determined that losses from these lawsuits are reasonably possible but neither probable nor reasonably estimable, other than for suits for which accruals have been established and are not material, as of September 30, 2025.
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at September 30, 2025 and 2024, or December 31, 2024, and there were no material settlements during 2024 or the first nine months of 2025. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2024 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 1 – Reporting and Accounting Policies and Note 12 – Litigation in our 2024 Annual Report to Shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized strong year-over-year growth in both premiums and policies in force during the third quarter 2025, compared to the same period last year, while maintaining an underwriting profit better than our 4% companywide calendar-year underwriting profit goal.
During the third quarter 2025, we wrote $21.4 billion of companywide net premiums written, which was $1.9 billion, or 10%, more than we generated during the same period last year, with a 14% increase in net premiums earned. Policies in force increased 12%, or by 4.2 million policies, compared to September 30, 2024; with policies in force increasing by 0.8 million in the third quarter 2025. While experiencing this strong growth during the third quarter 2025, we also maintained strong profitability, with an underwriting profit margin of 10.5%.
Our Personal Lines segment experienced year-over-year growth for the third quarter 2025, with net premiums written increasing 12% and policies in force up 13%, over the significant growth of 28% in net premiums written and 15% in policies in force we experienced in the third quarter last year. This growth was primarily driven by our personal auto products and reflects renewal application growth, driven by new applications gained over the last year renewing during the quarter.
In Commercial Lines, we experienced a decrease in net premiums written of 6% for the third quarter 2025, compared to the same period last year, despite experiencing policies in force growth of 6%. The decline in net premiums written was primarily driven by a decrease in transportation network company (TNC) premiums, due to decreases in projected mileage, which is the basis for computing premiums, during the third quarter 2025, compared to increases in projected mileage during the third quarter 2024. To a lesser extent, the net premiums written decline was due to a shift to a greater mix of policies with 6-month terms in our contractor and business auto business market targets (BMT), which have about half the amount of net premiums written as 12-month policies, and to a mix shift to lower average written premium BMTs in our core commercial auto business (which excludes our TNC business, our Progressive Fleet & Specialty Programs (Fleet & Specialty) products, and our business owners’ policy (BOP) product). On a year-to-date basis for the period ended September 30, 2025, net premiums written in our TNC business were flat compared to the same period last year. Excluding TNC, Commercial Lines net premiums written would have decreased 2% for the third quarter 2025, compared to the same period last year.

During the third quarter 2025, on a countrywide basis, we increased personal auto rates less than 1% and increased our personal property rates about 2%, in the aggregate. In our core commercial auto business, we increased rates about 2% in the aggregate during the third quarter 2025.
While we currently continue to believe we are adequately priced in our personal auto products in most states, starting in the first quarter 2025, the U.S. government announced additional tariffs on goods imported into the U.S. from numerous countries, which have, in response, resulted in additional tariffs against the U.S. We regularly model the potential impact tariffs could have on vehicle loss costs, the supply chain, the availability of parts, and general inflation, among other factors, although the dynamic international trade environment currently prevents us from accurately predicting how tariffs will ultimately impact our business over time. While our focus has been on trying to maintain stable rates for customers, effective tariffs and other retaliatory actions will likely result in higher loss costs, which could result in a reduction in profitability and the possible need for higher than currently anticipated rate increases throughout 2025 and 2026. While we expect to continue increasing rates in our personal property and core commercial auto products through the remainder of 2025, we will continue to monitor the impact from tariffs and other potential changes in the regulatory environment as we evaluate the possible need for additional rate increases.
For the third quarter 2025, the $281 million year-over-year increase in net income primarily reflected an almost even increase in both underwriting income and total net investment income, while total comprehensive income decreased $996 million, primarily related to lower net unrealized gains on our fixed-maturity securities in the third quarter 2025. Included in underwriting income for the third quarter 2025 was a $950 million policyholder credit expense related to excess profits earned in Florida.
Since Florida insurance reform was enacted in early 2023, we have seen lower loss costs on certain types of personal auto accident claims and favorable reserve development, and we have experienced strong profitability in our Florida personal auto business. Despite actions to lower rates in the last year, it is probable that our personal auto profit in Florida for the 2023 to 2025 period will exceed the statutory profit limit that a Florida statute imposes on the profit that any insurance group can earn on personal auto insurance over any three-calendar-year period. In such event, we would need to credit any profit above the limit to all Florida personal auto policyholders active at December 31, 2025. As a result, in September 2025, we recorded a $950 million policyholder credit expense, which represents our current estimate of the profit we will earn on the three-calendar-year period ending December 31, 2025, in excess of the permitted profit limit. This liability will continue to be refined through the fourth quarter 2025. See Financial Condition for further information.
At September 30, 2025, total capital (debt plus shareholders’ equity) was $42.3 billion, which was an increase of $9.9 billion from year-end 2024, primarily driven by the $10.0 billion of comprehensive income earned in the first nine months of 2025.
A. Insurance Operations
Our companywide underwriting profit margin was 10.5% during the third quarter 2025, compared to 11.0% during the third quarter 2024. For the third quarter 2025, our loss and loss adjustment expense (LAE) ratio decreased 3.7 points, and our underwriting expense ratio increased 4.2 points, compared to the same period last year. The decrease in the loss and LAE ratio was primarily driven by a decrease in catastrophe losses and by favorable prior accident years reserve development in both Personal Lines and Commercial Lines. The increase in the underwriting expense ratio was primarily driven by the Florida personal auto excess profit policyholder credit, previously discussed, adding 4.6 points to the companywide ratio. Our Personal Lines and Commercial Lines operating segments both generated strong profitability for the third quarter 2025, with margins of 10.5% and 10.8%, respectively. Excluding the Florida personal auto excess profit policyholder credit, the Personal Lines underwriting margin would have been 15.8%.
We closely manage our expenses, monitoring both acquisition expenses and non-acquisition expenses, which we view as an important measure of operational efficiency as we seek to deliver our most competitive rates to consumers. We will continue to advertise to maximize growth as long as the advertising spend is efficient and we remain on track to achieve our calendar-year profitability goal. During the third quarter 2025, our advertising spend was $1.3 billion, which was 10% greater than the third quarter last year, although, due to the growth in net premiums earned, advertising spend contributed 0.2 less points to the underwriting expense ratio in the third quarter 2025, compared to the same period last year.
Our Personal Lines segment is comprised of our personal vehicle and property products. Personal Lines vehicles include both personal auto and special lines products, with the latter typically having higher losses during the warmer weather months, due to the seasonal nature of these products (e.g., recreational vehicles, such as motorcycles, RVs, and watercraft). Our Personal Lines underwriting margin for the third quarter 2025 was 10.5%, with personal vehicle and property products reporting 9.3% and 36.5%, respectively, with Florida excess profit credits reducing the personal vehicles margin by 5.5%. Profitability in our special lines products had minimal impact to our personal vehicle combined ratio during the third quarter 2025. The substantially high underwriting profit margin in our personal property products was primarily driven by favorable development on prior accident year losses and the low level of incurred catastrophe losses during the period.
Our Commercial Lines segment includes our core commercial auto products, TNC business, Fleet & Specialty products, and BOP product. Our total Commercial Lines underwriting profitability for the third quarter 2025 was 10.8%.
For the third quarter 2025, Personal Lines generated strong net premiums written growth of 12%, with the agency and direct personal vehicle businesses and property business growing 9%, 15%, and 5%, respectively, compared to the same period last year. Commercial Lines net premiums written decreased 6% year over year.
Changes in net premiums written are a function of new business applications (i.e., policies sold), business mix, premium per policy, and retention.
Relative to the significant growth we experienced in our personal vehicle products during the third quarter 2024, we experienced a small decrease in total Personal Lines new business applications during the third quarter 2025. Total Personal Lines renewal business applications increased substantially, primarily driven by the significant new business application growth experienced in our personal vehicle products in prior periods. New and renewal personal auto applications decreased 2% and increased 20%, respectively, for the third quarter 2025, compared to the same period in the prior year.
In our personal property business, the strong growth in new applications in our renters policies was offset by declines in our homeowners product, which we define as our total personal property business excluding renters and umbrella products. For the third quarter 2025, the new business applications in our homeowners product decreased just over 35%, compared to the same period last year, with a significant decrease in both the less volatile and more volatile (e.g., coastal and hail-prone states) weather-related states.
During the third quarter 2025, in our personal property business, we continued to focus on improving profitability and reducing exposure in more volatile weather-related markets, and, where permitted, on slowing growth and non-renewing policies. We prioritized insuring lower-risk properties (e.g., new construction, existing homes with newer roofs), accepting new business for our homeowners product only when bundled with a Progressive personal auto policy, where permitted, and continued to exit the non-owner-occupied home market. In addition, we maintained our cost sharing through mandatory wind and hail deductibles and roof depreciation schedules in most markets. We believe these actions adversely impacted new business application growth. We plan to continue certain actions during the remainder of 2025. During the third quarter 2025, we began to take actions in several markets to generate new business growth at the state level based on our concentration risks, product segmentation, rate adequacy, cost sharing execution, and regulatory and market conditions. Some of these actions include expanding agency relationships, lifting certain agency restrictions put in place in 2024, and reopening new business in our direct channel.
The total Commercial Lines net premiums written decreased 6% for the third quarter 2025, compared to the same period in the prior year, primarily driven by our TNC business, reflecting decreases in projected mileage, which is the basis for computing premiums, during the third quarter 2025, compared to increases in projected mileage during the third quarter 2024. In addition, our contractor and business auto BMTs experienced a shift to a greater mix of policies with 6-month terms, compared to the third quarter 2024. As 12-month policies have about twice the amount of net premiums written compared to 6-month policies, the shift negatively impacted average premiums. A mix shift to lower average written premium BMTs also contributed to the decline. Excluding the TNC business, total Commercial Lines net premiums written was down 2% for the third quarter 2025, on a year-over-year basis.
New and renewal business applications in our core commercial auto products decreased 1% and increased 6%, respectively, for the third quarter 2025, compared to the same period last year. The new business application decline was predominately driven by the for-hire transportation BMT, primarily attributable to rate and non-rate actions taken to address profitability challenges and, to a lesser extent, the continued decline in the number of active motor carriers in this BMT. Excluding the impact of this BMT, our core commercial auto new application growth would have been 3% for the third quarter 2025.
For the third quarter 2025, on a year-over-year basis, average written premium per policy decreased 1%, 5%, and 7% in the personal auto, personal property, and core commercial auto products, respectively. In aggregate, we took minimal personal auto rate increases during the third quarter 2025. The decrease in personal property average written premium per policy was due to a shift in the mix of business to more renters policies, which have lower average written premiums, and our continued focus on slowing growth in more volatile weather-related markets, which generally have higher risk and, therefore, higher average premiums per policy. These mix shifts in our personal property business were partially offset by aggregate rate increases of 11% taken over the last 12 months and higher premium coverages reflecting increased property values.
The decrease in average written premium per policy in our core commercial auto products was due to a shift in the mix of business, primarily driven by decreased demand in our for-hire transportation BMT, as well as a shift in policy term towards more 6-month policies in our contractor and business auto BMTs. This decrease was partially offset by rate increases of about 6%, in the aggregate, over the trailing 12 months. Given that our personal property and commercial auto policies are predominately written for 12-month terms, rate actions take longer to earn into premium for these products.
We will continue to monitor the factors that could impact our loss costs for both segments, which may include tariffs, as previously discussed, new and used car prices, miles driven, driving patterns, loss severity, weather events, building materials, construction costs, inflation, and other factors, on a state-by-state basis.
We believe a key element in improving the accuracy of our personal auto rating is Snapshot®, our usage-based insurance offering. For the third quarter 2025, the personal auto adoption rates for consumers enrolling in the program decreased 1% in agency and increased 6% in direct, compared to the same period last year. Snapshot is available in all states, other than California, and our latest segmentation model was available in states that represented 78% of our countrywide personal auto net premiums written (excluding California) on a trailing 12-month basis at quarter end. We continue to invest in our mobile application, with the majority of new enrollments choosing mobile devices for Snapshot monitoring.
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
In personal auto, we evaluate personal auto retention using a trailing 12-month and a trailing 3-month policy life expectancy. Although the latter can reflect more volatility and is more sensitive to seasonality, we believe this measure is more responsive to current experience and may be an indicator for the future trend of our 12-month measure. Our trailing 12-month total personal auto policy life expectancy was down 6% year over year for the third quarter 2025. On a trailing 3-month basis, our personal auto policy life expectancy was down 7% for the third quarter 2025, compared to the same period last year, which we believe is primarily due to increased shopping and competition in the marketplace, and due to a shift in our mix of business. Due, in part, to the efforts of our customer preservation team, during the period we saw an increase in existing customers who went through our new customer quote process to either modify existing coverage or to find a lower rate. As a result, some of these customers replaced their existing policies with new Progressive policies, which negatively impacted policy life expectancy but retained the customer.
Our trailing 12-month policy life expectancy was down 15% for our personal property products year over year for the third quarter 2025. We believe our personal property retention decreased primarily as a result of a mix shift to more renters policies.
For our core commercial auto products, our trailing 12-month policy life expectancy increased 11%, compared to the prior year, which we believe is due to the moderation of our rate increases, compared to competitor rate increases, our improving competitiveness in the marketplace, and various initiatives to help with improving policy life expectancy such as payment and renewal reminders. The increase in the core commercial auto policy life expectancy was across all BMTs, except in for-hire specialty.
B. Investments
The fair value of our investment portfolio was $94.5 billion at September 30, 2025, compared to $80.3 billion at December 31, 2024. The increase from year-end 2024 reflected positive cash flows from insurance operations and investment returns, partially offset by the payment of our annual variable common share dividend.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At September 30, 2025 and December 31, 2024, 5% and 6%, respectively, of our portfolio was allocated to Group I securities with the remainder to Group II securities.
Our recurring investment income generated a pretax book yield of 4.2% for the third quarter 2025, compared to 4.0% for the same period in 2024. The increase from the prior year primarily reflected investing new cash from insurance operations, and proceeds from maturing bonds, in higher coupon rate securities. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.7% and 4.0% for the third quarter 2025 and 2024, respectively. Our fixed-income and common stock portfolios had FTE total returns of 1.5% and 8.1%, respectively, for the third quarter 2025, compared to 3.9% and 5.8%, respectively, last year. The decrease in the fixed-income portfolio FTE total return primarily reflected movements in U.S. Treasury yields year-over-year. The increase in the common stock portfolio FTE total return reflected general market conditions.
At September 30, 2025 and 2024, and December 31, 2024, the fixed-income portfolio had a weighted average credit quality of AA-. At September 30, 2025, the fixed-income portfolio duration was 3.4 years, compared to 3.3 years at September 30, 2024 and December 31, 2024. During 2025, we increased our duration to take advantage of higher yields in the market.
At September 30, 2025, we continued to maintain a relatively conservative investment portfolio with a greater allocation to cash and treasuries. We believe that this portfolio allocation positions us well to benefit from the continuing dynamic market environment. We believe the investment portfolio is in a very strong position as we move into the fourth quarter of 2025.
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
Operations generated positive cash flows of $14.4 billion and $12.1 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase in operating cash flow for the first nine months of 2025, compared to the same period last year, was primarily driven by the growth in profit from our underwriting operations. We believe cash flows will remain positive in the foreseeable future and do not expect we will need to raise capital to support our operations in that timeframe, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
As of September 30, 2025, we held $52.9 billion in short-term investments and U.S. Treasury securities, which represented about 56% of our total portfolio at quarter end. Based on our portfolio allocation and investment strategies, we believe that we have sufficient readily available marketable securities to cover our claim payments and short-term obligations in the event our cash flows from operations were to be negative. See Item 1A, Risk Factors in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2024 (our 2024 Form 10-K), for a discussion of certain matters that may affect our portfolio and capital position.
Our total capital (debt plus shareholders’ equity) was $42.3 billion, based on book value, at September 30, 2025, compared to $34.1 billion at September 30, 2024, and $32.5 billion at December 31, 2024. The increase from year-end 2024, primarily reflects the comprehensive income recognized during the first nine months of 2025. Our debt-to-total capital ratio was 16.3% at September 30, 2025, 20.2% at September 30, 2024, and 21.2% at December 31, 2024. Our debt-to-total capital ratios were consistent with our financial policy of maintaining a ratio of less than 30%.
None of the covenants on our existing debt securities include rating or credit triggers that would require an adjustment of interest rate or an acceleration of principal payments in the event that our debt securities are downgraded by a rating agency. During the second quarter 2025, we renewed the unsecured discretionary line of credit with PNC Bank, National Association, in the maximum principal amount of $300 million. We did not engage in short-term borrowings, including any borrowings under the line of credit, to fund our operations or for liquidity purposes during the reported periods.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, investment losses, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
During the first nine months of 2025, we returned capital to shareholders primarily through common share dividends and common share repurchases. Our Board of Directors declared a $0.10 per common share dividend in each of the first three quarters of 2025. These quarterly common share dividends, which were $59 million, $58 million, and $59 million, in the aggregate, were paid in April 2025, July 2025, and October 2025, respectively. In January 2025, we also paid a common share dividend declared in the fourth quarter 2024, in the aggregate amount of $2.7 billion, or $4.60 per share (see Note 9 – Dividends for further discussion).
Pursuant to our financial policies, we repurchase common shares to neutralize dilution from equity-based compensation granted during the year and opportunistically when we believe our shares are trading below our determination of long-term fair value. During the first nine months of 2025, we repurchased 0.4 million common shares, at a total cost of $107 million, including 0.1 million shares in the third quarter 2025, both in the open market and to satisfy tax withholding obligations in connection with the vesting of equity awards under our employee equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our overall capital position, the capital strength of our subsidiaries, and the potential capital needs of our business.
At September 30, 2025, we had $4.9 billion in a consolidated, non-insurance subsidiary of the holding company that can be used to fund corporate obligations and provide additional capital to the insurance subsidiaries to fund potential future growth and other opportunities. As of September 30, 2025, our estimated consolidated statutory surplus was $33.7 billion.
Insurance departments establish and monitor compliance with capital and surplus requirements. One prominent ratio monitored by regulators is the amount of net premiums written as a ratio of surplus. Although the ratio of written premiums to surplus that the regulators will allow is a function of a number of factors (including applicable laws, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write historically have been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1 for property and casualty insurance, which is generally the maximum target for our vehicle businesses; however, two states have permitted us to target a premiums-to-surplus ratio for our vehicle businesses to a maximum ratio of 3.5 to 1 based on our strong financial condition. This approval reduces the amount of capital we may need to hold at our applicable insurance subsidiaries relative to premium, subject to the other factors previously mentioned. For 2024, these subsidiaries represented 90% of our companywide total net premiums written. The pace and extent to which we move to this ratio is yet to be determined. We have previously announced our intention to pay a dividend on our common shares on a quarterly basis and to consider paying a variable dividend on at least an annual basis. The Board of Directors declares any applicable dividend and may consider, among other factors, changes in our performance or available capital, or other potential uses for our capital as part of this action.
During the first nine months of 2025, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2024 Annual Report to Shareholders. There have not been any material changes in off-balance-sheet leverage, which includes purchase obligations, from those discussed in our 2024 Annual Report to Shareholders.
On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (the Act) was signed into law by the President of the United States. The Act contains numerous tax provisions applicable to corporations. These provisions will not have a material adverse effect on our financial condition or results of operations.
Since Florida insurance reform was enacted in early 2023, we have seen lower loss costs on certain types of personal auto accident claims and favorable reserve development, and we have experienced strong profitability in our Florida personal auto business. In response to these trends, we have lowered Florida personal auto rates twice in the last year. Despite these actions, it is probable that our personal auto profit in Florida for the 2023 to 2025 period will exceed the statutory profit limit that a Florida statute imposes on the profit that any insurance group can earn on personal auto insurance over any three-calendar-year period. In such event, we would need to credit any profit above the limit to all Florida personal auto policyholders active at December 31, 2025. As a result, in September 2025, we recorded a $950 million policyholder credit expense, which represents our current estimate of the profit we will earn on the three-calendar-year period ending December 31, 2025, in excess of the permitted profit limit. The estimated liability will continue to be refined through the end of the fourth quarter 2025, given the continuing exposure to potential significant storm activity through the Atlantic hurricane season, which continues into late November 2025, and the other factors that impact reserve development through the first quarter 2026 on losses for applicable accident years. See Item 1A, Risk Factors in our 2024 Form 10-K, for a description of other factors that may impact our ability to establish accurate loss reserves. In early 2026, we expect to provide credits to policyholders active at December 31, 2025. As of September 30, 2025, we had approximately 2.7 million personal auto policyholders active in Florida.
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
Our Commercial Lines segment writes auto-related liability and physical damage insurance, business-related general liability and commercial property insurance predominantly for small businesses, and workers’ compensation insurance primarily for the transportation industry and includes our core commercial auto products, TNC business, Fleet & Specialty products, and BOP product. Of our total Commercial Lines segment, our core commercial auto products represented about 80% of net premiums written and our TNC business represented about 15%, both on a trailing 12-month basis, as of the end of the third quarter 2025. Therefore, much of the following discussion focuses only on our core commercial auto products.
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Personal Lines
Vehicles
Agency	36%	37%	36%	36%
Direct	50	47	47	45
Property	4	4	4	4
Total Personal Lines	90	88	87	85
Commercial Lines	10	12	13	15
Total underwriting operations	100%	100%	100%	100%
Within our Personal Lines segment, we often categorize our personal auto product policyholders into four consumer segments:
•Sam - inconsistently insured;
•Diane - consistently insured and maybe a renter;
•Wrights - homeowners who do not bundle auto and home; and
•Robinsons - homeowners who bundle auto and home.
While our personal auto policies primarily have 6-month terms, to promote bundled personal auto and property growth, we write 12-month personal auto policies in our Platinum agencies. At September 30, 2025 and 2024, 11% and 13%, respectively, of our agency personal auto policies in force were 12-month policies. To the extent our agency application mix of annual personal auto policies changes, the shift in policy term could impact our average premiums written in the agency channel, as 12-month policies have about twice the amount of net premiums written compared to 6-month policies.
Our special lines and personal property products are written for 12-month terms. About 55% and 70%, respectively, of our special lines products and personal property business net premiums written during the third quarter 2025 was generated through the independent agency channel, with the balance through the direct channel.

Within our Commercial Lines segment, our core commercial auto business operates in the following five traditional business market targets (BMT):
•for-hire specialty;
•for-hire transportation;
•tow;
•contractor; and
•business auto.
At September 30, 2025, about 85% of Commercial Lines policies in force had 12-month terms. The majority of our Commercial Lines business is written through the independent agency channel, although we continue to focus on growing our direct business, with about 10% of our core commercial auto premiums written through the direct channel.
B. Profitability
Profitability, for our underwriting operations, is defined by pretax underwriting profit or loss, which is calculated as net premiums earned plus fees and other revenues less losses and loss adjustment expenses, policy acquisition costs, other underwriting expenses, and policyholder credit expense. We also use underwriting margin, which is underwriting profit or loss expressed as a percentage of net premiums earned, to analyze our results. For the respective periods, our underwriting profitability results were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Vehicles
Agency[1]	$873	11.7%	$870	13.1%	$3,279	15.0%	$2,609	14.0%
Direct[1]	737	7.5	665	8.1	2,935	10.4	2,491	10.9
Property	288	36.5	164	21.5	515	22.0	(277)	(12.5)
Total Personal Lines	1,898	10.5	1,699	10.9	6,729	12.9	4,823	11.0
Commercial Lines	298	10.8	308	11.3	1,000	12.2	821	10.3
Other indemnity[2]	(6)	NM	(2)	NM	(14)	NM	(3)	NM
Total underwriting operations	$2,190	10.5%	$2,005	11.0%	$7,715	12.7%	$5,641	10.9%
1 Included in the underwriting profit of the personal vehicles agency business and the personal vehicles direct business is $436 million and $514 million, respectively, of expense related to Florida personal auto policyholder credits for both the three and nine months ended September 30, 2025.
2 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
The decrease in our underwriting profit margin on a year-over-year basis for the third quarter 2025 was due, in part, to the $950 million Florida excess profit policyholder credit expense recorded during the quarter. Excluding the effect of the policyholder credit, third quarter 2025 underwriting profit would have been 4.1 points higher than the same period last year, driven by a decrease in the loss and LAE ratio, which is attributable to lower incurred catastrophe losses and favorable development on prior accident year losses.

The increase in our underwriting profit margin, on a year-over-year basis, for the nine months ended September 30, 2025, was also driven by the same factors.
See the Losses and Loss Adjustment Expenses (LAE) section below for further discussion of our catastrophe losses, auto frequency and severity trends, and reserve development recognized during the periods and the Underwriting Expenses section for further discussion of our advertising and non-acquisition expenses.

Further underwriting results for our Personal Lines business, Commercial Lines business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Performance[1]	2025	2024	Change	2025	2024	Change
Personal Lines
Vehicles
Agency
Loss & loss adjustment expense ratio	63.7	67.9	(4.2)	64.7	67.6	(2.9)
Underwriting expense ratio[2]	24.6	19.0	5.6	20.3	18.4	1.9
Combined ratio[2]	88.3	86.9	1.4	85.0	86.0	(1.0)
Direct
Loss & loss adjustment expense ratio	66.4	69.9	(3.5)	67.3	69.7	(2.4)
Underwriting expense ratio[2]	26.1	22.0	4.1	22.3	19.4	2.9
Combined ratio[2]	92.5	91.9	0.6	89.6	89.1	0.5
Property
Loss & loss adjustment expense ratio	33.8	48.6	(14.8)	48.8	83.3	(34.5)
Underwriting expense ratio	29.7	29.9	(0.2)	29.2	29.2	0
Combined ratio	63.5	78.5	(15.0)	78.0	112.5	(34.5)
Total Personal Lines
Loss & loss adjustment expense ratio	63.9	68.0	(4.1)	65.3	69.5	(4.2)
Underwriting expense ratio[2]	25.6	21.1	4.5	21.8	19.5	2.3
Combined ratio[2]	89.5	89.1	0.4	87.1	89.0	(1.9)
Commercial Lines
Loss & loss adjustment expense ratio	67.6	69.3	(1.7)	67.3	70.4	(3.1)
Underwriting expense ratio	21.6	19.4	2.2	20.5	19.3	1.2
Combined ratio	89.2	88.7	0.5	87.8	89.7	(1.9)
Total Underwriting Operations
Loss & loss adjustment expense ratio	64.4	68.1	(3.7)	65.7	69.7	(4.0)
Underwriting expense ratio	25.1	20.9	4.2	21.6	19.4	2.2
Combined ratio	89.5	89.0	0.5	87.3	89.1	(1.8)
Accident year – Loss & loss adjustment expense ratio[3]	66.6	68.8	(2.2)	67.5	70.1	(2.6)
1 Ratios are expressed as a percentage of net premiums earned. Fees and other revenues are netted against either loss adjustment expenses or underwriting expenses in the ratio calculations, based on the underlying activity that generated the revenue.
2 Included in both the underwriting expense and the combined ratios for the personal vehicles agency business are 5.8 points for the third quarter 2025, and 2.0 points for the nine months ended September 30, 2025, of expense related to the Florida personal auto policyholder credit. Included in both the underwriting expense and the combined ratios for the personal vehicles direct business are 5.2 points for the third quarter 2025, and 1.8 points for the nine months ended September 30, 2025, of policyholder credit expense. Excluding the policyholder credit, the total Personal Lines underwriting expense and combined ratios would have been 5.3 points lower for the third quarter 2025, and 1.8 points lower for the nine months ended September 30, 2025.
3 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2025	2024	2025	2024
Change in net loss and LAE reserves	$1,038	$1,425	$3,722	$3,915
Paid losses and LAE	12,407	11,085	36,132	32,162
Total incurred losses and LAE	$13,445	$12,510	$39,854	$36,077
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
Our total loss and LAE ratio decreased 3.7 points and 4.0 points, for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods, primarily due to a decrease in catastrophe losses and to favorable prior accident years reserve development. On an accident year basis, our loss and LAE ratio was 2.2 points and 2.6 points lower for the third quarter and first nine months of 2025, respectively, compared to the same periods last year.
The following table shows our consolidated catastrophe losses and related combined ratio point impact, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
($ in millions)	$	Point[1]	$	Point[1]	$	Point[1]	$	Point[1]
Personal Lines
Vehicles	$198	1.1	$641	4.3	$1,029	2.1	$1,528	3.7
Property	9	1.1	57	7.5	320	13.7	751	34.0
Total Personal Lines	207	1.1	698	4.5	1,349	2.6	2,279	5.2
Commercial Lines	12	0.4	34	1.2	36	0.4	69	0.9
Total net catastrophe losses incurred	$219	1.1	$732	4.0	$1,385	2.3	$2,348	4.5
1 Represents catastrophe losses incurred during the period, including the impact of reinsurance, as a percent of net premiums earned for each segment.
Changes in our estimate of our ultimate losses on catastrophes currently reserved, along with potential future catastrophes, could have a material impact on our financial condition, cash flows, or results of operations. We reinsure various risks including, but not limited to, catastrophic losses. We do not have catastrophe-specific reinsurance for our personal auto, special lines, or core commercial auto businesses. For the personal property business and certain BOP product coverages, reinsurance programs include catastrophe per occurrence excess of loss contracts and aggregate excess of loss contracts. We also purchase excess of loss reinsurance on our workers’ compensation insurance and our higher-limit commercial auto liability product offered by our Fleet & Specialty business and on certain BOP product coverages.
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
While the total coverage limit and per-event retention will evolve to fit the growth of our business, we expect to remain a consistent purchaser of reinsurance coverage. While the availability of reinsurance is subject to many forces outside of our control, the types of reinsurance that we elected to purchase during the first nine months of 2025 were readily available and competitively priced. On a year-over-year basis, we did not incur a material change in the aggregate costs of our reinsurance programs. See Item 1A, Risk Factors in our 2024 Form 10-K for a discussion of certain risks related to catastrophe events. See Item 1, Business – Reinsurance in our 2024 Form 10-K for a discussion of our various reinsurance programs.
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
On a calendar-year basis, the change in total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) over the prior-year period, was as follows:

	Quarter	Year-to-date
Coverage Type	2025	2025
Bodily injury	11%	10%
Collision	2	3
Personal injury protection	(1)	(4)
Property damage	7	4
Total	7	6
The year-over-year increases in total severity was predominantly driven by increased bodily injury coverage reserves, compared to the same periods last year, due to higher medical costs and a higher rate of plaintiff-attorney represented injury claims.
To address inherent seasonality trends and lessen the effects of month-to-month variability in the commercial auto products, we use a trailing 12-month period in assessing severity. Since the loss patterns in the core commercial auto products are not indicative of our other commercial auto products (i.e., TNC and Fleet & Specialty businesses), disclosing severity and frequency trends excluding those businesses is more representative of our overall experience for the majority of our commercial products. As of the end of the third quarter 2025, our core commercial auto products’ trailing 12-month incurred severity increased 7%, compared to the same period last year, in part, due to increased medical costs.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as tariffs, general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.
The change in total personal auto incurred frequency, on a calendar-year basis, over the prior-year period, was as follows:

	Quarter	Year-to-date
Coverage Type	2025	2025
Bodily injury	(1)%	0%
Collision	(5)	(6)
Personal injury protection	(3)	(3)
Property damage	0	(1)
Total	(2)	(3)
The year-over-year decrease in frequency during the three and nine months ended September 30, 2025, in part, reflects a shift in the mix of business to a more preferred tier of customers (i.e., Wrights and Robinsons).
On a trailing 12-month basis, our core commercial auto products’ incurred frequency decreased 9% as of the end of the third quarter 2025, we believe, in part, due to a shift in the mix of business and lower vehicle miles traveled, compared to the same period last year.
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

The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2025		2024		2025		2024
Actuarial Adjustments
Reserve decrease (increase)
Prior accident years	$156		$(113)		$254		$(232)
Current accident year	137		400		191		416
Calendar-year actuarial adjustments	$293		$287		$445		$184
Prior Accident Years Development
Favorable (unfavorable)
Actuarial adjustments	$156		$(113)		$254		$(232)
All other development	305		249		814		431
Total development	$461		$136		$1,068		$199
(Increase) decrease to calendar-year combined ratio	2.2	pts.	0.7	pts.	1.8	pts.	0.4	pts.
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
As reflected in the table above, we experienced favorable prior accident years development during the first nine months of 2025 and 2024. The favorable development during the first nine months of 2025 was, in part, due to lower than anticipated severity and frequency in Florida, lower than anticipated litigation defense costs across most states, and lower than anticipated personal auto payments related to reopened property damage claims that were previously closed.
See Note 6 – Loss and Loss Adjustment Expense Reserves to the consolidated financial statements for a more detailed discussion of our prior accident years reserve development and Critical Accounting Policies in our 2024 Annual Report to Shareholders for discussion of the application of estimates and assumptions in the establishment of our loss reserves.
Underwriting Expenses
Underwriting expenses include policy acquisition costs, other underwriting expenses, and policyholder credit expense. The underwriting expense ratio is our underwriting expenses, net of certain fees and other revenues, expressed as a percentage of net premiums earned. For the third quarter and first nine months of 2025, our underwriting expense ratio was up 4.2 points and 2.2 points, respectively, compared to the same periods last year. The increase for both periods was primarily attributable to the $950 million of Florida policyholder credit expense recorded in the third quarter 2025, and accounted for 4.6 and 1.6 points for the three and nine months ended September 30, 2025, respectively.
During the third quarter and nine months ended September 30, 2025, our advertising spend was $1.3 billion and $3.8 billion, respectively, which was 10% and 36% greater than the same periods last year. As a result of the increase in net premiums earned during the periods, advertising spend contributed 0.2 less points to the underwriting expense ratio in the third quarter 2025, and 0.9 more points to the underwriting expense ratio for the nine months ended September 30, 2025, compared to the same periods last year.
We invested heavily in advertising during the first nine months of the year to capture consumer shopping, and will continue to advertise to maximize growth, as long as we remain on track to achieve our profitability goal and can acquire customers at or below our target acquisition cost.
To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to policy acquisition (e.g., advertising and agency commissions) from our underwriting expense ratio. By excluding acquisition costs from our underwriting expense ratio, we are able to understand costs other than those necessary to acquire new policies and grow the business.
For the third quarter 2025, our NAER increased 0.1 points, 0.6 points, and 1.7 points in our personal vehicle (excluding policyholder credit expense), personal property, and core commercial auto businesses, respectively, compared to the same period last year. On a year-to-date basis, our NAER decreased 0.1 points in our personal vehicle business (excluding policyholder expense), and increased 0.8 points in both our personal property and core commercial auto businesses. We remain committed to efficiently managing operational non-acquisition expenses.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2025	2024	% Growth	2025	2024	% Growth
Net Premiums Written
Personal Lines
Vehicles
Agency	$7,724	$7,104	9%	$22,678	$20,237	12%
Direct	10,600	9,185	15	30,054	25,095	20
Property	824	788	5	2,402	2,352	2
Total Personal Lines	19,148	17,077	12	55,134	47,684	16
Commercial Lines	2,234	2,378	(6)	8,530	8,634	(1)
Other indemnity[1]	2	0	NM	2	1	NM
Total underwriting operations	$21,384	$19,455	10%	$63,666	$56,319	13%
Net Premiums Earned
Personal Lines
Vehicles
Agency	$7,480	$6,628	13%	$21,808	$18,699	17%
Direct	9,819	8,180	20	28,193	22,796	24
Property	790	762	4	2,342	2,211	6
Total Personal Lines	18,089	15,570	16	52,343	43,706	20
Commercial Lines	2,760	2,727	1	8,224	7,949	3
Other indemnity[1]	0	0	NM	1	0	NM
Total underwriting operations	$20,849	$18,297	14%	$60,568	$51,655	17%
NM = Not meaningful
[1] Includes other underwriting business and run-off operations.

				September 30,
(# in thousands)				2025	2024	% Growth
Policies in Force
Personal Lines
Agency - auto				10,630	9,415	13%
Direct - auto				15,619	13,388	17
Special lines				6,980	6,475	8
Property				3,651	3,460	6
Total Personal Lines				36,880	32,738	13
Commercial Lines				1,198	1,131	6
Companywide total				38,078	33,869	12%
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments. Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth.

D. Personal Lines
Our Personal Lines business offers personal vehicle (personal auto and special lines) and residential property insurance products to consumers, with the operating goal of optimizing the number of insured products within our policyholders’ households. In our discussion below, we report our personal auto and personal property business results separately as components of our Personal Lines segment to provide a further understanding of our products. Our personal auto business discussions are further separated between the agency and direct distribution channels. For the three months ended September 30, 2025, 41% of our personal auto business was written through the agency channel and 59% was written through the direct channel. For the third quarter 2025, consumer segment results varied by channel, as discussed below, and our total personal auto business experienced overall growth in policies in force, while new business applications, quotes, and conversion were down, compared to the same period last year. Personal auto new business applications, quotes, and conversion increased on a year-over-year basis, for the nine months ended September 30, 2025.
Personal Auto - Agency
The year-over-year changes in our personal auto agency business were as follows:

	Quarter		Year-to-date
	2025	2024	2025	2024
Applications
New	(5)%	98%	9%	22%
Renewal	19	7	18	8
Total	13	20	16	11
Written premium per policy
New	(5)	10	(5)	6
Renewal	(4)	6	(2)	12
Total	(4)	5	(3)	11
Policy life expectancy
Trailing 3 months	(7)	0
Trailing 12 months	(5)	8
The personal auto agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the third quarter 2025, we generated new agency personal auto application growth in 20 states and the District of Columbia, including four of our top 10 largest agency states.
Compared to the same period in the prior year, the decrease in new applications during the third quarter 2025 was primarily driven by substantial declines for both Wrights and Robinsons, with a slight decline for Dianes, which was partially offset by a single-digit increase in Sams. For the first nine months of 2025, compared to the same period in the prior year, all consumer segments experienced an increase in new application growth, except for Robinsons who experienced a significant decline. Year-over-year policies in force growth at the end of the third quarter
2025, was strong in all consumer segments except Robinsons, which saw a small increase due to restrictions on new homeowner applications.
For the third quarter and the nine months ended September 30, 2025, on a year-over-year basis, we experienced an increase in agency auto quote volume of 2% and 8%, respectively, with a rate of conversion (i.e., converting a quote to a sale) decrease of 6% for the quarter, with flat conversion on a year-to-date basis. For the third quarter 2025, Sams and Dianes experienced an increase in quote volume, compared to the same period in the prior year, while Wrights and Robinsons saw a single-digit decline. On a year-over-year basis for the first nine months of 2025, all consumer segments experienced an increase in quote volume except Robinsons, who saw a moderate decline. All consumer segments experienced a decrease in conversion for the third quarter 2025, with conversion declines in Wrights and Robinsons for the first nine months of 2025, compared to the same periods last year.
The decline in new applications, quotes, and conversion for Robinsons, compared to the prior year periods, was due to several initiatives implemented in our personal property business that were focused on improving profitability, as discussed in the Personal Property section below. These initiatives, which began during the last half of 2024, focused primarily on home and condo coverages and impacted growth in bundled personal auto and homeowners policies.
Our personal auto rates were relatively stable during the quarter. The decrease in written premium per policy for new and renewal personal auto agency business for the third quarter and first nine months of 2025, compared to the same periods last year, was, in part, attributable to rate decreases in certain markets, including Florida, and a shift in the mix of business, including a shift to a higher percentage of 6-month policies, which have about half of the amount of net premiums written as policies with 12-month terms.
Our trailing 3- and 12-month policy life expectancy in the agency auto business experienced a decrease at the end of the third quarter 2025, on a year-over-year basis, which we believe is primarily driven by policy replacements due to increased consumer shopping and price sensitivity. As previously discussed, due, in part, to the efforts of our customer preservation team, during the period we saw an increase in existing customers who went through our new customer quote process to either modify existing coverage or to find a lower rate. As a result, some of these customers replaced their existing policies with new Progressive policies, which negatively impacted policy life expectancy, but retained the customer.

Personal Auto - Direct
The year-over-year changes in our personal auto direct business were as follows:

	Quarter		Year-to-date
	2025	2024	2025	2024
Applications
New	0%	117%	13%	41%
Renewal	21	10	22	10
Total	15	27	20	17
Written premium per policy
New	3	13	3	11
Renewal	0	5	1	10
Total	1	5	1	9
Policy life expectancy
Trailing 3 months	(7)	(9)
Trailing 12 months	(6)	(6)
The personal auto direct business includes business written directly by Progressive online or by phone. During the third quarter 2025, we generated new direct personal auto application growth in 27 states and the District of Columbia, including six of our top 10 largest direct states. Compared to the same periods in the prior year, all consumer segments experienced a decline in new applications, except Sams, who experienced moderate growth for the third quarter 2025, with all four consumer segments experiencing growth for the first nine months of 2025. Policies in force grew between 15% and 19% in each consumer segment, compared to the same period last year.
For the third quarter and first nine months of 2025, direct personal auto quote volume decreased 4% and increased 6%, respectively, with a rate of conversion increase of 4% and 6%, compared to the same periods last year, primarily driven by increased advertising spend and our competitiveness in the marketplace. For the third quarter 2025, all consumer segments experienced a decline in quote volume, except Robinsons, who experienced a slight increase, with all consumer segments experiencing quote volume growth for the first nine months of 2025, compared to the same periods last year. For the third quarter and first nine months of 2025, all consumer segments experienced an increase in conversion, except for Robinsons, who experienced a slight decline in both periods, compared to the same periods in the prior year.
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
Our personal auto rates were relatively stable during the quarter, resulting in relatively steady written premium per policy for the third quarter and first nine months of 2025, compared to the same periods last year.
Our trailing 3- and 12-month policy life expectancy in the direct auto business experienced a decrease at the end of the third quarter 2025, on a year-over-year basis, which we believe is primarily due to increased shopping and price sensitivity where we saw an increase in the number of existing customers who went through our new customer quote process to either modify existing coverage or to find a lower rate. As a result, some of these customers replaced their existing policies with new Progressive policies, which negatively impacted policy life expectancy, but retained the customer.
Personal Property
The year-over-year changes in our personal property business were as follows:

	Quarter		Year-to-date
	2025	2024	2025	2024
Applications
New	(4)%	42%	(5)%	36%
Renewal	13	3	13	5
Total	7	15	6	15
Written premium per policy
New	(16)	(22)	(31)	(11)
Renewal	(6)	1	(4)	3
Total	(5)	(9)	(7)	(4)
Policy life expectancy Trailing 12 months	(15)	(6)
Our personal property business writes residential property insurance for homeowners and renters, umbrella, and flood insurance through the “Write Your Own” program for the National Flood Insurance Program. Our personal property business insurance is written in the agency and direct channels.
In addition to reducing our geographic footprint in more volatile weather-related markets (e.g., coastal and hail-prone states), we continued to focus on achieving profitability goals in markets that are less susceptible to catastrophes for our homeowners product, which we define as our total personal property business excluding renters and umbrella products. In the growth-oriented states, homeowners product policies in force increased 2% on a year-over-year basis as of September 30, 2025. Policies in force decreased 15% in the volatile weather states as of the end of the third quarter 2025, compared to the same period in the prior year.
We believe actions taken to address profitability adversely impacted new business application growth. During the first nine months of 2025, we continued several initiatives, including: (i) prioritizing insuring lower-risk properties (e.g., new construction, existing homes with newer roofs); (ii) having underwriting restrictions in place in most states, to only accept new homeowners product business when the property policy is bundled with a Progressive personal auto policy, where permitted; (iii) restricting new business and non-renewing policies that provide coverage for non-owner-occupied properties (e.g., short-term vacation rental, secondary residence, etc.) in the majority of states; and, (iv) expanding our cost sharing with policyholders through mandatory wind and hail deductibles and roof depreciation schedules in markets where permitted. During the third quarter 2025, we began to take actions in certain states to generate new business growth at the state level based on our concentration risks, product segmentation, rate adequacy, cost sharing execution, and regulatory and market conditions. Some of these actions include expanding agency relationships and reopening new business in certain agency and direct channel markets.
Our written premium per policy decreased on a year-over-year basis for the third quarter and first nine months of 2025, primarily attributable to a shift in the mix of business to more renters policies, which have lower average written premiums, and a decline in homeowners policies in force in both volatile weather-related markets and non-owner-occupied properties, which both have higher average premiums. The effect of these declines were partially offset by rate increases taken during the last 12 months and higher premium coverages reflecting increased property values. During the third quarter 2025, we increased rates, in aggregate, about 2% in our personal property business, bringing the year-to-date aggregate rate increase to 8%. We intend to continue to make targeted rate increases in states where we are not achieving our profitability goals.
The policy life expectancy in our personal property business shortened as of the end of the third quarter 2025, compared to the same period last year, which we believe is primarily driven by a shift in the mix of business to more renters policies.
E. Commercial Lines
The following table and discussion focuses on our core commercial auto products, which accounted for about 80% of our Commercial Lines segment net premiums written on a trailing 12-month basis, as of the end of the third quarter 2025. Year-over-year changes in our core commercial auto products were as follows:

	Quarter		Year-to-date
	2025	2024	2025	2024
Applications
New	(1)%	11%	4%	6%
Renewal	6	2	5	1
Total	4	5	5	3
Written premium per policy
New	(6)	(3)	(7)	1
Renewal	(7)	5	(6)	11
Total	(7)	2	(6)	7
Policy life expectancy Trailing 12 months	11	(20)
For the third quarter and first nine months of 2025, on a year-over-year basis, core commercial auto new application growth was positive in all BMTs, except for-hire transportation, which was impacted by rate and non-rate actions taken to address profitability challenges and, to a lesser extent, the continued decline in the number of active motor carriers in this BMT. Policies in force grew in all of our BMTs, except in the for-hire transportation and for-hire specialty BMTs, compared to the same period in the prior year. For the third quarter 2025, quote volume and the rate of conversion increased about 4% and decreased about 5%, respectively, in our core commercial auto products, compared to the same period in the prior year. On a year-over-year basis for the first nine months of 2025, quote volume increased 4%, while conversion was flat.
The effect the previously discussed rate increases had on written premium per policy for our core commercial auto business was offset by a shift in the mix of business, primarily driven by decreased demand for products in our for-hire transportation BMT. Written premium per policy was also impacted by a shift to a greater mix of policies with 6-month terms in our contractor and business auto BMTs, which have about half the amount of net premiums written as 12-month policies. During the third quarter 2025, we increased rates, in aggregate, about 2% in our core commercial auto products, bringing the year-to-date aggregate rate increase to 6%. We will continue to evaluate our rate need and adjust rates as we deem necessary.
Our policy life expectancy increased in all BMTs, except in for-hire specialty, as of the end of the third quarter 2025, compared to the same period last year. As of the end of the third quarter 2025, policy life expectancy has experienced sequential month-over-month improvement since the end of the third quarter 2024. We believe this improvement is due to the moderation of our rate increases, compared to competitor rate increases, and various initiatives, such as payment and renewal reminders.

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
The following table summarizes investment results for the periods ended September 30:

	Three Months		Nine Months
	2025	2024	2025	2024
Pretax recurring investment book yield (annualized)	4.2%	4.0%	4.2%	3.8%
FTE total return:
Fixed-income securities	1.5	3.9	5.8	5.1
Common stocks	8.1	5.8	13.8	20.3
Total portfolio	1.7	4.0	6.1	5.7
The increase in the book yield, compared to last year, primarily reflected investing new cash from insurance operations, and proceeds from maturing bonds, in higher coupon rate securities. The change in the fixed-income portfolio FTE total return, compared to last year, primarily reflected movement in U.S. Treasury yields year-over-year. The common stock FTE total return reflected general market conditions.
A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended September 30, follows:

	Three Months		Nine Months
	2025	2024	2025	2024
Fixed-income securities:
U.S. government obligations	1.3%	4.2%	6.1%	4.5%
State and local government obligations	1.6	3.5	5.1	4.4
Foreign government obligations	(0.9)	4.2	5.8	1.6
Corporate and other debt securities	1.6	3.7	5.7	5.4
Residential mortgage-backed securities	1.6	3.6	5.2	7.9
Commercial mortgage-backed securities	2.0	4.1	6.3	9.2
Other asset-backed securities	1.5	2.4	4.3	5.3
Nonredeemable preferred stocks	1.5	3.5	5.4	8.0
Short-term investments	1.1	1.5	3.3	4.3

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Average Rating[1]
September 30, 2025
U.S. government obligations	$51,339	54.3%	4.4	AA+
State and local government obligations	3,275	3.5	2.5	AA+
Foreign government obligations	16	0	0.9	AAA
Corporate and other debt securities	18,817	19.9	2.7	BBB+
Residential mortgage-backed securities	3,000	3.2	2.6	AA+
Commercial mortgage-backed securities	5,686	6.0	1.5	AA-
Other asset-backed securities	6,376	6.7	1.3	AA
Nonredeemable preferred stocks	438	0.5	1.1	BB+
Short-term investments	1,515	1.6	0.1	AA-
Total fixed-income securities	90,462	95.7	3.4	AA-
Common equities	4,047	4.3	na	na
Total portfolio[2]	$94,509	100.0%	3.4	AA-
September 30, 2024
U.S. government obligations	$44,429	56.0%	4.0	AA+
State and local government obligations	2,601	3.3	2.7	AA+
Foreign government obligations	16	0	1.9	AAA
Corporate and other debt securities	15,036	18.9	2.7	BBB+
Residential mortgage-backed securities	1,424	1.8	2.9	AA+
Commercial mortgage-backed securities	4,291	5.4	1.9	A+
Other asset-backed securities	6,614	8.3	1.2	AA+
Nonredeemable preferred stocks	735	0.9	1.7	BBB-
Short-term investments	757	1.0	<0.1	AA-
Total fixed-income securities	75,903	95.6	3.3	AA-
Common equities	3,497	4.4	na	na
Total portfolio[2]	$79,400	100.0%	3.3	AA-
December 31, 2024
U.S. government obligations	$45,988	57.3%	4.1	AA+
State and local government obligations	2,778	3.5	2.5	AA+
Foreign government obligations	16	0	1.6	AAA
Corporate and other debt securities	13,954	17.4	2.6	BBB+
Residential mortgage-backed securities	1,601	2.0	2.6	AA
Commercial mortgage-backed securities	4,352	5.4	1.9	A+
Other asset-backed securities	6,643	8.3	1.2	AA+
Nonredeemable preferred stocks	728	0.9	1.4	BBB-
Short-term investments	615	0.7	<0.1	AA-
Total fixed-income securities	76,675	95.5	3.3	AA-
Common equities	3,575	4.5	na	na
Total portfolio[2]	$80,250	100.0%	3.3	AA-
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
2 At September 30, 2025 and 2024 and December 31, 2024, we had $523 million, $469 million, and $125 million, respectively, of net unsettled security transactions included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.
The total fair value of the portfolio at September 30, 2025 and 2024 and December 31, 2024, included $4.9 billion, $4.1 billion, and $6.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions. A portion of the investments held at December 31, 2024 were sold and proceeds were used to pay our common share dividends in January 2025; see Note 9 – Dividends for additional information.

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
The following table shows the composition of our Group I and Group II securities:

	September 30, 2025		September 30, 2024		December 31, 2024
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$630	0.6%	$499	0.6%	$385	0.5%
Nonredeemable preferred stocks	438	0.5	735	0.9	728	0.9
Common equities	4,047	4.3	3,497	4.4	3,575	4.5
Total Group I securities	5,115	5.4	4,731	5.9	4,688	5.9
Group II securities:
Other fixed maturities	87,879	93.0	73,912	93.1	74,947	93.4
Short-term investments	1,515	1.6	757	1.0	615	0.7
Total Group II securities	89,394	94.6	74,669	94.1	75,562	94.1
Total portfolio	$94,509	100.0%	$79,400	100.0%	$80,250	100.0%

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

Unrealized Gains (Losses)
As of September 30, 2025, our fixed-maturity portfolio had a total after-tax net unrealized gain, which is recorded as part of accumulated other comprehensive income (loss) on our consolidated balance sheet, of $0.2 billion, compared to total after-tax net unrealized losses of $0.1 billion and $1.4 billion at September 30, 2024, and December 31, 2024, respectively. The improvement from total net unrealized losses at both prior periods to the September 30, 2025 total net unrealized gain balance, was due to valuation increases across all fixed-maturity sectors. Our U.S. Treasury, corporate and other debt, and commercial mortgage-backed portfolios had the most significant valuation increase. Lower interest rates and, in some cases, tighter credit spreads drove strong portfolio performance.
See Note 2 – Investments for a further break-out of our gross unrealized gains (losses).

Holding Period Gains (Losses)
The following table provides the balance and activity for both the gross and net holding period gains (losses) for the nine months ended September 30, 2025:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Balance at December 31, 2024
Hybrid fixed-maturity securities	$8	$(12)	$(4)
Equity securities[1]	2,838	(36)	2,802
Total holding period securities	2,846	(48)	2,798
Current year change in holding period securities
Hybrid fixed-maturity securities	9	8	17
Equity securities[1]	422	(1)	421
Total changes in holding period securities	431	7	438
Balance at September 30, 2025
Hybrid fixed-maturity securities	17	(4)	13
Equity securities[1]	3,260	(37)	3,223
Total holding period securities	$3,277	$(41)	$3,236
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

Interest Rate Risk Our duration of 3.4 years at September 30, 2025 and 3.3 years at both September 30, 2024, and December 31, 2024, fell within our acceptable range of 1.5 to 5.0 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	September 30, 2025	September 30, 2024	December 31, 2024
1 year	10.8%	10.9%	9.6%
2 years	8.1	9.9	8.2
3 years	30.5	30.2	29.5
5 years	30.2	38.8	43.6
7 years	19.9	9.0	8.2
10 years	0.5	1.2	0.9
Total fixed-income portfolio	100.0%	100.0%	100.0%

Credit Risk This exposure is managed by maintaining an A minimum weighted average portfolio credit quality rating, as defined by NRSROs. At September 30, 2025 and 2024, and December 31, 2024, our weighted average credit quality rating was AA-. The credit quality distribution of the fixed-income portfolio was:

Average Rating[1]	September 30, 2025	September 30, 2024	December 31, 2024
AAA	12.5%	12.4%	12.6%
AA	62.1	62.7	64.2
A	8.1	7.3	6.4
BBB	16.1	16.4	15.7
Non-investment grade/non-rated
BB	1.0	0.9	0.8
B	0.1	0.2	0.2
Non-rated	0.1	0.1	0.1
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The credit quality ratings are assigned by NRSROs.

Concentration Risk We did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our thresholds during the third quarter 2025.

Prepayment and Extension Risk We did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the third quarter 2025.

Liquidity Risk Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity. During the next 12 months, we expect approximately $9.6 billion, or 25%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments. Cash from interest and dividend payments provides an additional source of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at September 30, 2025:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$258	0.5
One to two years	951	1.4
Two to three years	2,248	2.5
Three to five years	27,220	3.7
Five to seven years	20,661	5.7
Seven to ten years	1	8.4
Total U.S. Treasury Notes	$51,339	4.4

ASSET-BACKED SECURITIES
Included in our fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Average Rating (at period end)[1]
September 30, 2025
Residential mortgage-backed securities	$3,000	$20	19.9%	2.6	AA+
Commercial mortgage-backed securities	5,686	(230)	37.8	1.5	AA-
Other asset-backed securities	6,376	2	42.3	1.3	AA
Total asset-backed securities	$15,062	$(208)	100.0%	1.6	AA
September 30, 2024
Residential mortgage-backed securities	$1,424	$18	11.6%	2.9	AA+
Commercial mortgage-backed securities	4,291	(373)	34.8	1.9	A+
Other asset-backed securities	6,614	(14)	53.6	1.2	AA+
Total asset-backed securities	$12,329	$(369)	100.0%	1.6	AA
December 31, 2024
Residential mortgage-backed securities	$1,601	$(2)	12.7%	2.6	AA
Commercial mortgage-backed securities	4,352	(369)	34.6	1.9	A+
Other asset-backed securities	6,643	(39)	52.7	1.2	AA+
Total asset-backed securities	$12,596	$(410)	100.0%	1.6	AA
1 The credit quality ratings are assigned by NRSROs.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBS, along with the loan classification and a comparison of the fair value at September 30, 2025, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

($ in millions) Average Rating[1]	Non-Agency	Government/GSE[2]	Total	% of Total
AAA	$2,334	$0	$2,334	77.8%
AA	109	1	110	3.7
A	425	0	425	14.2
BBB	129	0	129	4.3
Non-investment grade/non-rated:
CCC and lower	1	0	1	0
Non-rated	1	0	1	0
Total fair value	$2,999	$1	$3,000	100.0%
Increase (decrease) in value	0.7%	(3.0)%	0.7%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our RMBS, 90.9% of our non-investment-grade securities were rated investment grade and reported as Group II securities.
2 The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA). .

Our RMBS portfolio consists of deals that are backed by high-credit quality borrowers and/or those that have strong structural protections through underlying loan collateralization. During the third quarter of 2025, we continued to increase our exposure through purchases in both primary and secondary markets. Our additions were concentrated in high-quality investment-grade securities and contained both fixed-rate and adjustable-rate residential mortgages.
Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS, along with a comparison of the fair value at September 30, 2025, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

($ in millions) Average Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$118	$2,751	$2,869	50.5%
AA	0	984	984	17.3
A	0	591	591	10.4
BBB	0	878	878	15.4
Non-investment grade/non-rated:
BB	0	351	351	6.2
B	0	13	13	0.2
Total fair value	$118	$5,568	$5,686	100.0%
Increase (decrease) in value	(4.7)%	(3.9)%	(3.9)%
1 The credit quality ratings are assigned by NRSROs; when we assigned the NAIC ratings for our CMBS, 91% of our non-investment-grade securities were rated investment grade and reported as Group II securities, with the remainder classified as Group I.

At September 30, 2025, the CMBS portfolio fair value was $5.7 billion, which increased from $5.0 billion at June 30, 2025. The majority of this increase was due to purchases of investment-grade single-borrower securities in new issue markets across the apartment, logistics, life sciences, and grocery-anchored retail sectors. Overall, CMBS credit spreads remained unchanged during the quarter and there was an increase in new issuances in the market. As of September 30, 2025, we had no delinquencies in our CMBS portfolio.

The following table shows the composition of our CMBS portfolio by maturity year and sector at September 30, 2025:

($ in millions) Maturity[1]	Office	Lab Office	Multi-family	Multi-family IO	Industrial	Self- Storage	Casino	Data Center	Retail	Hotel	Total	Average Original LTV	Average Current DSCR
2025	$0	$0	$0	$10	$0	$0	$0	$0	$0	$0	$10
2026	184	47	165	36	0	100	114	0	0	0	646	65.6%	1.3
2027	390	0	62	32	0	186	0	0	0	0	670	62.1	2.0
2028	289	0	0	24	0	119	0	0	0	0	432	66.0	2.2
2029	505	254	595	12	445	239	72	0	0	0	2,122	63.4	2.1
2030	109	204	201	4	377	0	100	66	343	37	1,441	63.7	2.0
2031	249	96	0	0	0	0	0	0	0	0	345	66.5	2.2
2032	20	0	0	0	0	0	0	0	0	0	20	68.0	1.7
Total fair value	$1,746	$601	$1,023	$118	$822	$644	$286	$66	$343	$37	$5,686
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
Other Asset-Backed Securities (OABS) The following table details the credit quality rating and fair value of our OABS, along with a comparison of the fair value at September 30, 2025, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

($ in millions) Average Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total	% of Total
AAA	$2,609	$397	$43	$0	$861	$262	$4,172	65.4%
AA	3	36	2	0	42	0	83	1.3
A	0	0	0	0	159	597	756	11.9
BBB	0	0	0	1,289	0	40	1,329	20.8
Non-investment grade/non-rated:
BB	0	0	0	0	0	36	36	0.6
Total fair value	$2,612	$433	$45	$1,289	$1,062	$935	$6,376	100.0%
Increase (decrease) in value	0.5%	0%	(4.4)%	(1.2)%	0.5%	0%	0%

At September 30, 2025, the OABS portfolio fair value was $6.4 billion, which decreased from $6.7 billion at June 30, 2025. The net decline was primarily due to principal paydowns on securities, which were partially offset by security purchases during the third quarter 2025. We selectively added securities to the OABS portfolio that we viewed as having attractive spreads and potential returns. The securities we acquired were predominantly in the automobile, equipment, and collateralized loan obligations categories in highly-rated senior and short-tenor debt tranches. Additions were primarily made in new issue markets with some selective secondary purchases.

STATE AND LOCAL GOVERNMENT OBLIGATIONS
The following table details the credit quality rating of our state and local government obligations (municipal securities) at September 30, 2025, without the benefit of credit or bond insurance:

(millions) Average Rating	General Obligations	Revenue Bonds	Total
AAA	$782	$576	$1,358
AA	544	1,180	1,724
A	0	193	193
Total fair value	$1,326	$1,949	$3,275
Included in the fair value of revenue bonds were $842 million of single-family housing revenue bonds issued by state housing finance agencies, of which $396 million were supported by individual mortgages held by the state housing finance agencies and $446 million were supported by mortgage-backed securities.
Of the revenue bonds supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by the Federal Housing Administration, the U.S. Department of Veterans Affairs, or private mortgage insurance providers. Of the revenue bonds supported by mortgage-backed securities, 78% were collateralized by Ginnie Mae mortgages, which are fully guaranteed by the U.S. government; the remaining 22% were collateralized by Fannie Mae and Freddie Mac mortgages.
The broader risk rally in the third quarter 2025 contributed to tighter credit spreads in municipal securities. During the third quarter 2025, we continued to selectively add short duration bonds to the portfolio in higher quality issuers.
CORPORATE AND OTHER DEBT SECURITIES
The following table details the credit quality rating of our corporate and other debt securities at September 30, 2025:

(millions) Average Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$39	$0	$0	$0	$0	$0	$69	$108
AA	92	0	0	1,074	0	0	44	1,210
A	794	497	120	3,122	209	120	522	5,384
BBB	3,958	1,852	391	2,153	1,570	131	1,500	11,555
Non-investment grade/non-rated:
BB	196	126	60	0	3	20	46	451
B	104	0	0	0	0	0	0	104
Non-rated	0	0	0	2	3	0	0	5
Total fair value	$5,183	$2,475	$571	$6,351	$1,785	$271	$2,181	$18,817

The fair value of our corporate and other debt portfolio increased to $18.8 billion at September 30, 2025, from $18.1 billion at
June 30, 2025. At both September 30, 2025 and June 30, 2025, corporate and other debt securities made up approximately 21%, of our fixed-income portfolio. We generally view shorter maturity securities as having more favorable risk/reward profiles, and the average duration of our corporate and other debt portfolio decreased slightly to 2.7 years at September 30, 2025, from 2.8 years at June 30, 2025.
NONREDEEMABLE PREFERRED STOCKS
The table below shows the exposure break-down of our nonredeemable preferred stocks by sector and rating at September 30, 2025:

	Financial Services
(millions) Average Rating	U.S. Banks	Foreign Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$226	$14	$0	$33	$0	$39	$312
Non-investment grade/non-rated:
BB	66	0	0	0	0	0	66
Non-rated	0	0	20	23	17	0	60
Total fair value	$292	$14	$20	$56	$17	$39	$438

The majority of our nonredeemable preferred securities have fixed-rate dividends until a call date and then, if not called, generally convert to floating-rate dividends. The interest rate duration is calculated to reflect the call, floor, and floating-rate features. Although a nonredeemable preferred stock will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. At September 30, 2025, our non-investment-grade nonredeemable preferred stocks were with issuers that maintain investment-grade senior debt ratings.
We also face the risk that dividend payments could be deferred for one or more periods or skipped entirely. As of September 30, 2025, we expect all of these securities to pay their dividends in full and on time. Approximately 97% of our nonredeemable preferred stocks pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
At September 30, 2025, the nonredeemable preferred stock portfolio fair value was $0.4 billion, which is a slight decrease from $0.5 billion at June 30, 2025. This decline was primarily due to nonredeemable preferred stocks that were called during the quarter.
Common Equities
Common equities, as reported on our consolidated balance sheets, were comprised of the following:

($ in millions)	September 30, 2025		September 30, 2024		December 31, 2024
Common stocks	$4,013	99.2%	$3,474	99.4%	$3,550	99.3%
Other risk investments[1]	34	0.8	23	0.6	25	0.7
Total common equities	$4,047	100.0%	$3,497	100.0%	$3,575	100.0%
1 The other risk investments consist of limited partnership interests.
The majority of our common stock portfolio consists of individual holdings selected based on their contribution to the correlation with the Russell 1000 Index. We held 651 out of 1,011, or 64%, of the common stocks comprising the index at September 30, 2025, which made up 89% of the total market capitalization of the index. At September 30, 2025, the year-to-date GAAP income total return was within our targeted tracking error of +/- 50 basis points. The year-to-date and full-year, as applicable, GAAP income total return did not meet our targeted tracking error as of September 30, 2024 and December 31, 2024, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.4 years at September 30, 2025, compared to 3.3 years at September 30, 2024 and December 31, 2024. The weighted average beta of the equity portfolio was 1.1 at September 30, 2025 and 2024, and December 31, 2024. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2025 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	149,112	$249.68	179,274	24,820,726
August	87	243.31	179,361	24,820,639
September	14,587	242.04	193,948	24,806,052
Total	163,786	$248.99
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under-leveraged capital.
In May 2025, the Board of Directors approved an authorization for the company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the third quarter 2025, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices.
Item 5. Other Information.
(c) Insider Trading Arrangements
During the third quarter 2025, certain executive officers entered into Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c). Jonathan S. Bauer’s plan provides for the sale of all of the shares issued upon vesting for certain outstanding equity awards previously granted to Mr. Bauer, excluding any shares withheld by the company to satisfy tax withholding obligations (see our 2025 Proxy Statement for a description of the company’s equity compensation plans). In addition, both of the executive officers’ plans provide for the sale and/or gift of a certain amount of shares (see “Additional or Specified Shares” below) held by the applicable executive, that are not sold in connection with the vesting of an outstanding equity award (as described above), some of which may have been the result of a prior vesting event for the executive.
Below are the details of each applicable Rule 10b5-1 trading arrangement:

Name	Title	Date Entered	Date Expires[1]	Additional or Specified Shares
Jonathan S. Bauer	Chief Investment Officer	August 21, 2025	July 31, 2026	450
John P. Sauerland	Vice President and Chief Financial Officer	August 21, 2025	November 28, 2025	5,000
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

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	November 3, 2025	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith