Form 10-K
period 2025-12-31
PROGRESSIVE CORP/OH/
filed 2026-03-02
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common shares held by non-affiliates of the registrant at June 30, 2025: $155,911,082,530
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2026: 585,906,353

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026, and the Annual Report to Shareholders of The Progressive Corporation and subsidiaries for the year ended December 31, 2025, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

PART I
ITEM 1. BUSINESS
General Development of Business
The Progressive Corporation, an insurance holding company, has insurance and non-insurance subsidiaries and affiliates (references in this Item to subsidiaries include affiliates as well). Our insurance subsidiaries write personal and commercial auto insurance, personal residential property insurance, and insurance for motorcycles, watercraft, and other recreational vehicles. We also offer business-related general liability and commercial property insurance predominantly for small businesses, workers’ compensation insurance primarily for the transportation industry, and other specialty property-casualty insurance and provide related services. Our non-insurance subsidiaries generally support our insurance and investment operations. We operate throughout the United States. Unless noted, references to “state(s)” throughout this report include the District of Columbia. The Progressive Corporation, together with its insurance and non-insurance subsidiaries, comprise what we refer to as Progressive.
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

Chief Executive Officer
•Chief Financial Officer	•Chief Marketing Officer
•Chief Investment Officer	•Personal Lines President
•Chief Strategy and Finance Management Officer	•Commercial Lines President
•Chief Human Resources Officer	•Claims President
•Chief Information Officer	•Customer Relationship Management President
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
Personal Lines
Our Personal Lines operating segment writes insurance for personal autos and special lines products (e.g., recreational vehicles, such as motorcycles, RVs, and watercraft), collectively referred to as our personal vehicle business, and personal residential property insurance for homeowners and renters. The Personal Lines segment accounted for 87% of our total net premiums written in 2025, 85% in 2024, and 84% in 2023.
For 2025, our personal vehicle products represented 96% of our total Personal Lines net premiums written, 95% for 2024, and 94% for 2023. We write our personal vehicle insurance in all states, however, our special lines products are not written in the District of Columbia.
•Personal auto insurance represented 95% of our total personal vehicle net premiums written in both 2025 and 2024, and 94% in 2023. We ranked second in market share in the U.S. private passenger auto insurance market, based on 2024 premiums written, and we believe we continue to hold that position for 2025. There are approximately 230 competitors in this market. Progressive and the other leading 15 private passenger auto insurers, each of which writes over $3 billion of premiums annually, comprise about 85% of this market. All industry data, including ranking and market share, based on premiums written, has been obtained directly from data reported by either S&P Global Market Intelligence or A.M. Best Company, Inc. (A.M. Best), or was estimated using A.M. Best data as the primary source.

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
Our personal property business represented 4% of our total Personal Lines net premiums written in 2025, 5% in 2024, and 6% in 2023, with about 95% of the total personal property net premiums written attributable to the homeowners and renters products. We were the twelfth largest homeowners carrier in the U.S., based on 2024 premiums written, and we are currently unable to determine if we will hold that ranking for 2025. There are approximately 360 competitors in the homeowners insurance market nationwide and we compete with many of these companies. Progressive and the other leading 28 large companies/groups, each with over $1 billion of premiums written annually, comprise about 80% of the market.
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
Agency Distribution Channel
•The agency personal vehicle business includes business written by our network of more than 40,000 independent insurance agencies located throughout the U.S., as well as brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with our mandated procedures. The agents and brokers do not have authority to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The agency personal vehicle business also writes insurance through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total personal vehicle net premiums written through the agency channel represented 43% of our total personal vehicle volume in 2025, 45% in 2024, and 46% in 2023.
•Our personal property business is primarily written through the independent agency channel and through select agents under our Platinum program as part of our Destination Era strategy, discussed below. The total personal property net premiums written through the agency channel represented 72% of our total personal property volume in 2025, 74% in 2024, and 77% in 2023.
Direct Distribution Channel
•The direct personal vehicle business includes business written directly by us online or by phone. The total net premiums written by the direct personal vehicle business represented 57% of our total personal vehicle volume in 2025, 55% in 2024, and 54% in 2023.
•Our direct personal property business is written by us over the phone and through HomeQuote Explorer® (HQX), our multi-carrier, direct-to-consumers online personal property offering. The HQX online buy button is available in almost every state. In addition to being able to quote our personal property products on HQX, consumers are able to quickly and easily compare homeowners insurance online from Progressive and other carriers. The total net premiums written by the direct personal property business represented 28% of our total personal property volume in 2025, 26% in 2024, and 23% in 2023.

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
In the third quarter 2025, we started rolling out our latest personal auto product offering, model 9.0, which contains new and expanded coverage features. With the 9.0 model, we introduced embedded renters insurance as an optional endorsement to an auto policy. This endorsement provides coverage that used to only be offered through a stand-alone renters policy. Product 9.0 also includes updates to our rating calculation that improve our ability to more accurately match rate to risk by expanding our use of external data, introducing new rating variables, and refining existing rating variables. As of December 31, 2025, 10 states, that represented about 25% of our companywide personal auto net premiums written, are on model 9.0 and, overall, we are seeing favorable conversion results in both the agency and direct channels. Our 9.1 model is currently in execution planning, and we expect the first state to elevate in early 2027.
We are continuing to roll out our newest special lines product model (R17), which was first launched in late 2024 and consists of 27 product enhancements that expand segmentation.
We continued to advance our personal property product segmentation, pricing, and risk selection capabilities in 2025. Through the end of the year, we had 39 states elevated to our next-generation-product models (5.0 and higher), which represented close to 90% of our personal property net premiums written. Key features of our next-generation-product models include expanded peril rating and the introduction of new rating variables. We continue to refine our model design and deployment processes to increase quality and speed to market.
Our Personal Lines strategy is to be a competitively priced provider of a broad range of personal auto, special lines, and personal property insurance products with distinctive service, distributed through whichever channel the customer prefers, and bundled with other products when appropriate to match our customers’ needs. Volume potential is driven by our price competitiveness, the actions of our competitors, brand recognition, and quality service delivered through our employees who embody the Progressive culture, among other factors. See “Competitive Factors” below for further discussion.
Our Personal Lines business is focused on efforts to form deeper and longer-term relationships with our customers through our Destination Era strategy, which supports the pursuit of our vision described above. Through this strategy, we seek to leverage our personal auto business with that of our personal property business, as well as insurance products and non-insurance services offered by unaffiliated third parties, to provide our customers access to a range of products addressing their diverse needs, with the option to “bundle” certain of the products together. Bundled products are an integral part of our consumer offerings and an important part of our strategic agenda. Customers who prefer to bundle represent a sizable segment of the insurance market, and our experience is that they tend to stay with us longer and generally have lower claims costs.
Our Destination Era strategy involves a number of initiatives, including:
•In our agency distribution channel, we offer customers the opportunity to bundle our personal auto, special lines, and personal property offerings. To further drive bundling in the agency channel, we offer the Platinum program to those select agents who have the appropriate customers for our bundled offering. This program combines our personal auto and property insurance with the compensation, coordinated policy periods, single event deductible, and other features that meet the needs and desires that our agents have expressed. As of December 31, 2025, we had nearly 6,000 Platinum agents.
•We offer independent agents a quoting system that makes it easier for them to bundle multiple policies with us. Our “Portfolio” quoting system reduces data entry, displays all available products eligible for bundled quotes, simplifies the agents’ experience on third-party comparative rater systems, and provides agents and their customers an overview of premium, bundle savings, and applied discounts to allow them to add or remove products with one click. Portfolio is available for all agents appointed to write new business where we offer personal property products.

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
Commercial Lines
The Commercial Lines operating segment writes auto-related liability and physical damage insurance, business-related general liability and commercial property insurance predominately for small businesses, and workers’ compensation insurance primarily for the transportation industry. The Commercial Lines business accounted for 13% of our total net premiums written in 2025, 15% in 2024, and 16% in 2023.
Unless otherwise noted, the following discussion focuses on our commercial auto business and, therefore, excludes business-related general liability and commercial property insurance (business owners’ policy (BOP)) and workers’ compensation products, which are discussed below.
We offer our commercial auto products in all states, excluding the District of Columbia. Our commercial auto customers insure approximately two vehicles per policy, excluding large fleet policies. During 2025, we wrote about 90% of our commercial auto business through the agency channel, excluding transportation network company (TNC) business, which is all written through the direct channel.
There are approximately 340 competitors in the total U.S. commercial auto market. We primarily compete with about 64 other large companies/groups, each having over $200 million of commercial auto premiums written annually. Progressive and these leading commercial auto insurers comprise 88% of this market. Progressive has ranked number one in the U.S. commercial auto market since 2015, and we believe that we continued to hold that position for 2025.
The core commercial auto business (which excludes TNC business and our Progressive Fleet & Specialty Programs (Fleet & Specialty) products) operates in the following commercial auto business market targets (BMT):
•For-hire specialty – dump trucks, log trucks, and garbage trucks used primarily by dirt, sand and gravel, logging, garbage/debris removal, and coal-type businesses,
•For-hire transportation – tractors, trailers, and straight trucks primarily used by regional general freight and expeditor-type businesses and long-haul operators,
•Tow – tow trucks and wreckers used in towing services and gas/service station businesses,
•Contractor – vans, pick-up trucks, and dump trucks used by light contractors (e.g., painters, plumbers, landscapers), and heavy construction, and
•Business auto – autos, vans, pick-up trucks used by small businesses (e.g., retailing, manufacturing, farming) and for-hire livery (e.g., non-fleet (i.e., five or fewer vehicles) taxis, black-car services, and airport taxis).
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
During 2025, we began to roll out our next-generation-product models across our core commercial auto, medium fleet, and BOP products, expanding segmentation and pricing variables. Our 8.3 core commercial auto product model launched in 11 states that represent 43% of our core commercial auto countrywide net premiums written at the end of 2025. Our newest medium-fleet product model was fully deployed, in nearly all states, and our newest BOP model was in market in 34 states that represent 92% of our countrywide BOP net premiums written as of the end of 2025. The BOP product, at year-end 2025, was available to agents in 46 states, excluding the District of Columbia. In core commercial auto, we also launched and rolled out our new Cargo Plus endorsement. The Cargo Plus endorsement expands coverage to better meet the needs of our for-hire transportation customers and was available in 49 states as of the end of 2025.

Similar to Snapshot in the personal auto business, the Commercial Lines business offers its commercial auto customers UBI options. Smart Haul® is the UBI program that uses driving data from a motor carrier’s existing electronic-logging device. Smart Haul offers owner operators and small fleets the ability to receive discounts on their insurance by sharing their electronic-logging-device-generated data with us. Snapshot ProView® is the UBI program for commercial auto customers without their own electronic logging device. Snapshot ProView allows customers to earn upfront discounts and provides value-added services, like fleet management and personalized tips, to encourage safe driving. Both programs are available in nearly all states.
In addition to the BMTs listed above, as of December 31, 2025, we provided commercial auto coverage in the TNC business to Uber Technologies subsidiaries in 14 states. TNC represented 14% of our Commercial Lines net premiums written in 2025, 15% in 2024, and 13% in 2023. Premiums written in our TNC business are determined, in part, by estimating the number of miles to be driven over the life of the policy term, on a policy-by-policy basis. These premium estimates are adjusted monthly based both on actual miles driven and an estimate of miles to be driven during the remaining policy term.
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
Our non-regulated transactions represent voluntary external reinsurance arrangements related to portions of our personal property and Commercial Lines businesses; we generally do not reinsure our personal vehicles business outside of the regulated programs discussed above.
Personal Property Programs
The property reinsurance program is designed to reduce overall risk while, to the extent of coverage purchased, protecting capital from the costs associated with catastrophic events. The program provides coverage for our personal property business and certain BOP product coverages. The program includes contracts that cover multi-year periods.
The occurrence excess of loss (XOL) program, which is in place from June 1, 2025 through May 31, 2026, supports the goal of maintaining adequate capital and is comprised of privately placed reinsurance, reinsurance placed through catastrophe bond transactions, and coverage obtained through the FHCF. The 2025 occurrence XOL program has a retention threshold of $200 million of losses and allocated loss adjustment expenses (ALAE) for the first event outside of Florida and $75 million for an event in Florida. The Florida retention is lower due to a Florida-only XOL layer generally providing up to $125 million of coverage in excess of the $75 million retention threshold and mandatory FHCF coverage. For losses that exceed $200 million, we also retain a percent of the first reinsurance layer, up to $48 million, after applying FHCF coverage. We may be responsible for additional losses if we experience more than two such events or if claims incurred exceed the maximum coverage limits of the reinsurance that is then in place. The coverage limits, net of retention but including the shared limit coverage discussed below, in place at December 31, 2025, were as follows:
•$2.2 billion for a first event in Florida; and
•$2.0 billion for a first event outside of Florida.
The coverage limits above were reduced by $70 million effective January 8, 2026, with the maturation of a catastrophe bond. Portions of the reinsurance coverage limits above only provide coverage for hurricanes and tropical storms as designated by the U.S. National Weather Service (named storms).

Coverage for a second event (and, potentially, for subsequent covered events) under the occurrence XOL program would depend on several factors, including the location and the extent of covered losses of the earlier events in the contract period. Portions of our program include reinstatement limits providing coverage for subsequent events. Some portions of our occurrence XOL program have an obligatory reinstatement of coverage. Reinstatement premiums would have no effect on our results of operations since, per our contracts, we have separate reinsurance to cover these situations. During 2025, no losses were ceded under the occurrence XOL program that is currently in place or the occurrence XOL that was in place from June 1, 2024 through May 31, 2025.
Included in the occurrence XOL, from June 1, 2025 through December 31, 2025, we had shared limit coverage in our reinsurance program that provided $175 million of coverage for named storms. This reinsurance arrangement can, depending on the circumstances, provide additional coverage for a significant covered event, or provide coverage for aggregate losses under our occurrence XOL retention. During 2025, no losses were ceded under this “hurricane season” coverage. We have renewed this coverage from May 31, 2026 through December 31, 2026 (i.e., the 2026 hurricane season) for $175 million of coverage.
During 2025, our personal property business also had an aggregate XOL program structure with multiple layers providing coverage for catastrophe losses and ALAE. No losses were ceded under this aggregate XOL agreement during 2025. In January 2026, we entered into a new aggregate XOL for claims occurring in 2026. The layers for the aggregate XOL programs active in 2025 and 2026 provided coverage, as follows:

Policy for claims occurring in the year ended December 31,	2026			2025
Coverage terms (millions)	First Layer	Second Layer	Third Layer	Modeled Loss	First Layer	Second Layer
Retention	$550	$550	$750	$665	$450 to $475	$525
Per occurrence event retention limit, net of the per occurrence deductible	$280	$280	$280	$50	$43 or $45	$175 or $180
Total coverage, net of retention	$113	$125	$63	$15	$75	$100
Per occurrence deductible before each loss could be considered for aggregation	$20	$20	$20	$0	$5 or $8	$20 or $25
For 2026, all layers include coverage for named storms and other types of perils (e.g., wildfires, winter storms, and severe thunderstorms). Any one portion of the aggregate XOL program does not have to be exhausted before the other portions can be applied.
The 2025 severe convective storm modeled loss aggregate XOL program, that provided $15 million of coverage, net of a retention of $665 million, was not renewed for 2026.
Beginning in 2026, we have an occurrence XOL program covering our special lines boat product, which provides coverage from January 1, 2026, through December 31, 2026. This program provides $150 million of coverage for named windstorms in excess of a $225 million per event retention. Portions of the boat XOL program include reinstatement limits providing coverage for subsequent events.
Commercial Lines Programs
The reinsurance program in our Commercial Lines business is designed to help manage certain exposures in our commercial auto, TNC, BOP, and workers’ compensation products. Our Commercial Lines business uses quota-share reinsurance agreements for TNC, and certain workers’ compensation and BOP product coverages. We also have XOL reinsurance agreements for higher-limit commercial auto liability, and certain BOP and workers’ compensation product coverages, which reinsure a portion of loss above a retention threshold. Under each agreement, we cede a portion of premiums, losses, and, in most cases, loss adjustment expenses (LAE).
For the large fleet commercial auto business, we retain the first $1 million, per occurrence, and have a coverage limit, net of retention, of up to $4 million. The retention threshold for the BOP XOL agreement is $2 million, for each property loss, with a coverage limit up to $4 million. Lastly, for the workers’ compensation product, we have catastrophe workers’ compensation coverage up to $74 million per occurrence pursuant to a $20 million maximum one-life sublimit. In general, we retain approximately $1 million per occurrence on workers’ compensation through the use of XOL and quota-share reinsurance.

For our TNC product, the amounts retained vary by state and cost-sharing agreements are in place with companies owned by the TNC company. Recoverable balances under these arrangements are required by our contracts to be collateralized (i.e., secured by assets held by an independent third party or a letter of credit issued by a commercial bank) at a target of over 100% of the recoverable balance.
Program Evaluation
We evaluate our reinsurance programs during our renewal discussions, if not more frequently, to ensure they continue to effectively address the company’s risk tolerance. We plan to continue to assess our ability to assume more risk with the availability and costs of various types of reinsurance contracts. See Item 1A, Risk Factors – II. Insurance Risks and – VI. Credit and Other Financial Risks below and Note 7 – Reinsurance in our 2025 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K (the Annual Report) for more information.
Claims
Our employees handle nearly all of our Personal Lines vehicle and Commercial Lines claims from either physical claims offices throughout the U.S. or through a virtual environment, and are supported by centralized functions at our corporate offices and a nationwide network of about 4,700 third-party repair shops. During 2025, we used independent claim adjusters opportunistically in our vehicle businesses to help support our claim employees in managing our claims inventory and to timely respond to our customers impacted by certain catastrophe events. While not intended to be a significant part of our claims handling model for these businesses, we may use independent adjusters from time to time.
For our Personal Lines property business, we manage claims through a network of independent claim field adjusters and employee claim representatives who manage the overall claims process. As of December 31, 2025, we had about 1,270 claims employees to handle our personal property claims.
Competitive Factors
The insurance markets in which we operate are highly competitive. Property-casualty insurers generally compete on the basis of price, agent commission rates, consumer brand recognition and confidence, coverages offered and other product features, claims handling, financial stability, customer service, and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies in both the agency and direct channels, and by smaller regional insurers. In the agency channel, some of our competitors have broad distribution networks of employed or captive agents. With widely available comparative rating services, consumers can easily compare prices among competitors. Due to the highly competitive nature of the property-casualty insurance markets in which we operate, many competitors invest heavily in advertising and marketing efforts and/or expanding their online or mobile service offerings.
We rely heavily on technology to operate our business and on extensive data gathering and analysis to segment markets and price our products accurately according to risk. We have remained competitive by refining our risk measurement and price segmentation skills, closely managing expenses, and achieving operating efficiencies. High-quality customer service, fair and accurate claims adjusting, and strong brand recognition are also important factors in our competitive strategy. Competition in our insurance markets is also affected by the pace of technological developments. An insurer’s ability to adapt to change, innovate, develop, implement and use new applications and other technologies can affect its competitive position. In addition, our competitive position could be adversely impacted if we, or one of our third-party vendors, experience a cybersecurity attack or incident or we are unable to maintain uninterrupted access to our systems, business functions, and the systems of certain third-party providers. See Item 1A, Risk Factors and Item 1C, Cybersecurity below for more information.
In addition, there continues to be a proliferation of patents related to new ways in which technologies can affect competitive positions in the insurance industry. Several of our competitors have many more patents than we do. Some of the patents we currently hold include two patents on the Name Your Price® functionality on our website (expiring in 2028 or after), a usage-based insurance patent (expiring in 2032 or after), three multi-product quoting patents (expiring in 2032 or after), three patents for our implementation of a mobile insurance platform and architecture (expiring in 2032 or after), a patent on our system of providing customized insurance quotes based on a user’s price and/or coverage preferences (expiring in 2033 or after), two patents for our loyalty call routing system (expiring in 2033 or after), two patents for a multivariate predictive system that processes usage-based data (expiring in 2035 or after), four patents for the implementation of chatbots in online quoting and servicing (expiring in 2038 or after), two patents for our Commercial Lines business classification system (expiring in 2039 or after), three patents for our automated document classification system (expiring in 2040 or after), and two patents for embedded quoting (expiring in 2043 or after).

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
•acquisitions of insurers and transactions between insurers and their affiliates,
•limitations on rates of return or excess profitability,
•rating criteria, rate levels, and rate changes,
•insolvencies of insurance companies,
•assigned risk programs,
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
Insurance departments establish and monitor compliance with capital and surplus requirements. One prominent ratio monitored by regulators is the amount of net premiums written as a ratio of surplus. Although the ratio of written premiums to surplus that the regulators will allow is a function of a number of factors (including applicable laws, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write historically have been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1 for property and casualty insurance, which is generally the target for our vehicle businesses; however, two states have permitted us to target a premiums-to-surplus ratio for our personal vehicle insurance companies to a maximum ratio of 3.5 to 1 based on our strong financial condition. For 2025, these subsidiaries represented 91% of our companywide total net premiums written. Our personal property business maintains a lower premiums-to-surplus ratio. Thus, the amount of an insurer’s statutory surplus, in certain cases, may limit its ability to grow its business. At year-end 2025, we had net premiums written of $83.2 billion and statutory surplus of $28.4 billion. The combined premiums-to-surplus ratio for all of our insurance companies was 2.9 to 1 at December 31, 2025. In addition, as of January 31, 2026 we had access to $5.5 billion of securities held in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth or for other purposes.
The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to identify and take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is determined by a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. At December 31, 2025, our RBC ratios were in excess of minimum requirements.
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
See Item 1A, Risk Factors below for more information.

Investments
Our investment portfolio, which had a fair value of $97.4 billion at December 31, 2025, compared to $80.3 billion at December 31, 2024, consists of fixed-maturity securities, short-term investments, and equity securities (nonredeemable preferred stocks and common equity securities). Our fixed-maturity securities, short-term investments, and nonredeemable preferred stocks are collectively referred to as fixed-income securities. Our principal investment goals are to manage our portfolio on a total return basis to support all of the insurance premiums that we can profitably write and contribute to our comprehensive income. In our actively managed fixed-income securities portfolio, we believe that, in addition to many traditional considerations of fixed-income investing, there is less risk in securities that score higher across various environmental, social, and governance factors. Therefore, we consider these assessments when evaluating these investment decisions. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities.
Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. For securities related to our investment portfolios, total investment income includes interest, dividends, accretion, amortization, and total net realized gains (losses) on securities. Total investment income, before expenses and taxes, was $4.3 billion in 2025, $3.1 billion in 2024, and $2.3 billion in 2023. On a pretax total return basis (i.e., total investment income plus changes in net unrealized gains (losses) on our fixed-maturity securities), our investment portfolio generated investment income of $6.2 billion in 2025, $3.3 billion in 2024, and $3.8 billion in 2023. For more detailed discussion of our investment portfolio, see Note 2 – Investments, Note 3 – Fair Value, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.
Service Businesses
Our service businesses, which represented less than 1% of our total revenues at December 31, 2025, 2024, and 2023, and did not have a material effect on our overall operations, primarily include our commission- or fee-based businesses, where we often act as an agent for other insurance companies. We offer home, condominium, and renters insurance, among other products, written by affiliated and unaffiliated insurance companies in almost all states in the direct channel. We also offer our customers the ability to package their commercial auto coverage with other commercial coverages that are written by unaffiliated insurance companies. We receive commissions for the policies written under this program and allocate marketing and other servicing costs associated with maintaining these programs.
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
Our People
We believe that our culture and continued success has enabled us to create a workplace composed of highly talented people across diverse markets and with a broad range of backgrounds and experiences. They create innovative products and services, serve our customers, and work hard to help us achieve our vision.
Attract and Hire
We employ extensive recruiting practices with a goal of developing qualified and deep candidate pools and attracting candidates from both established and new sources. We believe that our recruitment efforts generally have enabled us to present pools of high-potential job candidates to our hiring managers. In turn, we train our hiring managers to identify and avoid unconscious biases they may have during the interview and selection process. We also train our hiring managers on the importance of employing individuals with different kinds of backgrounds, experiences, perspectives, and skills. We believe these strategies collectively enhance our ability to hire the best candidate for each of our openings and contribute to our continued success.
Engage and Retain
We appreciate that engaged employees are more productive, provide better service to our customers, and are more likely to stay with Progressive. Each year, we survey our people to measure their engagement. Our 2025 engagement and culture survey results placed us in the top 1% of all companies using the survey, which is designed by a nationally-known third party and administered in like form to over 1,000 employers in the United States. We use the results, along with other information, to evaluate our human capital strategies and the health of our culture.
Employee retention is an important part of our strategy. As of December 31, 2025, our annualized retention rate was 90%, up 1% from the prior year, and more than 18,000 employees had over 10 years of tenure at the company. Promoting from within also is a key part of our strategy. Many of our leaders, including all executive team members, joined Progressive in a more junior position and advanced to significant leadership positions within the organization. In 2025, we filled over 81% of our open positions above entry level by hiring from within, including just over 2,200 managerial positions. As of December 31, 2025, we had about 70,000 employees. We disclose our consolidated EEO-1 data on our website.
Supporting our People and Culture
We strive to support our employees by providing challenging work experiences, career opportunities, and a culture of learning. We aim to provide a work environment that enables employees to present innovative ideas, share differing viewpoints, and constructively challenge assumptions. We believe this approach has helped the company expand and grow our businesses and create additional career opportunities for our employees.
Training and Development
We are focused on coaching and development, which we believe promotes greater engagement in our business and improves individual performance. We actively foster a learning culture and offer several leadership development programs, including a program open to employees with a focus on leading inclusively. Two of our career development boot camps (IT Programmer and Analyst) are intended to increase job learning and accelerate career opportunities. Moreover, we endeavor to provide employees with the tools and support to excel in their roles and build long-term careers at the company. Our professional development resource, “Career Central,” encourages employees to take control of their careers through career exploration guides, video insights, sample career journeys, discovery questionnaires to guide employees to roles that match their skills, and more. Available to new and tenured employees, our learning solutions are tailored to both individual contributors and leaders and cover a broad swath of skills and competencies. We also leverage our extensive contemporary art collection to offer training sessions to spark conversations about our culture, innovation, ethical obligations, and respecting our differences, among other things.

Employee Resource Groups
Our first Employee Resource Groups (ERGs) were created in 2007 to help build communities for our employees and drive business impact. We have nine inclusive ERGs (Asian American Network, Disabilities Awareness Network, LGBTQ+ Network, Military Network, Network for Empowering Women, Parent Connection, Progressive’s African American Network, Progressive’s Latin American NETworking Association, and Young Professionals Network), and each one is open to all employees at the company. We believe our ERGs provide spaces for networking, understanding differences, and sharing experiences. In addition to enhancing our work environment, we believe our ERGs give the company valuable insights to better serve our customers. Nearly 44% of Progressive people belong to at least one ERG as of December 31, 2025. Additionally, we believe that ERG members are more engaged and more likely to stay with the company; as of December 31, 2025, their annualized employee retention rate was 94%, compared to 87% for non-ERG members.
Ethics
Our Core Values are the foundation for our Code of Business Conduct and Ethics, which provides clear expectations for all our people and confirms our commitment to high ethical standards and compliance with legal requirements. We provide ethics training, as well as regular communications, video series, and outside speakers presenting on themes such as Celebrate Disagreement, Core Conversations, and Courage at our Core, to emphasize our commitment to our ethical and legal responsibilities. Additionally, we have an “open door” policy that empowers every employee to reach out to any manager or any human resources representative when they have a question or concern or they want to share an idea. We also provide a confidential Alertline that is available for employees and others who want to raise a concern anonymously. We encourage our people to speak up, and when they do, we give timely attention to their concerns, take remedial action where appropriate, and do not discriminate or retaliate against them for reporting any concern to us in good faith.
Compensation and Benefits
We seek to provide competitive pay through a combination of fixed and variable compensation and have designed our compensation programs for employees to earn above market total compensation when company performance warrants it. We publish, internally, our competitive annualized base pay ranges and annual cash incentive targets for virtually all of our positions. As part of employee compensation, nearly all Progressive people participate in our annual cash incentive program, named Gainshare, which measures the growth and profitability of our insurance businesses. We believe Gainshare contributes to the cooperative and collaborative way we work together and, in part, defines our culture. Our executives and other senior leaders also receive compensation in the form of equity awards, which we believe supports a strong pay-for-performance linkage and further aligns their interests with those of our shareholders. We monitor overall pay equity among employees with similar performance, experience, and job responsibilities, and publish the results annually on our website.
Our employee benefits are intended to be competitive and to support the needs of our people and their families. We invest in the health and wellbeing of Progressive people by providing a broad range of benefits, including: medical, prescription drug, dental, and vision benefits; a 401(k) plan with up to a 6% company match; life insurance; long- and short-term disability insurance; and paid parental leave following birth, adoption, or placement of a foster child. Our health and wellness offerings include on-site fitness centers, medical clinics, and health seminars. We provide several on-site and online offerings, such as fitness classes and health discussions, to meet the needs of our employees who are working remotely. We continue to offer a variety of health and wellness programs accessible to employees working from the office or remotely. We also offer an Employee Assistance Program that provides 24-hour support, flexible work arrangements, and provide paid time off to help our people balance their work and personal lives.
Supporting An Inclusive Workplace
We believe that in order to be consumers’, agents’, and business owners’ number one destination for insurance and other financial needs, we need to anticipate and understand the needs of our customers. Therefore, we aspire to take full advantage of the rich diversity of our employees’ unique backgrounds, experiences, perspectives, skills, and talents.
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

We support efforts to contribute to our communities, through our Keys to Progress® program (which provides vehicles to veterans and veteran-related organizations), and by supporting programs which furnish homes for individuals emerging from homelessness, our various education and engagement efforts, and our financial contributions to various community organizations.
For over 20 years, we also have contributed to The Progressive Insurance Foundation. Through the Name Your Cause® program, each employee can recommend an eligible charity to receive a fixed amount of the Foundation’s charitable giving without requiring the employee to make an out-of-pocket donation. This is the Foundation’s way of supporting causes and reaching communities across the country where our people, and our customers, live and work. Since 2020, Progressive has also contributed, either directly or through the Foundation, to national charitable organizations identified by our ERGs.
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
This information should be considered carefully together with the other information contained in this report and in the other reports and materials filed by us with the Securities and Exchange Commission (SEC), as well as news releases and other information we publicly disseminate from time to time.

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

•our ability to reflect changes in reinsurance costs in a timely manner
•the development, selection, and application of appropriate rating formulae or other pricing methodologies
•our ability to innovate with new pricing strategies and the success of those strategies
•our ability to implement rate changes and obtain any required regulatory approvals on a timely basis
•our ability to predict policyholder retention accurately
•unanticipated court decisions, legislation, or regulatory actions
•the frequency, severity, duration, and geographic location and scope of severe weather, and other catastrophe events, which may become more severe and less predictable as a result of climate change
•our ability to understand the impact of ongoing changes in our claim settlement practices
•changing vehicle usage and driving patterns, which may be influenced by epidemics, pandemics, other widespread health risks, or changes in oil and gas prices, among other factors, changes in residential occupancy patterns, and the ridesharing economy
•advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or semi-autonomous vehicles
•unexpected changes in the medical sector of the economy, including medical costs and systemic changes resulting from national or state healthcare laws or regulations
•unforeseen disruptive technologies and events
•the ability to understand the risk profile of significant customers, such as transportation network companies
•unanticipated changes in auto repair costs, auto parts prices, used car prices, construction requirements, labor and materials costs, and the imposition and impacts of tariffs
Various insurance regulations, legislative and regulatory challenges, political initiatives, and other societal pressures seek to limit or prohibit the use of specific rating factors in insurance policy pricing, such as credit, education, and occupation. In our view, these efforts have the potential to significantly undermine the effectiveness of risk-based pricing. If we are unable to use rating factors that have been shown empirically to be highly predictive of risk, we may not be able to as accurately match insurance rates to the applicable risks, which may significantly adversely impact our insurance operating results.
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
Our insurance operating results have periodically been, and in the future likely will continue to be, materially adversely affected by natural events, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, or by other events, such as explosions, terrorist attacks, cyberattacks, epidemics, pandemics, or other widespread health risks, riots, and hazardous material releases. The frequency, severity, duration, geographic location, and scope of such events are inherently unpredictable. Moreover, climate change may be contributing to the increase in frequency of severe weather events and other natural disasters, how long they last, and how much insured damage they cause, and may change where the events occur. Catastrophe losses have in the past, and may in the future, adversely affect the profitability of our property business more than they affect the profitability of our other businesses. In addition, our property business has a concentration of policies in force in states with significant exposure to hurricanes and hailstorms and its results have in the past been impacted by catastrophe events in these states to a greater relative degree than some other insurers.
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
Our business requires that we develop and maintain large and complex technology systems, and that we rely on third-party systems and applications, to run our operations and to store the significant volume of data that we acquire, including the personal information of our customers and employees and our intellectual property, trade secrets, and other sensitive business and financial information. All of these systems are subject to “cyberattacks” by third parties with substantial computing resources and capabilities, which have become more frequent and more sophisticated, and to unauthorized or illegitimate actions by employees, consultants, agents, and other persons with legitimate access to our systems. Such attacks or actions may include attempts to:
•access our systems
•improperly access, use, steal, sell, corrupt, or destroy data or information, including our intellectual property, financial data, or the personal information of our customers, employees, or other individuals
•misappropriate funds or extract ransom payments
•commit fraud
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
Our brand and reputation also could be adversely affected by situations that reflect negatively on us, whether due to our business practices, adverse financial developments, perceptions of our corporate governance, perceptions of our purpose-driven brand, how we address employee matters and concerns, our approach to environmental and social (Sustainability) and corporate responsibility matters, investments in our portfolio, the conduct of our officers, directors, or employees, or other causes. It may also be harmed by the actions of third parties that are generally outside of our control, including agents, significant customers, or other businesses with which we do business or in which we invest, such as third-party providers that interface with our customers, unaffiliated insurers and other companies whose products we offer or make available to our customers, or other causes.
The negative impacts of these or other events may be aggravated as consumers, regulators, and other stakeholders increase or change their expectations, or adopt conflicting expectations, regarding the conduct of large public companies, sustainability and corporate responsibility efforts, programs, and initiatives, and corporate governance and Sustainability standards. These expectations and standards are continually evolving and not always clear. Our practices may not change in the manner or at the rate that our various stakeholders expect. These impacts may be further complicated such that perceptions are formed through rapid and broad interactions using social media and other communication tools over which we have no control. Additionally, we may fail to meet our related commitments, targets, or aspirations in these areas, and also could determine that it is in the best interest of the company and our shareholders to prioritize other business priorities ahead of our efforts in these areas. Any such negative impact or event could decrease demand for our products or services, create difficulties in our ability to recruit and retain employees, negatively impact our stock price, and lead to greater regulatory scrutiny of our businesses, among other things.
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
Ongoing competitive, technological, regulatory, informational, and other developments result in significant levels of complexity in our products and in the systems and processes we use to run our businesses. The speed of some of these developments has increased and likely will continue to increase. Risks associated with these developments include:
•our increasing reliance on third-party systems including “cloud computing” environments and software as a service applications
•the development of new modes of communication
•changing insurance shopping trends
•our understanding of the operations and needs of significant customers
•the availability and uses of very large volumes of data and the challenges relating to analyzing those data sets, including the availability of sufficient internal and external talent that understand and can manage the complexity and related risks
Complexity and legacy systems may, among other potential difficulties, create barriers to innovation or the provision of high-quality products and customer and agent experiences with the speed and agility that may be required; require us to modify our business practices, adopt new software, systems or technology, or replace outdated software, systems or technology, or upgrade systems or technology to enhance the scale, performance or functionality, each at significant expense; and lead to increased difficulty in executing our business strategies.
We compete in property and casualty insurance markets that are highly competitive.
The markets in which we sell insurance are highly competitive. We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other companies, potentially including existing insurance companies, vehicle manufacturing companies, “insurtech” companies, and other well-financed companies seeking new opportunities, or new competitors with technological or other innovations, also have entered these markets and may continue to do so in the future. Many of our competitors have substantial resources, experienced management, and strong marketing, underwriting, pricing, and technological capabilities. The property and casualty insurance industry is a mature industry, in which brand recognition, marketing skills, innovation, operational effectiveness, pricing, scale, and cost control are major competitive factors. If our competitors offer similar insurance products at lower prices, offer such insurance products bundled with other products or services that we do not offer, are permitted to offer their products under different legal and regulatory constraints than those that apply to us, or engage in other successful competitive initiatives, our ability to generate new business, or to retain a sufficient number of our existing customers, could be compromised. In addition, because auto insurance constitutes a significant portion of our overall business, we may be more sensitive than other insurers to, and more adversely affected by, trends that could decrease auto insurance rates or reduce demand for auto insurance over time, such as advances in vehicle technology, autonomous or semi-autonomous vehicles, or vehicle-sharing arrangements. Consolidations and strategic relationships in the independent agent channel in our Personal Lines business have increased competition and could continue to do so. We may also be adversely affected in our Commercial Lines business, which represents a significant portion of our growth potential, by trends or events that decrease the demand for services offered by, or decrease the profitability of, the commercial auto market, including trucking businesses and ridesharing services. Additionally, our Commercial Lines business may be adversely affected by a loss of or reduction in geographic coverage from one or more customers, including transportation network company customers.
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
Insurance laws and regulations may, among other things, limit an insurer’s ability to underwrite and price risks accurately, prevent the insurer from obtaining timely rate changes to respond to increased or decreased costs, delay or restrict the ability to discontinue or exit unprofitable businesses or jurisdictions, limit the profit an insurer may earn, impose marketing restrictions or requirements related to the use of artificial intelligence and third-party data, prevent insurers from terminating policies under certain circumstances, dictate or limit the types of investments that an insurance company may hold, and impose specific requirements relating to information technology systems and related cybersecurity risks. As a result, we have been, and may in the future be, limited in our ability to respond to evolving business conditions. For additional discussion of statutory profit limits, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Financial Condition in the Annual Report.
Moreover, inconsistencies in requirements among the various states, or between state and federal requirements, or changes in regulatory priorities or funding, may further complicate our compliance efforts, potentially damage our reputation in the marketplace or our brand, potentially resulting in additional costs for us or impacting our ability to participate in certain government funded programs, such as the National Flood Insurance Program.
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
Our company and the insurance industry are inherently susceptible to past and future misconduct or fraudulent activities by employees, agents, vendors, customers, and other third parties. These activities could include:
•Fraud against our company, employees, and customers
•Unauthorized acts or representations, unauthorized use or disclosure of personal or proprietary data or information, deception, and misappropriation of funds or other benefits
We have policies and procedures in place to promote ethical conduct and compliance with law by our employees, but these policies and procedures may not be fully effective. As a result, we could be exposed to financial loss, disruption of business, litigation, and regulatory assessments. These impacts have the potential to have a material adverse effect on our business.
Our ability to attract, develop, and retain talent, including employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.
Our success depends on our ability to attract, develop, compensate, motivate, and retain talented employees, including executives, other key managers, and employees with strong technical, analytical, and other skills and know-how necessary for us to run our insurance businesses, investment operations, and corporate functions, assess potential expansion into new products, services, and business areas, and adapt to technological trends in our industry. Our loss of certain executives and key employees, or the failure to attract or retain talented executives, managers, and employees with varied and appropriate backgrounds, experiences, knowledge, perspectives, and skills, could have a material adverse effect on our business. These risks may be heightened when United States labor markets, or key segments of those markets, are especially competitive.
Our workplace policies or perceptions of those policies by current and potential employees, including policies with respect to virtual, hybrid, and in-person work protocols, could impact our ability to attract, onboard, and retain talent with desired experiences, knowledge, perspectives, and skills.
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
The Progressive Corporation and/or its subsidiaries are named as defendants in class actions, collective actions, representative actions, and individual and other lawsuits challenging various aspects of the subsidiaries’ business operations. Certain pending lawsuits are described in Note 12 – Litigation in the Annual Report. Additional litigation may be filed against us in the future challenging similar or other of our business practices or operations. In addition, lawsuits have been filed against our competitors and other businesses or entities, and other such lawsuits may be filed in the future, and even though we are not a party to such litigation, the results of those lawsuits nevertheless may create additional risks for, and/or impose additional costs and/or limitations on, our subsidiaries’ business practices or operations.
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
There continues to be a proliferation of patents, both inside and outside the insurance industry, that significantly impacts our businesses. The existence of such patents, and other claimed intellectual property rights, from time to time has resulted in legal challenges to certain of our business practices by other insurance companies and non-insurance entities alleging that we are violating their rights. Such legal challenges could result in costly legal proceedings, substantial monetary damages, or expensive changes in our business processes and practices. Similarly, we may seek or obtain patent protection for innovations developed by us. However, we may not be able to obtain patents on these processes and practices, and defending our patents and other intellectual property rights against challenges, and enforcing and defending our rights, including, if necessary, through litigation, can be time consuming and expensive, and the results are inherently uncertain, which can further complicate business plans.

Our development and use of new technology, such as generative and agentic artificial intelligence, may present additional risks, may not be successful, and could have a material adverse effect on our business.
We have developed, and used for many years, new technologies, including machine learning and other forms of artificial intelligence (AI), predictive models, algorithms and automated processes, and will in the future develop and use AI and other new technologies in our business. As with many technological innovations, the growing development and use of generative and agentic AI (Advanced AI) presents additional risks that may adversely affect our business. Advanced AI might produce or reveal datasets that are flawed or insufficient or contain biased information, which could result in unintentionally and unfairly discriminatory outcomes in our business processes. These deficiencies could also undermine the associated predictions, analysis, or decisions Advanced AI applications produce or the business decisions we make based on this information. We could face challenges on whether we use AI in our business processes in a responsible, compliant, and effective manner. Since Advanced AI is subject to public debate, and depending on how observers view our development and use of AI, we could be subject to criticism or experience an adverse impact on our brand or reputation, which could decrease demand for our products or services, create difficulties in our ability to recruit and retain employees and lead to greater regulatory scrutiny of our businesses. Additionally, one or more of our key vendors may begin to use AI in their business in a manner that does not meet existing or rapidly evolving regulatory standards. Furthermore, our competitors or other third parties may be able to replace legacy systems, incorporate Advanced AI into their products and operations, or optimize or redesign their processes more quickly, or more successfully, than us.
Intellectual property ownership rights, including those associated with related copyrights, patent rights, Advanced AI inputs for model training, and other Advanced AI outputs, have not been fully interpreted by courts or regulations. Additionally, we are subject to new AI-focused regulations and regulatory expectations that could impose varied compliance and reporting requirements and challenges that could impact our operations or ability to write business profitably in one or more jurisdictions. For example, the National Association of Insurance Commissioners (NAIC) has adopted guiding principles on AI, as well as a model bulletin, to inform and articulate general expectations for businesses, professionals, and stakeholders across the insurance industry as they implement AI tools to facilitate operations. Nearly half of all departments of insurance have adopted the NAIC AI model bulletin. Other states have adopted or are considering alternatives, including comprehensive AI legislation or reminders that existing state laws pertain to AI activities, including laws regarding unfair claims and trade practices. We cannot predict what other regulatory actions may be taken with regard to AI but any limitations, or any failure or perceived failure by us to comply with any such requirements, could have an adverse impact on our business.
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

•Prepayment or extension risk - applicable to certain securities in the portfolio, such as asset-backed securities and other bonds with call provisions, prepayment risk is the risk that, as interest rates change, the principal of such securities may be repaid earlier than anticipated, requiring that we reinvest the proceeds at less attractive rates. Extension risk is the risk that a security may not be redeemed when anticipated, adversely affecting the value of the security and preventing the reinvestment of the principal at higher market rates.
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
See Management’s Discussion and Analysis of Financial Condition and Results of Operations – IV. Results of Operations – Investments in the Annual Report for additional discussion of the composition of our investment portfolio as of December 31, 2025, and of the market risks associated with our investment portfolio.
New regulations and societal pressures relating to Sustainability and other public policy matters could negatively impact our returns or cause us to change our investing strategies in ways that could negatively impact our results.
The value of securities held in our portfolio could be materially adversely impacted as issuers or the businesses or assets underlying such securities are faced with new, potentially conflicting, laws or regulations or initiatives by regulators, investors, activists, or others, including those addressing Sustainability, corporate governance, corporate responsibility or other public policy concerns. For example, the universe of securities that we are permitted to hold could be significantly narrowed by insurance regulators if we are prohibited from investing in certain industries or types of companies or we could be required to make additional disclosures when we acquire any such securities. Similarly, we could also face pressures from other stakeholders that seek to influence our investment decisions. These factors could cause a decline in the value of investments held in our portfolio, or cause us to change our investment strategy, which could increase our costs or reduce our returns relative to returns from other available investment opportunities.

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
Due to our focus on the long-term value of the enterprise, similar tradeoffs may be involved in our consideration of the interests of other stakeholders, including our employees, customers, agents, suppliers, and communities, as well as whether and how we respond to or address Sustainability, corporate governance, and corporate responsibility initiatives, programs and efforts and other public policy matters that impact us. These types of initiatives and considerations are fast-evolving areas and determining appropriate responses and actions can be uncertain. Different stakeholders often have conflicting perspectives on these initiatives, programs and efforts, and considerations. Depending on how observers view our responses or our commitment to addressing such matters, we could be subject to criticism, adverse publicity, or campaigns, among other actions, by investors, activists, or others. Consequently, such factors and the related tradeoffs may adversely affect our financial performance or the market prices of our equity or debt securities.
Our business and results of operations could be adversely affected by epidemics, pandemics, or other widespread health risks.
An epidemic, pandemic, or other widespread health risk could exacerbate the impacts of many of the other risk factors described above and adversely affect our business. Depending on the duration and severity of any such epidemic, pandemic, or other widespread health risk, and the nature and extent of governmental responses to it, our business, our operations, and our financial results could be negatively impacted.

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
Through appropriate risk evaluation, security assessments, and financial due diligence, we seek to protect the security and confidentiality of information provided to our vendors under service provider cloud computing or other arrangements. We also employ contractual nondisclosure requirements and use limitations consistent with our published Privacy Policy, and typically reserve the right to review third-party compliance against the required standards, where we consider it appropriate.
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
Our Chief Security Officer (CSO) is ultimately responsible for cybersecurity at Progressive, with management oversight of the prevention, detection, mitigation, and remediation of cybersecurity incidents. The CSO reports directly to the Chief Financial Officer. The CSO, or a senior member of his team, provides regular cybersecurity updates to the CEO, other members of the executive team, and the Board of Directors’ Technology Committee. Assuming the role in 2012, our CSO has served in this capacity at Progressive for more than a decade and, prior to joining us in 2010, had over 10 years of cybersecurity experience in the banking industry in security and risk management leadership roles, primarily focused on cybersecurity and banking compliance, with additional experience in the areas of anti-money laundering and financial fraud. Our CSO is also a member of our Management Risk Committee, which leads our Enterprise Risk Management program, and as a member ensures that cybersecurity risks remain a focus of the overall risk management process.
The Technology Committee of the Board of Directors oversees our use of technology in executing the company’s business strategy as well as the major risks arising from our technology, digital and data strategies (including with respect to artificial intelligence), legacy systems, technology investments, data privacy, operational performance, cybersecurity programs, and technology-related business continuity and disaster recovery programs. The Technology Committee, which includes directors with technology experience, also oversees management’s efforts to mitigate these risks. Technology Committee meetings typically occur five times a year. Generally, at these meetings, our CSO briefs the committee on cybersecurity-related matters.
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
At December 31, 2025, we owned 38 buildings located throughout the U.S. About one third of these buildings are claims offices. Our owned facilities, which contain approximately 3.3 million square feet of space, are generally not segregated by segment. We own significant locations in Mayfield Village, Ohio and surrounding suburbs (including our corporate headquarters); Colorado Springs, Colorado; and St. Petersburg, Florida.
We lease approximately 1.9 million square feet of space throughout the U.S. These leases are generally short-term to medium-term leases of commercial space.
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
Holders
We had 1,557 shareholders of record on January 31, 2026.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information about securities authorized for issuance under our equity compensation plans.
Performance Graph
See the Performance Graph section in our Annual Report.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
2025 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	111,240	$219.47	305,188	24,694,812
November	108,993	214.56	414,181	24,585,819
December	49,100	227.55	463,281	24,536,719
Total	269,333	$218.96
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance or as an option to effectively use under-leveraged capital. See Note 9 – Employee Benefit Plans “Incentive Compensation Plans - Employees” and “Incentive Compensation Plans - Directors” in our Annual Report, for a summary of our restricted equity grants.
In May 2025, the Board of Directors approved an authorization for the company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the fourth quarter 2025, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices.
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
ITEM 9B. OTHER INFORMATION
(b) Insider Trading Arrangements
During the fourth quarter 2025, certain executive officers entered into Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c). The executive officers’ plans provide for the sale of all of or a certain percentage of the shares issued upon vesting for certain outstanding equity awards previously granted to the applicable executive officer, excluding any shares withheld by the company to satisfy tax withholding obligations (see our 2025 Proxy Statement for a description of the company’s equity compensation plans).
Below are the details of each applicable Rule 10b5-1 trading arrangement:

Name	Title	Date Entered	Date Expires[1]
Karen B. Bailo	Commercial Lines President	November 20, 2025	August 3, 2026
Patrick K. Callahan	Personal Lines President	November 20, 2025	October 30, 2026
Carl G. Joyce	Vice President and Chief Accounting Officer	November 20, 2025	March 31, 2026
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in The Progressive Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026 (the Proxy Statement).
Information relating to executive officers of Progressive follows. Unless noted below, all positions were with Progressive.

Name	Age	Offices Held and Last Five Years’ Business Experience
Susan Patricia Griffith	61	President and Chief Executive Officer
John P. Sauerland	61	Vice President and Chief Financial Officer
Karen B. Bailo	58	Commercial Lines President
Jonathan S. Bauer	48	Chief Investment Officer
Steven A. Broz	55	Chief Information Officer
Patrick K. Callahan	55	Personal Lines President
William L. Clawson II	56	Chief Human Resources Officer since December 2021; Business Leader Compensation and Benefits prior to December 2021
Maribel Pumarejo	54	Chief Marketing Officer since June 2025; Business Leader Compensation and Benefits from February 2025 to June 2025; Senior Human Resource Business Leader from May 2022 to February 2025; Senior Director of Benefits Management prior to May 2022
Carl G. Joyce	44	Vice President and Chief Accounting Officer since March 2025; Director of Financial Reporting – GAAP prior to March 2025
John Murphy	56	Claims President since December 2021; Customer Relationship Management President prior to December 2021
Lori Niederst	52	Customer Relationship Management President since December 2021; Chief Human Resources Officer prior to December 2021
David M. Stringer	51	Vice President, Secretary, and Chief Legal Officer since January 2024; Deputy General Counsel, Litigation and Employment, prior to January 2024
Andrew J. Quigg	46	Chief Strategy and Finance Management Officer since February 2026; Chief Strategy Officer prior to February 2026
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
Shareholder-Proposed Candidate Procedures. There were no material changes during 2025 to Progressive’s procedures by which a shareholder can recommend a director candidate. The description of those procedures is incorporated by reference from the “Other Matters - Procedures for Recommendations and Nominations of Directors and Shareholder Proposals - To Recommend a Candidate for our Board of Directors” section of our Proxy Statement.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following information is set forth with respect to our equity compensation plans at December 31, 2025.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
Equity compensation plans approved by security holders
Employee Plans:
2024 Equity Incentive Plan	448,787	[2]	NA	9,596,411	[3]
2015 Equity Incentive Plan	1,647,530	[2]	NA	464,499	[3]
Director Plans:
Amended and Restated 2017 Directors Equity Incentive Plan	11,134		NA	365,749	[4]
Equity compensation plans not approved by security holders
None
Total	2,107,451		NA	10,426,659
NA = Not applicable because awards do not have an exercise price.
1 Excludes shares included in the Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights column.
2 Reflects restricted stock unit awards, including reinvested dividend equivalents, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis.
Reflects the target value of 267,787 and 94,243 units of outstanding performance-based restricted stock unit awards, including dividend equivalents, under our 2015 and 2024 Equity Incentive Plans, respectively. The maximum potential payout for these awards was 663,216 and 234,145 units under the 2015 and 2024 Equity Incentive Plans, respectively. For a description of the performance-based awards, including the performance measurement and vesting ranges, see Note 9 – Employee Benefit Plans in our Annual Report.
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements are included in our Annual Report and are incorporated by reference in Item 8:
•Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)
•Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2025, 2024, and 2023
•Consolidated Balance Sheets - December 31, 2025 and 2024
•Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Cash Flows - For the Years Ended December 31, 2025, 2024, and 2023
•Notes to Consolidated Financial Statements
•Supplemental Information (Unaudited)
(a)(2) Listing of Financial Statement Schedules
The following financial statement schedules and Report of Independent Registered Public Accounting Firm are included in Item 15(c):
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
(a)(3) Listing of Exhibits
See the Exhibit Index contained herein beginning at page 46, which is incorporated by reference from information with respect to this item. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. 10.1 through 10.37.
(b) Exhibits
The exhibits in response to this portion of Item 15 are submitted concurrently with this report.
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2025
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$43,114	$43,298	$43,298
States, municipalities, and political subdivisions	3,342	3,303	3,303
Foreign government obligations	17	17	17
Public utilities	1,832	1,859	1,859
Corporate and other debt securities	17,941	18,132	18,132
Asset-backed securities	16,458	16,257	16,257
Total fixed maturities	82,704	82,866	82,866
Equity securities:
Common stocks:
Public utilities	34	128	128
Banks, trusts, and insurance companies	145	611	611
Industrial, miscellaneous, and all other	640	3,359	3,359
Nonredeemable preferred stocks	419	404	404
Total equity securities	1,238	4,502	4,502
Short-term investments	10,005	10,005	10,005
Total investments	$93,947	$97,373	$97,373

Progressive did not have any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2025.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2025	2024	2023
Revenues
Dividends from subsidiaries	$10,151	$3,667	$399
Undistributed income from subsidiaries	1,222	4,947	3,572
Equity in net income of subsidiaries	11,373	8,614	3,971
Intercompany investment income	166	149	205
Total revenues	11,539	8,763	4,176
Expenses
Interest expense	280	280	270
Deferred compensation[1]	18	54	20
Other operating costs and expenses	8	8	8
Total expenses	306	342	298
Income before income taxes	11,233	8,421	3,878
Benefit for income taxes	75	59	25
Net income	11,308	8,480	3,903
Other comprehensive income (loss)	1,526	193	1,186
Comprehensive income (loss)	$12,834	$8,673	$5,089
1 See Note 4 – Employee Benefit Plans in these condensed financial statements.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,
	2025	2024
Assets
Investment in affiliate	$5	$5
Investment in subsidiaries	31,821	28,850
Receivable from investment subsidiary	12,524	5,812
Intercompany receivable	899	641
Net federal deferred income taxes	90	82
Other assets	163	176
Total assets	$45,502	$35,566
Liabilities and Shareholders’ Equity
Dividends payable on common shares	$7,972	$2,695
Accounts payable, accrued expenses, and other liabilities	310	387
Debt[1]	6,897	6,893
Total liabilities	15,179	9,975
Common shares, $1.00 par value (authorized 900; issued 798, including treasury shares of 212)	586	586
Paid-in capital	2,307	2,145
Retained earnings	27,327	24,283
Total accumulated other comprehensive income (loss)	103	(1,423)
Total shareholders’ equity	30,323	25,591
Total liabilities and shareholders’ equity	$45,502	$35,566
1 Consists solely of long-term debt. See Note 4 – Debt in the Annual Report for further discussion.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net income	$11,308	$8,480	$3,903
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income from subsidiaries	(1,222)	(4,947)	(3,572)
Amortization of equity-based compensation	3	4	3
Changes in:
Intercompany receivable	(258)	246	(421)
Accounts payable, accrued expenses, and other liabilities	(86)	26	12
Income taxes	1	(318)	301
Other, net	97	28	10
Net cash provided by operating activities	9,843	3,519	236
Cash Flows From Investing Activities
Additional investments in equity securities of consolidated subsidiaries	(94)	(182)	(621)
Received from (paid to) investment subsidiary	(6,712)	(2,021)	307
Net cash used in investing activities	(6,806)	(2,203)	(314)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(2,871)	(674)	(234)
Acquisition of treasury shares for restricted stock tax liabilities	(92)	(121)	(95)
Acquisition of treasury shares acquired in open market	(74)	(13)	(46)
Redemption of preferred shares	0	(500)	0
Dividends paid to preferred shareholders	0	(8)	(43)
Net proceeds from debt issuance	0	0	496
Net cash provided by (used in) financing activities	(3,037)	(1,316)	78
Change in cash	0	0	0
Cash – beginning of year	0	0	0
Cash – end of year	$0	$0	$0
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
Note 1. Statements of Cash Flows — For the purpose of the condensed statements of cash flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance investment subsidiary to meet its holding company obligations. At December 31, 2025, 2024, and 2023, $13.0 billion, $6.2 billion, and $4.2 billion, respectively, of marketable securities were available in this subsidiary.
For the years ended December 31, 2025, 2024, and 2023, non-cash activity included declared but unpaid common share dividends of $7,972 million, $2,695 million, and $498 million, respectively. See Note 14 – Dividends in the Annual Report for further discussion.
For the years ended December 31, The Progressive Corporation paid the following:

(millions)	2025	2024	2023
Income taxes	$3,022	$2,540	$800
Interest	276	276	265
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
Note 5. Other Comprehensive Income (Loss) — On the condensed statements of comprehensive income, other comprehensive income (loss) represents activity of the subsidiaries of The Progressive Corporation and includes net unrealized gains (losses) on fixed-maturity securities and net unrealized losses on forecasted transactions.
Note 6. Dividends — The information relating to our dividend policy is incorporated by reference from Note 14 – Dividends in the Annual Report.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Segment	Deferred policy acquisition costs[1]	Future policy benefits, losses, claims, and loss expenses[1]	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue	Net investment income[1,2]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[1]	Net premiums written
Year ended December 31, 2025:
Personal Lines					$70,778		$46,662	$5,070	$11,252	$72,558
Commercial Lines					10,881		7,296	1,026	1,279	10,613
Other indemnity					2		1	0	22	3
Total	$2,044	$43,310	$25,219	$0	$81,661	$3,549	$53,959	$6,096	$12,553	$83,174
Year ended December 31, 2024:
Personal Lines					$60,091		$41,443	$4,360	$8,341	$63,470
Commercial Lines					10,707		7,610	1,023	1,109	10,953
Other indemnity					1		7	0	12	1
Total	$1,961	$39,057	$23,858	$0	$70,799	$2,803	$49,060	$5,383	$9,462	$74,424
Year ended December 31, 2023:
Personal Lines					$48,765		$37,749	$3,660	$5,211	$51,412
Commercial Lines					9,899		7,900	1,005	1,020	10,138
Other indemnity					1		6	0	11	0
Total	$1,687	$34,389	$20,134	$0	$58,665	$1,866	$45,655	$4,665	$6,242	$61,550
1 Progressive does not allocate assets, liabilities, or investment income to operating segments. Expense allocations are based on certain assumptions and estimates primarily related to revenue and volume; stated segment operating results would change if different methods were applied.
2 Excludes total net realized gains (losses) on securities.

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Year Ended:	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2025
Premiums earned:
Property and liability insurance	$82,847	$1,186	$0	$81,661	0%
December 31, 2024
Premiums earned:
Property and liability insurance	$72,169	$1,370	$0	$70,799	0%
December 31, 2023
Premiums earned:
Property and liability insurance	$59,881	$1,216	$0	$58,665	0%

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules
To the Board of Directors and Shareholders of The Progressive Corporation
Our audits of the consolidated financial statements referred to in our report dated March 2, 2026 appearing in the 2025 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the schedule of condensed financial information of registrant as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025, schedule of supplementary insurance information as of and for each of the three years in the period ended December 31, 2025, schedule of reinsurance for each of the three years in the period ended December 31, 2025, and schedule of summary of investments – other than investments in related parties as of December 31, 2025 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 2, 2026

ITEM 16. FORM 10-K SUMMARY
We have elected not to include a summary of information as permitted under this item.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
March 2, 2026	By:	/s/ Susan Patricia Griffith
Susan Patricia Griffith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Susan Patricia Griffith	Director, President and Chief Executive Officer	March 2, 2026

Susan Patricia Griffith

/s/ John P. Sauerland	Vice President and Chief Financial Officer	March 2, 2026

John P. Sauerland

/s/ Carl G. Joyce	Vice President and Chief Accounting Officer	March 2, 2026

Carl G. Joyce

*	Chairperson of the Board	March 2, 2026
Lawton W. Fitt

*	Director	March 2, 2026
Philip Bleser

*	Director	March 2, 2026
Stuart B. Burgdoerfer

*	Director	March 2, 2026
Pamela J. Craig

*	Director	March 2, 2026
Charles A. Davis

*	Director	March 2, 2026
Roger N. Farah

*	Director	March 2, 2026
Devin C. Johnson

*	Director	March 2, 2026
Jeffrey D. Kelly

*	Director	March 2, 2026
Barbara R. Snyder

*	Director	March 2, 2026
Kahina Van Dyke

* David M. Stringer, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such person.

By:	/s/ David M. Stringer	March 2, 2026
David M. Stringer
Attorney-in-fact

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended March 13, 2018)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 3.1 therein)
3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended October 11, 2024)	Quarterly Report on Form 10-Q (filed on November 4, 2024; Exhibit 3.1 therein)
4	4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Annual Report on Form 10-K (filed on February 26, 2024; Exhibit 4.1 therein)
4	4.2
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
			Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.6 therein)
4	4.7	Seventh Supplemental Indenture dated April 25, 2014 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.1 therein)
4	4.8	Eighth Supplemental Indenture dated January 26, 2015 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.1 therein)
4	4.9	Ninth Supplemental Indenture dated August 25, 2016 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.1 therein)
4	4.10	Tenth Supplemental Indenture dated April 6, 2017 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

4	4.11	Eleventh Supplemental Indenture dated March 14, 2018 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.1 therein)
4	4.12	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 4.2 therein)
4	4.13	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 4.3 therein)
4	4.14	Form of 4.35% Senior Notes due 2044, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.2 therein)
4	4.15	Form of 3.70% Senior Notes due 2045, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.2 therein)
4	4.16	Form of 2.45% Senior Notes due 2027, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.2 therein)
4	4.17	Form 4.125% Senior Note Due 2047, issued in the aggregate principal amount of $850,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.2 therein)
4	4.18	Form 4.20% Senior Note Due 2048, issued in the aggregate principal amount of $600,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.2 therein)
4	4.19	Indenture dated as of September 12, 2018 between The Progressive Corporation and U.S. Bank National Association, Trustee (including table of contents and cross-reference sheet)	Registration Statement No. 333-227315 (filed on September 13, 2018; Exhibit 4.2 therein)
4	4.20	First Supplemental Indenture dated October 23, 2018 between The Progressive Corporation and U.S. Bank National Association, as trustee	Current Report on Form 8-K (filed on October 23, 2018; Exhibit 4.1 therein)
4	4.21	Second Supplemental Indenture dated March 26, 2020 between The Progressive Corporation and U.S. Bank National Association, as trustee	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.1 therein)
4	4.22	Third Supplemental Indenture between The Progressive Corporation and U.S. Bank Trust Company, National Association, as trustee	Current Report on Form 8-K (filed on March 9, 2022; Exhibit 4.1 therein)
4	4.23	Fourth Supplemental Indenture between The Progressive Corporation and U.S. Bank Trust Company, National Association, as trustee	Current Report on Form 8-K (filed on May 25, 2023; Exhibit 4.1 therein)
4	4.24	Form 4.00% Senior Note Due 2029, issued in the aggregate principal amount of $550,000,000	Current Report on Form 8-K (filed on October 23, 2018; Exhibit 4.2 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

4	4.25	Form of 3.20% Senior Note due 2030, issued in the aggregate principal amount of $500,000,000	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.2 therein)
4	4.26	Form of 3.95% Senior Note due 2050, issued in the aggregate principal amount of $500,000,000	Current Report on Form 8-K (filed on March 26, 2020; Exhibit 4.3 therein)
4	4.27	Form of 2.50% Senior Note due 2027	Current Report on Form 8-K (filed on March 9, 2022; Exhibit 4.2 therein)
4	4.28	Form of 3.00% Senior Note due 2032	Current Report on Form 8-K (filed on March 9, 2022; Exhibit 4.3 therein)
4	4.29	Form of 3.70% Senior Note due 2052	Current Report on Form 8-K (filed on March 9, 2022; Exhibit 4.4 therein)
4	4.30	Form of 4.95% Senior Note due 2033	Current Report on Form 8-K (filed on May 25, 2023; Exhibit 4.2 therein)
4	4.31	Form of Confirmation Letter-Discretionary Line of Credit from PNC Bank, National Association to The Progressive Corporation	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 4.1 therein)
4	4.32	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association, to The Progressive Corporation (2020 Amendment)	Quarterly Report on Form 10-Q (filed on August 4, 2020; Exhibit 5.1 therein)
4	4.33	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association, to The Progressive Corporation (2021 Amendment)	Quarterly Report on Form 10-Q (filed on August 3, 2021; Exhibit 4.1 therein)
4	4.34	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association to The Progressive Corporation (2023 Amendment)	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 4.1 therein)
4	4.35	Form of Amended and Restated Discretionary Line of Credit Note from The Progressive Corporation to PNC Bank, National Association	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 4.2 therein)
10(iii)	10.1	The Progressive Corporation 2026 Gainshare Plan	Filed herewith
10(iii)	10.2	The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on February 4, 2015; Exhibit 10.1 therein)
10(iii)	10.3	The Progressive Corporation 2024 Equity Incentive Plan	Current Report on Form 8-K (filed on May 14, 2024; Exhibit 10 therein)
10(iii)	10.4	Form of Restricted Stock Unit Award Agreement for Time-Based Awards (for 2025)	Quarterly Report on Form 10-Q (filed on May 5, 2024; Exhibit 10.1 therein)
10(iii)	10.5	Form of Restricted Stock Unit Award Agreement for Time-Based Awards (for 2024)	Quarterly Report on Form 10-Q (filed on May 6, 2024; Exhibit 10.1 therein)
10(iii)	10.6	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2023)	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 10.1 therein)
10(iii)	10.7	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2022)	Quarterly Report on Form 10-Q (filed on May 2, 2022; Exhibit 10.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.8	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance Versus Market) (for 2025)	Quarterly Report on Form 10-Q (filed on May 5, 2025; Exhibit 10.2 therein)
10(iii)	10.9	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance Versus Market) (for 2024)	Quarterly Report on Form 10-Q (filed on May 6, 2024; Exhibit 10.2 therein)
10(iii)	10.10	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2023)	Quarterly Report on Form 10-Q (filed on May 2, 2023; Exhibit 10.2 therein)
10(iii)	10.11	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) (for 2025)	Quarterly Report on Form 10-Q (filed on May 5, 2025; Exhibit 10.3 therein)
10(iii)	10.12	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) (for 2024)	Quarterly Report on Form 10-Q (filed on May 6, 2024; Exhibit 10.3 therein)
10(iii)	10.13	Form of Restricted Stock Unit Award Agreement for Special Time/Performance-Based Award (for 2025)	Quarterly Report on Form 10-Q (filed on May 5, 2025; Exhibit 10.4 therein)
10(iii)	10.14	Chief Executive Officer Amendment No. 1 to Certain Restricted Stock Unit Award Agreements	Annual Report on Form 10-K (filed on February 26, 2024; Exhibit 10.14 therein)
10(iii)	10.15	The Progressive Corporation 2017 Directors Equity Incentive Plan (2022 Amendment and Restatement)	Current Report on Form 8-K (filed on May 16, 2022; Exhibit 10 therein)
10(iii)	10.16	Form of Restricted Stock Award Agreement under The Progressive Corporation Amended and Restated 2017 Directors Equity Incentive Plan (for 2025)	Quarterly Report on Form 10-Q (filed on August 4, 2025; Exhibit 10.1 therein)
10(iii)	10.17	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.3 therein)
10(iii)	10.18	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.4 therein)
10(iii)	10.19	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.5 therein)
10(iii)	10.20	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.6 therein)
10(iii)	10.21	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.7 therein)
10(iii)	10.22	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.8 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.23	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.9 therein)
10(iii)	10.24	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.10 therein)
10(iii)	10.25	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.11 therein)
10(iii)	10.26	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Current Report on Form 8-K (filed on October 14, 2014; Exhibit 10 therein)
10(iii)	10.27	Third Amendment to the Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.53 therein)
10(iii)	10.28	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on November 2, 2017; Exhibit 10 therein)
10(iii)	10.29	The Progressive Corporation Executive Deferred Compensation Plan (2018 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on July 31, 2018; Exhibit 10 therein)
10(iii)	10.30	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2018 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on August 5, 2024; Exhibit 10.2 therein)
10(iii)	10.31	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 10.91 therein)
10(iii)	10.32	The Progressive Corporation Directors Deferral Plan (2015 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.77 therein)
10(iii)	10.33	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 1, 2019; Exhibit 10.4 therein)
10(iii)	10.34	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2019; Exhibit 10.56 therein)
10(iii)	10.35	Director Compensation Schedule for 2025-2026 Term	Filed herewith
10(iii)	10.36	The Progressive Corporation Executive Separation Allowance Plan (2024 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on August 5, 2024; Exhibit 10.3 therein)
10(iii)	10.37	2026 Progressive Capital Management Annual Incentive Plan	Filed herewith
13	13	Annual Report to Shareholders of The Progressive Corporation and subsidiaries for the year ended December 31, 2025	Filed herewith
19	19	The Progressive Corporation Insider Trading Policy	Annual Report on Form 10-K (filed on March 3, 2025; Exhibit 19 therein)
21	21	Subsidiaries of The Progressive Corporation	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

23	23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	24	Powers of Attorney	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
97	97	The Progressive Corporation Dodd-Frank Clawback Policy	Annual Report on Form 10-K (filed on February 26, 2024; Exhibit 97 therein)
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer	Filed herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document).	Filed herewith