Form 10-Q
period 2026-03-31
PROGRESSIVE CORP/OH/
filed 2026-05-04
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
Common Shares, $1.00 par value: 584,336,464 outstanding at April 2, 2026

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

Three Months Ended March 31,	2026	2025
(millions — except per share amounts)
Revenues
Net premiums earned	$20,968	$19,409
Investment income	917	814
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	96	1
Net holding period gains (losses) on securities	(216)	(213)
Total net realized gains (losses) on securities	(120)	(212)
Fees and other revenues	297	287
Service revenues	126	111
Total revenues	22,188	20,409
Expenses
Losses and loss adjustment expenses	13,827	12,804
Policy acquisition costs	1,538	1,456
Other underwriting expenses	3,048	2,719
Investment expenses	8	7
Service expenses	131	117
Interest expense	70	70
Total expenses	18,622	17,173
Net Income
Income before income taxes	3,566	3,236
Provision for income taxes	748	669
Net income	2,818	2,567
Other Comprehensive Income (Loss)
Change in total net unrealized gains (losses) on fixed-maturity securities	(574)	899
Comprehensive income (loss)	$2,244	$3,466
Computation of Earnings Per Common Share
Average common shares outstanding - Basic	585.6	586.0
Net effect of dilutive stock-based compensation	1.3	1.7
Total average equivalent common shares - Diluted	586.9	587.7
Basic: Earnings per common share	$4.81	$4.38
Diluted: Earnings per common share	$4.80	$4.37

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,
(millions)	2026	2025	2025
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $88,408, $77,754, and $82,704)	$87,832	$77,101	$82,866
Short-term investments (amortized cost: $2,126, $2,595, and $10,005)	2,126	2,595	10,005
Total available-for-sale securities	89,958	79,696	92,871
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $259, $608, and $419)	240	584	404
Common equities (cost: $839, $774, and $819)	3,933	3,384	4,098
Total equity securities	4,173	3,968	4,502
Total investments	94,131	83,664	97,373
Cash and cash equivalents	162	195	125
Restricted cash and cash equivalents	17	12	13
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	179	207	138
Accrued investment income	685	584	670
Premiums receivable, net of allowance for credit losses of $528, $473, and $552	17,614	16,811	15,362
Reinsurance recoverables	4,003	4,449	4,083
Prepaid reinsurance premiums	198	306	197
Deferred acquisition costs	2,131	2,068	2,044
Property and equipment, net of accumulated depreciation of $1,416, $1,490, and $1,460	792	854	783
Net federal deferred income taxes	742	860	748
Other assets	1,734	1,606	1,641
Total assets	$122,209	$111,409	$123,039
Liabilities and Shareholders’ Equity
Unearned premiums	$27,893	$26,612	$25,219
Loss and loss adjustment expense reserves	44,377	39,822	43,310
Dividends payable on common shares	58	59	7,972
Accounts payable, accrued expenses, and other liabilities	9,456	9,068	9,318
Debt[1]	8,386	6,894	6,897
Total liabilities	90,170	82,455	92,716
Common shares, $1.00 par value (authorized 900; issued 798, including treasury shares of 214, 212, and 212)	584	586	586
Paid-in capital	2,314	2,160	2,307
Retained earnings	29,612	26,732	27,327
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	(457)	(509)	117
Net unrealized losses on forecasted transactions	(13)	(14)	(13)
Foreign currency translation adjustment	(1)	(1)	(1)
Total accumulated other comprehensive income (loss)	(471)	(524)	103
Total shareholders’ equity	32,039	28,954	30,323
Total liabilities and shareholders’ equity	$122,209	$111,409	$123,039
1 Consists of both short-term and long-term debt. See Note 4 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Three Months Ended March 31,	2026	2025
(millions — except per share amounts)
Common Shares, $1.00 Par Value
Balance, beginning of period	$586	$586
Treasury shares purchased	(2)	0
Balance, end of period	584	586
Paid-In Capital
Balance, beginning of period	2,307	2,145
Amortization of equity-based compensation	16	16
Treasury shares purchased	(9)	(1)
Balance, end of period	2,314	2,160
Retained Earnings
Balance, beginning of period	27,327	24,283
Net income	2,818	2,567
Treasury shares purchased	(467)	(53)
Cash dividends declared on common shares ($0.10 and $0.10 per share)	(58)	(59)
Other, net	(8)	(6)
Balance, end of period	29,612	26,732
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	103	(1,423)
Other comprehensive income (loss)	(574)	899
Balance, end of period	(471)	(524)
Total shareholders’ equity	$32,039	$28,954
There are 20 million Serial Preferred Shares authorized. There are 5 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2026	2025
(millions)
Cash Flows From Operating Activities
Net income	$2,818	$2,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75	70
Net amortization (accretion) of fixed-income securities	(47)	(21)
Amortization of equity-based compensation	16	16
Net realized (gains) losses on securities	120	212
Net (gains) losses on disposition of property and equipment	3	3
Changes in:
Premiums receivable	(2,252)	(2,442)
Reinsurance recoverables	80	316
Prepaid reinsurance premiums	(1)	43
Deferred acquisition costs	(87)	(107)
Income taxes	830	667
Unearned premiums	2,674	2,754
Loss and loss adjustment expense reserves	1,067	765
Accounts payable, accrued expenses, and other liabilities	(788)	334
Other, net	(141)	(34)
Net cash provided by operating activities	4,367	5,143
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(19,291)	(17,324)
Equity securities	(57)	(86)
Sales:
Fixed maturities	11,115	14,721
Equity securities	56	149
Maturities, paydowns, calls, and other:
Fixed maturities	2,549	1,950
Equity securities	152	87
Net (purchases) sales of short-term investments	7,919	(1,964)
Net change in unsettled security transactions	243	172
Purchases of property and equipment	(63)	(59)
Sales of property and equipment	14	13
Net cash provided by (used in) investing activities	2,637	(2,341)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(7,972)	(2,695)
Acquisition of treasury shares for equity award tax liabilities	(43)	(54)
Acquisition of treasury shares acquired in open market	(435)	0
Net proceeds from debt issuances	1,487	0
Net cash used in financing activities	(6,963)	(2,749)
Increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	41	53
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	138	154
Cash, cash equivalents, restricted cash, and restricted cash equivalents – March 31	$179	$207
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
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2026, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report to Shareholders).
Premiums Receivable
We perform analyses to evaluate our premiums receivable for expected credit losses. See our 2025 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy.
The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months Ended March 31,
(millions)	2026	2025
Allowance for credit losses, beginning of period	$552	$460
Increase in allowance[1]	183	153
Write-offs[2]	(207)	(140)
Allowance for credit losses, end of period	$528	$473
1 Represents the incremental increase in other underwriting expenses.
2 Represents the portion of allowance that is reversed when the premiums receivable balances are written off. Premiums receivable balances are written off once we have exhausted our collection efforts.
Supplemental Cash Flow Information
Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts by certain subsidiaries. The amount of overnight reverse repurchase commitments, which are not considered part of the investment portfolio, held by these subsidiaries at March 31, 2026 and 2025, and December 31, 2025, were $29 million, $78 million, and $44 million, respectively. Restricted cash and restricted cash equivalents include collateral held against unpaid deductibles and cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are participants.
Non-cash activity included the following in the respective periods:

	Three Months Ended March 31,
(millions)	2026	2025
Common share dividends[1]	$58	$59
Operating lease liabilities[2]	23	40
1 Declared but unpaid. See Note 10 – Dividends for further discussion.
2 From obtaining right-of-use assets.
In the respective periods, we paid the following:

	Three Months Ended March 31,
(millions)	2026	2025
Income taxes, net of refunds	$(85)	$0
Interest	88	88
Operating lease liabilities	26	22
New Accounting Standards
We did not adopt any new accounting standards during the three months ended March 31, 2026. In September 2025, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), which amends the existing accounting guidance for capitalization of internal-use software costs and provides more detailed guidelines around the criteria for capitalization. This ASU will be effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2027 (fiscal 2028 for calendar-year companies). This standard may be applied using a prospective, modified, or retrospective transition approach. We do not believe this ASU will have a material impact on our financial condition or results of operations.

2.  INVESTMENTS
The following tables present the composition of our investment portfolio by major security type:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2026
Available-for-sale securities:
Fixed maturities:
U.S. government	$44,676	$229	$(488)	$0	$44,417	47.2%
State and local government	3,135	13	(61)	0	3,087	3.3
Foreign government	16	0	0	0	16	0
Corporate and other debt	20,994	121	(132)	3	20,986	22.3
Residential mortgage-backed	4,127	23	(13)	(1)	4,136	4.4
Commercial mortgage-backed	7,228	6	(243)	0	6,991	7.4
Other asset-backed	8,232	13	(46)	0	8,199	8.7
Total fixed maturities	88,408	405	(983)	2	87,832	93.3
Short-term investments	2,126	0	0	0	2,126	2.3
Total available-for-sale securities	90,534	405	(983)	2	89,958	95.6
Equity securities:
Nonredeemable preferred stocks	259	0	0	(19)	240	0.2
Common equities	839	0	0	3,094	3,933	4.2
Total equity securities	1,098	0	0	3,075	4,173	4.4
Total portfolio[1]	$91,632	$405	$(983)	$3,077	$94,131	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2025
Available-for-sale securities:
Fixed maturities:
U.S. government	$44,523	$391	$(596)	$0	$44,318	53.0%
State and local government	2,688	6	(90)	0	2,604	3.1
Foreign government	16	0	0	0	16	0
Corporate and other debt	16,047	127	(156)	(2)	16,016	19.2
Residential mortgage-backed	2,172	18	(8)	1	2,183	2.6
Commercial mortgage-backed	5,144	5	(324)	0	4,825	5.8
Other asset-backed	7,164	25	(50)	0	7,139	8.5
Total fixed maturities	77,754	572	(1,224)	(1)	77,101	92.2
Short-term investments	2,595	0	0	0	2,595	3.1
Total available-for-sale securities	80,349	572	(1,224)	(1)	79,696	95.3
Equity securities:
Nonredeemable preferred stocks	608	0	0	(24)	584	0.7
Common equities	774	0	0	2,610	3,384	4.0
Total equity securities	1,382	0	0	2,586	3,968	4.7
Total portfolio[1]	$81,731	$572	$(1,224)	$2,585	$83,664	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2025
Available-for-sale securities:
Fixed maturities:
U.S. government	$43,114	$541	$(357)	$0	$43,298	44.5%
State and local government	3,342	19	(58)	0	3,303	3.4
Foreign government	17	0	0	0	17	0
Corporate and other debt	19,773	273	(68)	13	19,991	20.5
Residential mortgage-backed	3,152	28	(6)	1	3,175	3.3
Commercial mortgage-backed	6,194	12	(233)	0	5,973	6.1
Other asset-backed	7,112	28	(31)	0	7,109	7.3
Total fixed maturities	82,704	901	(753)	14	82,866	85.1
Short-term investments	10,005	0	0	0	10,005	10.3
Total available-for-sale securities	92,709	901	(753)	14	92,871	95.4
Equity securities:
Nonredeemable preferred stocks	419	0	0	(15)	404	0.4
Common equities	819	0	0	3,279	4,098	4.2
Total equity securities	1,238	0	0	3,264	4,502	4.6
Total portfolio[1]	$93,947	$901	$(753)	$3,278	$97,373	100.0%
1 At March 31, 2026 and 2025, and December 31, 2025, we had $443 million, $297 million, and $200 million, respectively, of net unsettled security transactions included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.
The total fair value of the portfolio at March 31, 2026 and 2025, and December 31, 2025, included $6.2 billion, $3.5 billion, and $13.0 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions. A portion of the investments held at December 31, 2025, were sold and proceeds were used to pay our common share dividends in January 2026; see Note 10 – Dividends for additional information.
At March 31, 2026, bonds and certificates of deposit in the principal amount of $789 million were on deposit to meet state insurance regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government securities, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at March 31, 2026 or 2025, or December 31, 2025. At March 31, 2026, we did not hold any debt securities that were non-income producing during the preceding 12 months.

Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	March 31,
(millions)	2026	2025	December 31, 2025
Fixed Maturities:
Corporate and other debt	$702	$632	$733
Residential mortgage-backed	998	579	792
Total hybrid securities	$1,700	$1,211	$1,525
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
Fixed Maturities The composition of fixed maturities by maturity at March 31, 2026, was:

(millions)	Cost	Fair Value
Less than one year	$10,830	$10,805
One to five years	45,137	44,725
Five to ten years	32,117	31,977
Ten years or greater	324	325
Total	$88,408	$87,832
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

Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
March 31, 2026
U.S. government	73	$23,054	$(488)	32	$17,806	$(171)	41	$5,248	$(317)
State and local government	293	1,872	(61)	116	689	(5)	177	1,183	(56)
Corporate and other debt	320	9,052	(132)	236	6,990	(64)	84	2,062	(68)
Residential mortgage-backed	53	1,450	(13)	35	1,397	(8)	18	53	(5)
Commercial mortgage-backed	191	5,591	(243)	79	3,187	(10)	112	2,404	(233)
Other asset-backed	144	4,911	(46)	112	4,080	(16)	32	831	(30)
Total fixed maturities	1,074	$45,930	$(983)	610	$34,149	$(274)	464	$11,781	$(709)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
March 31, 2025
U.S. government	85	$16,851	$(596)	18	$9,284	$(69)	67	$7,567	$(527)
State and local government	307	1,871	(90)	70	445	(2)	237	1,426	(88)
Corporate and other debt	210	4,967	(156)	56	1,352	(12)	154	3,615	(144)
Residential mortgage-backed	47	674	(8)	25	628	(2)	22	46	(6)
Commercial mortgage-backed	165	3,653	(324)	22	597	(4)	143	3,056	(320)
Other asset-backed	89	2,046	(50)	46	1,128	(3)	43	918	(47)
Total fixed maturities	903	$30,062	$(1,224)	237	$13,434	$(92)	666	$16,628	$(1,132)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
December 31, 2025
U.S. government	62	$17,402	$(357)	8	$11,327	$(54)	54	$6,075	$(303)
State and local government	252	1,589	(58)	60	318	(1)	192	1,271	(57)
Corporate and other debt	141	3,821	(68)	36	1,177	(5)	105	2,644	(63)
Residential mortgage-backed	30	293	(6)	12	233	(1)	18	60	(5)
Commercial mortgage-backed	147	3,551	(233)	34	1,210	(3)	113	2,341	(230)
Other asset-backed	64	1,924	(31)	32	1,148	(3)	32	776	(28)
Total fixed maturities	696	$28,580	$(753)	182	$15,413	$(67)	514	$13,167	$(686)
A review of the securities in an unrealized loss position indicated that, at the end of each period presented, the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.
Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for credit losses deemed to be uncollectible during the first three months of 2026 or 2025, and did not have a material credit loss allowance balance as of March 31, 2026 and 2025, or December 31, 2025. No unrealized loss write offs were recorded during the three months ended March 31, 2026 or 2025.
As of March 31, 2026 and 2025, and December 31, 2025, we believe that none of the unrealized losses on our fixed-maturity securities were related to material credit losses on any specific securities, or in the aggregate. We continue to expect all the securities in our fixed-maturity portfolio will pay their principal and interest obligations.
In addition, we reviewed our accrued investment income outstanding on those securities in an unrealized loss position at March 31, 2026 and 2025, and December 31, 2025, to determine if the accrued interest amounts were uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest and future principal obligations and, therefore, did not write off any accrued income as uncollectible at March 31, 2026 and 2025, or December 31, 2025.

Realized Gains (Losses) The components of net realized gains (losses) for the three months ended March 31, were:

	Three Months
(millions)	2026	2025
Gross realized gains on security sales
Available-for-sale securities:
U.S. government	$99	$53
State and local government	1	0
Corporate and other debt	26	1
Residential mortgage-backed	1	0
Total available-for-sale securities	127	54
Equity securities:
Nonredeemable preferred stocks	8	2
Common equities	13	35
Total equity securities	21	37
Subtotal gross realized gains on security sales	148	91
Gross realized losses on security sales
Available-for-sale securities:
U.S. government	(36)	(77)
State and local government	0	(2)
Corporate and other debt	(5)	(1)
Commercial mortgage-backed	0	(4)
Total available-for-sale securities	(41)	(84)
Equity securities:
Nonredeemable preferred stocks	(5)	(2)
Common equities	(6)	(4)
Total equity securities	(11)	(6)
Subtotal gross realized losses on security sales	(52)	(90)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government	63	(24)
State and local government	1	(2)
Corporate and other debt	21	0
Residential mortgage-backed	1	0
Commercial mortgage-backed	0	(4)
Total available-for-sale securities	86	(30)
Equity securities:
Nonredeemable preferred stocks	3	0
Common equities	7	31
Total equity securities	10	31
Subtotal net realized gains (losses) on security sales	96	1
Net holding period gains (losses)
Hybrid securities	(27)	3
Equity securities	(189)	(216)
Subtotal net holding period gains (losses)	(216)	(213)
Total net realized gains (losses) on securities	$(120)	$(212)
During the first three months of 2026 and 2025, the majority of our security sales were U.S. government securities that were sold for duration management. We also selectively sold securities that we viewed as having less attractive risk/reward profiles during the first three months of 2026 and 2025.

The following table reflects our holding period realized gains (losses) recognized on equity securities held at the respective quarter ends:

	Three Months
(millions)	2026	2025
Total net gains (losses) recognized during the period on equity securities	$(179)	$(185)
Less: Net gains (losses) recognized on equity securities sold during the period	10	31
Net holding period gains (losses) recognized during the period on equity securities held at period end	$(189)	$(216)
Net Investment Income The components of net investment income for the three months ended March 31, were:

	Three Months
(millions)	2026	2025
Available-for-sale securities:
Fixed maturities:
U.S. government	$400	$422
State and local government	24	19
Corporate and other debt	235	171
Residential mortgage-backed	39	25
Commercial mortgage-backed	71	53
Other asset-backed	87	84
Total fixed maturities	856	774
Short-term investments	44	18
Total available-for-sale securities	900	792
Equity securities:
Nonredeemable preferred stocks	4	8
Common equities	13	14
Total equity securities	17	22
Investment income	917	814
Investment expenses	(8)	(7)
Net investment income	$909	$807
On a year-over-year basis, investment income (interest and dividends) increased 13% for the three months ended March 31, 2026, compared to the same period last year. The increase primarily reflects growth in invested assets and an increase in recurring investment book yield. The book yield increase primarily reflects investing new cash from insurance operations, and proceeds from maturing bonds, in higher coupon rate securities.

3. FAIR VALUE
The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2026
Fixed maturities:
U.S. government	$44,417	$0	$0	$44,417	$44,676
State and local government	0	3,087	0	3,087	3,135
Foreign government	0	16	0	16	16
Corporate and other debt	0	20,982	4	20,986	20,994
Residential mortgage-backed	0	4,136	0	4,136	4,127
Commercial mortgage-backed	0	6,991	0	6,991	7,228
Other asset-backed	0	8,199	0	8,199	8,232
Total fixed maturities	44,417	43,411	4	87,832	88,408
Short-term investments	2,072	54	0	2,126	2,126
Total available-for-sale securities	46,489	43,465	4	89,958	90,534
Equity securities:
Nonredeemable preferred stocks	0	191	49	240	259
Common equities:
Common stocks	3,891	0	5	3,896	802
Other risk investments	0	0	37	37	37
Subtotal common equities	3,891	0	42	3,933	839
Total equity securities	3,891	191	91	4,173	1,098
Total portfolio	$50,380	$43,656	$95	$94,131	$91,632
Debt	$0	$7,728	$0	$7,728	$8,386

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2025
Fixed maturities:
U.S. government	$44,318	$0	$0	$44,318	$44,523
State and local government	0	2,604	0	2,604	2,688
Foreign government	0	16	0	16	16
Corporate and other debt	0	16,011	5	16,016	16,047
Residential mortgage-backed	0	2,183	0	2,183	2,172
Commercial mortgage-backed	0	4,825	0	4,825	5,144
Other asset-backed	0	7,139	0	7,139	7,164
Total fixed maturities	44,318	32,778	5	77,101	77,754
Short-term investments	2,595	0	0	2,595	2,595
Total available-for-sale securities	46,913	32,778	5	79,696	80,349
Equity securities:
Nonredeemable preferred stocks	0	524	60	584	608
Common equities:
Common stocks	3,344	0	9	3,353	743
Other risk investments	0	0	31	31	31
Subtotal common equities	3,344	0	40	3,384	774
Total equity securities	3,344	524	100	3,968	1,382
Total portfolio	$50,257	$33,302	$105	$83,664	$81,731
Debt	$0	$6,247	$0	$6,247	$6,894

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2025
Fixed maturities:
U.S. government	$43,298	$0	$0	$43,298	$43,114
State and local government	0	3,303	0	3,303	3,342
Foreign government	0	17	0	17	17
Corporate and other debt	0	19,987	4	19,991	19,773
Residential mortgage-backed	0	3,175	0	3,175	3,152
Commercial mortgage-backed	0	5,973	0	5,973	6,194
Other asset-backed	0	7,109	0	7,109	7,112
Total fixed maturities	43,298	39,564	4	82,866	82,704
Short-term investments	9,810	195	0	10,005	10,005
Total available-for-sale securities	53,108	39,759	4	92,871	92,709
Equity securities:
Nonredeemable preferred stocks	0	344	60	404	419
Common equities:
Common stocks	4,057	0	5	4,062	783
Other risk investments	0	0	36	36	36
Subtotal common equities	4,057	0	41	4,098	819
Total equity securities	4,057	344	101	4,502	1,238
Total portfolio	$57,165	$40,103	$105	$97,373	$93,947
Debt	$0	$6,345	$0	$6,345	$6,897
Our portfolio valuations, excluding short-term investments valued at adjusted original cost, classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including pricing vendors, dealers/market makers, and exchange-quoted prices. We concluded there was sufficient market activity in the relevant sectors and securities, further supporting our Level 1 and Level 2 classifications.
Our short-term investments classified as Level 1 include commercial paper, U.S. Treasury Bills, and money market funds, which are highly liquid, actively marketed, and have short durations. These securities are valued at their original cost, adjusted for any accretion of discount, which approximates fair value because of the relatively short period of time until maturity. The remainder of our short-term investments with a trade date to maturity of less than a year are classified as Level 2. These securities are classified as Level 2 since they are valued using external pricing vendor prices or are securities that continually trade at par value because they contain either liquidity facilities or mandatory put features within one year and, as a result, are valued at their original cost.
At March 31, 2026 and 2025, and December 31, 2025, vendor-quoted prices represented 92%, 93%, and 91%, respectively, of our Level 1 classifications (excluding short-term investments valued at adjusted original cost). The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. government securities, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.
At March 31, 2026, vendor-quoted prices comprised 99% of our Level 2 classifications (excluding short-term investments valued at adjusted original cost), with the balance from dealer quotes, compared to 100% at March 31, 2025 and December 31, 2025. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
For state and local government (municipal) securities, we stratify the portfolio to evaluate securities by type, duration, credit quality, and coupon, to review price changes relative to credit spread and interest rate changes.
Additionally, we look to economic data as it relates to geographic location as an indication of price-to-call or maturity predictors. For municipal housing securities, we look to changes in cash flow projections, both historical and reasonably estimable projections, to understand yield changes and their effect on valuation.
For short-term investments valued at adjusted original cost, we look at acquisition price relative to the coupon or yield. Since most of these securities are 60 days or less to maturity, we believe that adjusted original cost is the best estimate of fair value. For short-term investments valued with external vendor prices, we review securities by duration, credit quality, and coupon, as well as changes in interest rate and credit spread movements within that stratification, and recent trade information.
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
To the extent we receive prices from external sources (e.g., broker and valuation firm) for the Level 3 securities, we review those prices for reasonableness using internally developed assumptions and then compare our derived prices to the prices received from the external sources. Based on our review during the first three months of 2026 and for the full year of 2025, all prices received from external sources remained unadjusted.
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
During the first three months of 2026 and for the full year of 2025, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Due to the relative size of the Level 3 securities’ fair values, compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.
The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2026 and 2025:

(millions)	Fair Value at December 31, 2025	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at March 31, 2026
Fixed maturities:
Corporate and other debt	$4	$0	$0	$0	$0	$0	$0	$4
Equity securities:
Nonredeemable preferred stocks	60	0	0	(5)	(7)	1	0	49
Common equities:
Common stocks	5	0	0	0	0	0	0	5
Other risk investments	36	1	0	0	0	0	0	37
Total Level 3 securities	$105	$1	$0	$(5)	$(7)	$1	$0	$95

(millions)	Fair Value at December 31, 2024	Calls/ Maturities/ Paydowns/Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at March 31, 2025
Fixed maturities:
Corporate and other debt	$5	$0	$0	$0	$0	$0	$0	$5
Equity securities:
Nonredeemable preferred stocks	52	0	8	0	0	0	0	60
Common equities:
Common stocks	23	0	0	0	0	(14)	0	9
Other risk investments	25	6	0	0	0	0	0	31
Total Level 3 securities	$105	$6	$8	$0	$0	$(14)	$0	$105
1For fixed maturities, amounts included are unrealized gains (losses) reflected in accumulated other comprehensive income (loss) on our consolidated balance sheets. For equity securities, amounts included are net holding period gains (losses) on securities on our consolidated statements of comprehensive income.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at March 31, 2026 and 2025, and December 31, 2025:

($ in millions)	Fair Value at March 31, 2026	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt	$4	Market comparables	Weighted average market capitalization price change %	(1.0)%	(1.0)%
Equity securities:
Nonredeemable preferred stocks	49	Market comparables	Weighted average market capitalization price change %	(23.6)% to 0%	(12.4)%
Common stocks	5	Market comparables	Weighted average market capitalization price change %	(41.3)% to (12.9)%	(23.6)%
Subtotal Level 3 securities	58
Pricing exemption securities	37
Total Level 3 securities	$95

($ in millions)	Fair Value at March 31, 2025	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt	$5	Market comparables	Weighted average market capitalization price change %	0.7% to 0.8%	0.8%
Equity securities:
Nonredeemable preferred stocks	60	Market comparables	Weighted average market capitalization price change %	(11.8)% to 16.1%	6.4%
Common stocks	9	Market comparables	Weighted average market capitalization price change %	(36.8)% to 41.5%	6.7%
Subtotal Level 3 securities	74
Pricing exemption securities	31
Total Level 3 securities	$105

($ in millions)	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt	$4	Market comparables	Weighted average market capitalization price change %	(0.1)% to 0.1%	0%
Equity securities:
Nonredeemable preferred stocks	60	Market comparables	Weighted average market capitalization price change %	(14.5)% to 7.6%	(4.5)%
Common stocks	5	Market comparables	Weighted average market capitalization price change %	(40.9)% to 36.3%	7.6%
Subtotal Level 3 securities	69
Pricing exemption securities	36
Total Level 3 securities	$105

4. DEBT
Debt at each of the balance sheet periods consisted of the following Senior Notes:

($ in millions)				March 31, 2026		March 31, 2025		December 31, 2025
Principal Amount	Interest Rate	Issuance Date	Maturity Date	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
$500	2.45%	August 2016	January 2027	$500	$493	$499	$484	$499	$493
500	2.50	March 2022	March 2027	500	492	499	483	499	492
300	6 5/8	March 1999	March 2029	299	320	298	322	299	323
550	4.00	October 2018	March 2029	548	547	548	542	548	551
500	3.20	March 2020	March 2030	498	478	498	470	498	484
500	4.60	March 2026	March 2031	497	501	0	0	0	0
500	3.00	March 2022	March 2032	497	457	497	447	497	462
400	6.25	November 2002	December 2032	397	435	397	434	397	442
500	4.95	May 2023	June 2033	497	507	497	503	497	513
1,000	5.15	March 2026	March 2036	990	1,001	0	0	0	0
350	4.35	April 2014	April 2044	347	295	347	300	347	304
400	3.70	January 2015	January 2045	396	305	396	310	396	314
850	4.125	April 2017	April 2047	843	678	842	695	843	702
600	4.20	March 2018	March 2048	591	478	591	493	591	498
500	3.95	March 2020	March 2050	492	380	491	393	492	392
500	3.70	March 2022	March 2052	494	361	494	371	494	375
Total				$8,386	$7,728	$6,894	$6,247	$6,897	$6,345
At March 31, 2026, short-term debt consisted of the $500 million 2.45% senior notes that mature in January 2027 and the $500 million 2.50% senior notes that mature in March 2027. There was no short-term debt outstanding at March 31, 2025, or December 31, 2025.
In March 2026, the Progressive Corporation issued $500 million of 4.60% Senior Notes due 2031 and $1 billion of 5.15% Senior Notes due 2036, in an underwritten public offering. The net proceeds from the issuances, after deducting underwriters’ discounts, commissions, and other issuance costs, were approximately
$1,487 million in aggregate. Consistent with the other senior notes issued by Progressive, interest on these notes is payable semiannually, principal is due at maturity, and the notes are redeemable, in whole or in part, at any time, subject to a treasury “make whole” provision.
The Progressive Corporation has a line of credit with PNC Bank, National Association (PNC), in the maximum principal amount of $300 million. See the 2025 Annual Report to Shareholders for a discussion of the terms of this line of credit. We had no borrowings under the line of credit that was available during the periods presented.
5. INCOME TAXES
The effective tax rate for the three months ended March 31, 2026 and 2025, was 21.0% and 20.7%, respectively.
Deferred income taxes reflect the tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes and, therefore, no valuation allowance was needed at March 31, 2026 and 2025, and December 31, 2025.

We had net current income taxes payable of $700 million, $838 million, and $28 million at March 31, 2026 and 2025, and December 31, 2025, respectively, which were reported in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets. The balance may fluctuate from period to period due to normal timing differences.
At March 31, 2026 and 2025, and December 31, 2025, we have not recorded any unrecognized tax benefits or related interest and penalties.

6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Activity in the loss and loss adjustment expense reserves is summarized as follows:

	March 31,
(millions)	2026	2025
Balance at January 1	$43,310	$39,057
Less reinsurance recoverables on unpaid losses	3,807	4,487
Net balance at January 1	39,503	34,570
Incurred related to:
Current year	14,278	13,082
Prior years	(451)	(278)
Total incurred	13,827	12,804
Paid related to:
Current year	5,356	4,881
Prior years	7,345	6,804
Total paid	12,701	11,685
Net balance at March 31	40,629	35,689
Plus reinsurance recoverables on unpaid losses	3,748	4,133
Balance at March 31	$44,377	$39,822
We experienced favorable reserve development of $451 million and $278 million during the first three months of 2026 and 2025, respectively, which is reflected as “incurred related to prior years” in the table above.
First Quarter 2026
•The favorable prior year reserve development included approximately $320 million attributable to accident year 2025, $115 million to accident year 2024, and the remainder to accident years 2023 and prior.
•Our personal auto products incurred about $445 million of favorable loss and loss adjustment expense (LAE) reserve development, with the agency and direct auto businesses each contributing about half. The favorable development was primarily due to lower than anticipated bodily injury severity, more subrogation and salvage recoveries than anticipated, and lower than anticipated payments on previously closed but reopened property damage claims.
First Quarter 2025
•The favorable prior year reserve development included approximately $180 million attributable to accident year 2024, $90 million to accident year 2023, and the remainder to accident years 2022 and prior.
•Our personal auto products incurred about $260 million of favorable loss and LAE reserve development, with the agency and direct auto businesses each contributing about half. The favorable development was primarily due to lower than anticipated loss severity and frequency in Florida.
•Our personal property products experienced about $30 million of favorable development, primarily attributable to favorable development on 2024 catastrophe events.
7. SEGMENT INFORMATION
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
Our service businesses primarily provide insurance-related services, including serving as an agent for homeowners, general liability, and workers’ compensation insurance, among other products, through programs in our direct Personal Lines and Commercial Lines businesses.
All segment revenues are generated from external customers; all intercompany transactions are eliminated in consolidation.

Following are the operating results for the respective periods:

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Three Months Ended March 31, 2026
Net premiums earned	$18,384	$2,583	$1	$20,968
Fees and other revenues	276	20	1	297
Total underwriting revenue	18,660	2,603	2	21,265
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	10,219	1,457	1	11,677
Catastrophe losses	263	5	0	268
Loss adjustment expenses	1,593	289	0	1,882
Total losses and loss adjustment expenses	12,075	1,751	1	13,827
Underwriting expenses:
Distribution expenses[2]	2,664	300	2	2,966
Other underwriting expenses[3]	1,346	268	6	1,620
Total underwriting expenses	4,010	568	8	4,586
Pretax underwriting profit (loss)	$2,575	$284	$(7)	2,852
Investment profit (loss)[4]				789
Service businesses profit (loss)				(5)
Interest expense				(70)
Total pretax profit (loss)				$3,566

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Three Months Ended March 31, 2025
Net premiums earned	$16,710	$2,699	$0	$19,409
Fees and other revenues	249	38	0	287
Total underwriting revenue	16,959	2,737	0	19,696
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	9,109	1,559	0	10,668
Catastrophe losses	454	5	0	459
Loss adjustment expenses	1,390	287	0	1,677
Total losses and loss adjustment expenses	10,953	1,851	0	12,804
Underwriting expenses:
Distribution expenses[2]	2,348	286	0	2,634
Other underwriting expenses[3]	1,275	262	4	1,541
Total underwriting expenses	3,623	548	4	4,175
Pretax underwriting profit (loss)	$2,383	$338	$(4)	2,717
Investment profit (loss)[4]				595
Service businesses profit (loss)				(6)
Interest expense				(70)
Total pretax profit (loss)				$3,236
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

	Three Months Ended March 31,
	2026		2025
	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio
Personal Lines	14.0%	86.0	14.3%	85.7
Commercial Lines	11.0	89.0	12.5	87.5
Total underwriting operations	13.6	86.4	14.0	86.0
8. OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2025	$130	$(27)	$103	$117	$(13)	$(1)
Other comprehensive income (loss) before reclassifications for investment securities	(628)	132	(496)	(496)	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	98	(20)	78	78	0	0
Total reclassification adjustment for amounts realized in net income	98	(20)	78	78	0	0
Total other comprehensive income (loss)	(726)	152	(574)	(574)	0	0
Balance at March 31, 2026	$(596)	$125	$(471)	$(457)	$(13)	$(1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2024	$(1,809)	$386	$(1,423)	$(1,408)	$(14)	$(1)
Other comprehensive income (loss) before reclassifications for investment securities	1,108	(233)	875	875	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(30)	6	(24)	(24)	0	0
Total reclassification adjustment for amounts realized in net income	(30)	6	(24)	(24)	0	0
Total other comprehensive income (loss)	1,138	(239)	899	899	0	0
Balance at March 31, 2025	$(671)	$147	$(524)	$(509)	$(14)	$(1)
In an effort to manage interest rate risk, we entered into forecasted transactions on certain of Progressive’s debt issuances. During the next 12 months, we expect to reclassify approximately $1 million (pretax) into interest expense, related to net unrealized losses on forecasted transactions (see Note 4 – Debt in our 2025 Annual Report to Shareholders for further discussion).

9. LITIGATION
The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies written by our insurance subsidiaries in the ordinary course of business. We consider all legal actions relating to such claims in establishing our loss and loss adjustment expense reserves.
In addition, The Progressive Corporation and/or its insurance subsidiaries are named as defendants in a number of class action or individual lawsuits that challenge certain of the operations of the subsidiaries. The nature and volume of litigation pending against The Progressive Corporation and/or its insurance subsidiaries is similar to that which was disclosed in Note 12 – Litigation in our 2025 Annual Report to Shareholders.
As of March 31, 2026, lawsuits have been certified or conditionally certified as class/collective actions in cases alleging that: we improperly value total loss claims by applying a negotiation adjustment in Colorado, North Carolina, and Ohio; we improperly calculate basic economic loss as it relates to wage loss coverage in New York; we improperly reduce or deny personal injury protection benefits when medical expenses are paid initially by health insurance in Arkansas; and we sell illusory underinsured motorist coverage in New Mexico. Other insurance companies face many of these same issues. We plan to contest the pending lawsuits vigorously, but may pursue settlement negotiations in some cases, as we deem appropriate.
Lawsuits arising from insurance policies and operations, including, but not limited to, allegations involving claims adjustment and vehicle valuation, may be filed contemporaneously in multiple states. As of March 31, 2026, we are named as defendants in class action lawsuits pending in multiple states alleging that we improperly
value total loss vehicle physical damage claims through the
application of a negotiation adjustment in calculating such valuations, which includes three states in which classes have been certified, as noted above, and lawsuits styled as putative class actions pending in additional states. These lawsuits, which were filed at different times by different plaintiffs, feature certain similar claims and also include different allegations and are subject to various state laws. While we believe we have meritorious defenses and we are vigorously contesting these lawsuits, an unfavorable result in, or a settlement of, a significant number of these lawsuits could, in aggregation, have a material adverse effect on our financial condition, cash flows, and/or results of operations. Based on information available to us, we determined that losses from these lawsuits are reasonably possible but neither probable nor reasonably estimable, other than for suits for which accruals have been established and are not material, as of March 31, 2026.
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at March 31, 2026 and 2025, or December 31, 2025, and there were no material settlements during 2025 or the first three months of 2026. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2025 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 1 – Reporting and Accounting Policies and Note 12 – Litigation in our 2025 Annual Report to Shareholders.

10. DIVIDENDS
Following is a summary of our common share dividends that were declared and/or paid during the three months ended March 31, 2026 and 2025:

(millions — except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Annual-Variable Dividends:
December 2025	January 2026	$13.50	$7,913
December 2024	January 2025	4.50	2,637

Quarterly Dividends:
March 2026	April 2026	0.10	58
December 2025	January 2026	0.10	59
March 2025	April 2025	0.10	59
December 2024	January 2025	0.10	58
1 The accrual is based on an estimate of shares outstanding as of the record date and recorded as dividends payable on common shares on our consolidated balance sheets until paid; the prior period accrual was reclassified into this line item from accounts payable, accrued expenses, and other liabilities to conform to the current period’s presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries maintained an underwriting profit better than our 4% companywide calendar-year underwriting profit goal during the first quarter 2026 and reported strong growth year over year in both premiums and policies in force. During the first quarter 2026, we maintained strong profitability, with a companywide underwriting profit margin of 13.6%. We wrote $23.6 billion of companywide net premiums written in the first quarter 2026, which was $1.4 billion, or 6%, more than we generated during the same period last year, with an 8% increase in net premiums earned. We ended the first quarter 2026 with 3.3 million, or 9%, more policies in force than at March 31, 2025; adding nearly one million policies in force in the first quarter 2026 alone.
Both our Personal Lines and Commercial Lines operating segments generated strong profitability during the first quarter 2026, reporting underwriting profit margins of 14.0% and 11.0%, respectively, fairly consistent with the underwriting margins of 14.3% and 12.5% reported for the first quarter last year.
Our Personal Lines segment experienced year-over-year growth for the first quarter 2026, with net premiums written increasing 7% and policies in force up 9%, over the significant growth of 20% in net premiums written and 18% in policies in force we experienced in the first quarter last year. The current period growth was primarily driven by policies in force growth in our personal auto products, which were up 11% compared to March 2025.
In Commercial Lines, we experienced an increase in both net premiums written and policies in force of 3% for the first quarter 2026, compared to the same period last year. The increase in net premiums written was primarily driven by an increase in transportation network company (TNC) premiums, due to the renewal of certain TNC policies that have higher projected mileage, which is the basis for computing premiums, and an increase in the percentage of premiums retained, compared to the TNC policies renewed in the first quarter 2025. Excluding TNC, Commercial Lines net premiums written would have decreased 1% for the first quarter 2026, compared to the same period last year. In our core commercial auto business (which excludes our TNC business, our Progressive Fleet & Specialty Programs (Fleet & Specialty) products, and our business owners’ policy (BOP) product) we continued to experience a shift to a greater mix of policies with 6-month terms in our contractor and business auto business market targets (BMT), which have about half the amount of net premiums written as 12-month policies, and a shift to a greater mix of BMTs with lower average written premium.
For the first quarter 2026, the $251 million year-over-year increase in net income, compared to the first quarter 2025, reflected an increase in both underwriting profit and total net investment income. Total comprehensive income decreased $1.2 billion for the first quarter 2026, compared to the same period last year, driven by net unrealized losses on our fixed-maturity securities, compared to net unrealized gains during the same period last year.
At March 31, 2026, total capital (debt plus shareholders’ equity) was $40.4 billion, which was an increase of $3.2 billion from year-end 2025. This increase was primarily driven by the $2.2 billion of comprehensive income earned in the first three months of 2026 and the March 2026 issuances of $500 million of 4.60% Senior Notes due 2031, and $1.0 billion of 5.15% Senior Notes due 2036, partially offset by the repurchase of 2.3 million of our common shares, at a total cost of $478 million.
A. Insurance Operations
Our companywide underwriting profit margin was 13.6% during the first quarter 2026, compared to 14.0% during the first quarter 2025. For the first quarter 2026, our loss and loss adjustment expense (LAE) ratio and our underwriting expense ratio were relatively stable, compared to the same period last year.
We closely manage our expenses, monitoring both acquisition expenses and non-acquisition expenses, which we view as an important measure of operational efficiency as we seek to deliver our most competitive rates to consumers. During the first quarter 2026, our advertising spend was $1.5 billion, or 20% greater than the first quarter last year. The current period impact of the increase in advertising spend on our expense ratio was partially offset by the increase in net premiums earned, contributing 0.7 more points to the underwriting expense ratio in the first quarter 2026, compared to the same period last year. We will continue to advertise to maximize growth as long as the advertising spend is efficient and we remain on track to achieve our calendar-year profitability goal.
Our Personal Lines segment represented 83% of our companywide net premiums written at period end and is comprised of our personal vehicle and property products. Personal Lines vehicles include both personal auto and special lines products, with the latter typically having higher losses during the warmer weather months, due to the seasonal nature of these products (e.g., recreational vehicles, such as motorcycles, RVs, and watercraft). Our Personal Lines underwriting margin for the first quarter 2026 was 14.0%, with personal vehicle and personal property products reporting 13.7% and 21.7%, respectively. Profitability in our special lines products had about a one point favorable impact to our personal vehicle combined ratio during the first quarter 2026. The strong underwriting profit margin in our personal property products was primarily driven by the low level of incurred catastrophe losses and frequency of loss during the period and increased rates.
For the first quarter 2026, Personal Lines generated net premiums written growth of 7%, with our agency and direct personal vehicle businesses growing 5% and 10%, respectively, while our personal property business decreased 5%, each compared to the same period last year. Changes in net premiums written are a function of new business applications (i.e., policies sold), retention, business mix, and premium per policy.
Relative to the significant growth we experienced in our personal vehicle products during the first quarter 2025, we experienced a 2% increase in total personal vehicle new business applications during the first quarter 2026. Total personal vehicle renewal business applications increased 14% during the first quarter, primarily driven by the renewal of new business applications gained over the past twelve months. Our personal vehicle business continued to demonstrate sustained net premiums written and application growth despite increased competition in the marketplace during the first quarter 2026.
Homeowners products are defined as our total personal property business excluding renters and umbrella products. For the first quarter 2026, the new business applications in our homeowners product were flat, compared to the same period last year, with the decrease in the less volatile weather-related markets, offset by an increase in the more volatile (e.g., coastal, wildfire, and hail-prone states) weather-related markets. In our renters product, new business applications experienced a 2% decline.
During the first quarter 2026, in our personal property business, we continued to focus on improving profitability and reducing exposure in more volatile weather-related markets, and, where permitted, on slowing growth and non-renewing policies. We continued to prioritize insuring lower-risk properties (e.g., new construction, existing homes with newer roofs), accepting new business for our homeowners product only when bundled with a Progressive personal auto policy, where permitted, and continued to restrict new business in the non-owner-occupied home market. In addition, we maintained our cost sharing through mandatory wind and hail deductibles and roof depreciation schedules in most markets. We believe these actions adversely impacted new business application growth. During late 2025, we began to take actions in certain markets to generate new business growth at the state level based on our concentration risks, product segmentation, rate adequacy, cost sharing execution, and regulatory and market conditions. Some of these actions include expanding independent agency relationships, reopening new business in certain agency and direct channel markets, and lifting underwriting restrictions on older roofs, medium- to high-value homes, and non-
bundled homeowners products in certain markets. We are now selectively increasing the availability of our personal property products throughout the remainder of 2026.
During the first quarter 2026, on a countrywide basis, in the aggregate, we decreased personal auto rates less than 1% and increased our personal property rates about 1%.
We believe a key element in improving the accuracy of our personal auto rating is Snapshot®, our usage-based insurance offering. For the first quarter 2026, the personal auto adoption rates for consumers enrolling in the program decreased 5% in agency and 1% in direct, compared to the same period last year. The decrease in the agency adoption rate is due to lifting certain agent restrictions during the second half of 2025, expanding Snapshot access to a broader agent base with lower adoption rates. Snapshot is available in all states, other than California, and our latest segmentation model was available in states that represented 80% of our countrywide personal auto net premiums written (excluding California) on a trailing 12-month basis at quarter end. We continue to invest in our mobile application, with the majority of new enrollments choosing mobile devices for Snapshot monitoring.
Our Commercial Lines segment includes our core commercial auto products, TNC business, Fleet & Specialty products, and BOP product. Our total Commercial Lines underwriting profitability for the first quarter 2026 was 11.0%. The total Commercial Lines net premiums written increased 3% for the first quarter 2026, compared to the same period in the prior year, primarily attributable to the renewal of certain TNC policies, as previously discussed.
Total applications in our core commercial auto products increased 4% for the first quarter 2026, compared to the same period last year. New business applications decreased 6%, with a decline in the business auto, contractor, and for-hire transportation BMTs, and were impacted by rate and non-rate actions taken to address profitability challenges. Despite a 3% increase in Commercial Lines policies in force, excluding the TNC business, total Commercial Lines net premiums written were down 1% for the first quarter 2026, on a year-over-year basis. In our core commercial auto business, in aggregate, rates remained flat during the first quarter 2026.
We continue to believe we are currently adequately priced in our personal auto and core commercial auto products in most states and expect to continue increasing rates modestly in our personal property products through the remainder of the year. However, we regularly model the potential impact tariffs could have on vehicle loss costs, the supply chain, the availability of parts, and general inflation, among other factors, although the dynamic international trade environment adds uncertainty in predicting how tariffs will ultimately impact our business over time. While our focus has been on trying to maintain stable rates for customers, increases in tariffs and other retaliatory actions may result in higher loss costs, which could result in a reduction in profitability and the possible need for higher than currently anticipated rate increases throughout 2026.
For the first quarter 2026, on a year-over-year basis, average written premium per policy decreased 2%, 7%, and 4% in the personal auto, personal property, and core commercial auto products, respectively. The decrease in personal property average written premium per policy was due to a shift in the mix of business to more renters policies, which have lower average written premiums, and our continued focus on slowing growth in more volatile weather-related markets, which generally have higher risk and, therefore, higher average premiums per policy. These mix shifts in our personal property business were partially offset by aggregate rate increases of 10% taken over the last 12 months and higher premium coverages reflecting increased property values.
The decrease in average written premium per policy in our core commercial auto products was due to a shift in the mix of business to BMTs with lower average premiums, as well as a shift in policy term towards more 6-month policies in our contractor and business auto BMTs. This decrease was partially offset by rate increases of about 9%, in the aggregate, over the trailing 12 months. Given that our personal property and commercial auto policies are predominately written for 12-month terms, rate actions take longer to earn into premium for these products.
We will continue to monitor the factors that could impact our loss costs for both segments, which may include tariffs, as previously discussed, new and used car prices, miles driven, driving patterns, loss severity, weather events, building material and construction costs, inflation, and other factors, on a state-by-state basis.
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
In personal auto, we evaluate personal auto retention using a trailing 12-month and a trailing 3-month policy life expectancy. Although the latter can reflect more volatility and is more sensitive to seasonality, we believe this measure is more responsive to current experience and may be an indicator for the future trend of our 12-month measure. Our trailing 12-month total personal auto policy life expectancy was down 8% year over year for the first quarter 2026. On a trailing 3-month basis, our personal auto policy life expectancy was down 7% for the first quarter 2026, compared to the same period last year, which we believe is primarily due to a shift in our mix of business and increased shopping and competition in the marketplace.
Our trailing 12-month policy life expectancy was down 8% for our personal property products year over year for the first quarter 2026. We believe our personal property retention decreased primarily as a result of a mix shift to more renters policies, which generally have a lower policy life expectancy.
For our core commercial auto products, our trailing 12-month policy life expectancy increased 5%, compared to the prior year, which we believe is due to a shift in the mix of business to BMTs with historically higher policy life expectancies, the moderation of our rate increases, and various initiatives, such as payment and renewal reminders. The increase in the core commercial auto policy life expectancy was across all BMTs, except in for-hire specialty, which was flat.
B. Investments
The fair value of our investment portfolio was $94.1 billion at March 31, 2026, compared to $97.4 billion at December 31, 2025. The decrease from year-end 2025 reflected the $7.9 billion payment of our annual variable common share dividend, partially offset by positive cash flows from insurance operations and proceeds from the $1.5 billion senior note issuances in March 2026.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At March 31, 2026 and December 31, 2025, 6% of our portfolio was allocated to Group I securities with the remainder to Group II securities.
Our recurring investment income generated a pretax book yield of 4.2% for the first quarter 2026, compared to 4.1% for the same period in 2025. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 0.1% and 2.2% for the first quarter 2026 and 2025, respectively. Our fixed-income and common stock portfolios had FTE total returns of 0.3% and (4.1)%, respectively, for the first quarter 2026, compared to 2.5% and (5.0)%, last year. The decrease in the fixed-income portfolio FTE total return primarily reflected movements in U.S. Treasury yields year-over-year.
At March 31, 2026 and 2025, and December 31, 2025, the fixed-income portfolio had a weighted average credit quality of AA-. At March 31, 2026, the fixed-income portfolio duration was 3.5 years, compared to 3.4 years at March 31, 2025 and December 31, 2025. During 2026, we

increased our duration to take advantage of higher yields in the market.
At March 31, 2026, we continued to maintain a relatively conservative investment portfolio with a significant allocation to cash and treasuries. We believe that this portfolio allocation positions us well to benefit from the continuing dynamic market environment. We believe the investment portfolio is in a very strong position as we move into the second quarter of 2026.
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
Operations generated positive cash flows of $4.4 billion and $5.1 billion for the three months ended March 31, 2026 and 2025, respectively. The decrease in operating cash flows for the first three months of 2026, compared to the same period last year, was primarily driven by the $1.2 billion Florida policyholder credits that were paid out during the first quarter 2026. These policyholder credits represented the estimated profit we earned on the three-accident-year period ending December 31, 2025, in excess of the statutory profit limit that a Florida statute imposes on the profit that any insurance group can earn on personal auto insurance over any contiguous three-accident-year period (see the 2025 Annual Report to Shareholders for further discussion of the Florida policyholder credit expense). We believe cash flows will remain positive in the foreseeable future and do not anticipate the need to raise capital to support our operations in that timeframe, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
As of March 31, 2026, we held $46.5 billion in short-term investments and U.S. Treasury securities, which represented about half of our total portfolio’s fair value at quarter end. Based on our portfolio allocation and investment strategies, we believe that we have sufficient readily available marketable securities to cover our claims payments and short-term obligations in the event our cash flows from operations were to be negative. See Item 1A, Risk Factors in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2025 (our 2025 Form 10-K), for a discussion of certain matters that may affect our portfolio and capital position.
Our total capital (debt plus shareholders’ equity) was $40.4 billion at March 31, 2026, compared to $35.8 billion at March 31, 2025, and $37.2 billion at December 31, 2025. The increase from year-end 2025, primarily reflects the comprehensive income recognized during the first three months of 2026 and the March 2026 debt issuances of $1.5 billion of senior notes, for which the funds are intended to be used for general corporate purposes. Our debt-to-total capital ratio was 20.7% at March 31, 2026, 19.2% at March 31, 2025, and 18.5% at December 31, 2025. Our debt-to-total capital ratios were consistent with our financial policy of maintaining a ratio of less than 30%.
None of the covenants on our existing debt securities include rating or credit triggers that would require an adjustment of interest rate or an acceleration of principal payments in the event that our debt securities are downgraded by a rating agency. In April 2026, we renewed the unsecured discretionary line of credit with PNC Bank, National Association, in the maximum principal amount of $300 million and amended the interest rate to 1-month term Secured Overnight Financing Rate (SOFR) plus 1.00%. We did not engage in short-term borrowings, including any borrowings under the line of credit, to fund our operations or for liquidity purposes during the reported periods.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, investment losses, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
During the first three months of 2026, we returned capital to shareholders primarily through common share dividends and common share repurchases. In March 2026, our Board of Directors declared a $0.10 per common share dividend, or $58 million in the aggregate, that was paid in April 2026. In January 2026, we paid common share dividends declared in the fourth quarter 2025, in the aggregate amount of $8.0 billion, or $13.60 per share (see Note 10 – Dividends for further discussion).
Pursuant to our financial policies, we repurchase common shares to neutralize dilution from equity-based compensation granted during the year and opportunistically when we believe our shares are trading below our determination of long-term fair value. During the first three months of 2026, we repurchased 2.3 million common shares, at a total cost of $478 million, both in the open market and to satisfy tax withholding obligations in connection with the vesting of equity awards under our employee equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our overall capital position, the capital strength of our subsidiaries, and the potential capital needs of our business.
At March 31, 2026, we had $6.2 billion in a consolidated, non-insurance subsidiary of the holding company that can be used to fund corporate obligations and provide additional capital to the insurance subsidiaries to fund potential future growth and other opportunities. As of March 31, 2026, our estimated consolidated statutory surplus was $31.1 billion.
During the first three months of 2026, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2025 Annual Report to Shareholders. There have not been any material changes in off-balance-sheet leverage, which includes purchase obligations, from those discussed in our 2025 Annual Report to Shareholders.
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
III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in two segments: Personal Lines and Commercial Lines. Our Personal Lines segment includes our personal vehicles (auto and special lines products) and personal property products (insurance for homeowners and renters, umbrella insurance, and flood insurance through the “Write Your Own” program for the National Flood Insurance Program). Since our personal auto products represented about 90% of our Personal Lines segment net premiums written at quarter end, much of the following discussion will focus on our personal auto products, both in total and by distribution channel.
Our Commercial Lines segment writes auto-related liability and physical damage insurance, business-related general liability and commercial property insurance predominantly for small businesses, and workers’ compensation insurance primarily for the transportation industry and includes our core commercial auto products, TNC business, Fleet & Specialty products, and BOP product. Of our total Commercial Lines segment, our core commercial auto products represented about 80% of net premiums written on a trailing 12-month basis, as of the end of the first quarter 2026. Therefore, much of the following discussion focuses only on our core commercial auto products.
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended March 31,
	2026	2025
Personal Lines
Vehicles
Agency	33%	34%
Direct	47	45
Property	3	3
Total Personal Lines	83	82
Commercial Lines	17	18
Total underwriting operations	100%	100%
Within our Personal Lines segment, we often categorize our personal auto product policyholders into four consumer segments:
•Sam - inconsistently insured;
•Diane - consistently insured and maybe a renter;
•Wrights - homeowners who do not bundle auto and home; and
•Robinsons - homeowners who bundle auto and home.
While our personal auto policies primarily have 6-month terms, to promote bundled personal auto and property growth, we write 12-month personal auto policies in our

Platinum agencies. At March 31, 2026 and 2025, 10% and 12%, respectively, of our agency personal auto policies in force were 12-month policies. To the extent our agency application mix of annual personal auto policies changes, the shift in policy term could impact our average written premiums in the agency channel, as 12-month policies have about twice the amount of net premiums written, compared to 6-month policies.
Our special lines and personal property products are written for 12-month terms. In our special lines products and personal property business 57% and 69%, respectively, of net premiums written during the first quarter 2026 were generated through the independent agency channel, with the balance through the direct channel.
Within our Commercial Lines segment, our core commercial auto business operates in the following five traditional business market targets (BMT):
•for-hire specialty;
•for-hire transportation;
•tow;
•contractor; and
•business auto.
At March 31, 2026, about 84% of Commercial Lines policies in force had 12-month terms. The majority of our Commercial Lines business is written through the independent agency channel, although we continue to focus on growing our direct business, with about 12% of our core commercial auto premiums written through the direct channel.
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

	Three Months Ended March 31,
	2026		2025
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Vehicles
Agency	$1,284	17.2%	$1,271	18.1%
Direct	1,124	11.1	1,013	11.4
Property	167	21.7	99	12.8
Total Personal Lines	2,575	14.0	2,383	14.3
Commercial Lines	284	11.0	338	12.5
Other indemnity[1]	(7)	NM	(4)	NM
Total underwriting operations	$2,852	13.6%	$2,717	14.0%
1 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
Our underwriting profit margin for the first quarter 2026 was relatively consistent with the prior year despite a 20%, or $248 million, increase in advertising expense, due to the growth in net premiums earned.
See the Losses and Loss Adjustment Expenses (LAE) section below for further discussion of our catastrophe losses, auto frequency and severity trends, and reserve development recognized during the periods and the Underwriting Expenses section for further discussion of our advertising and non-acquisition expenses.

Further underwriting results for our Personal Lines business, Commercial Lines business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2026	2025	Change
Personal Lines
Vehicles
Agency
Loss & loss adjustment expense ratio	64.6	63.9	0.7
Underwriting expense ratio	18.2	18.0	0.2
Combined ratio	82.8	81.9	0.9
Direct
Loss & loss adjustment expense ratio	67.6	67.3	0.3
Underwriting expense ratio	21.3	21.3	0
Combined ratio	88.9	88.6	0.3
Property
Loss & loss adjustment expense ratio	49.0	58.4	(9.4)
Underwriting expense ratio	29.3	28.8	0.5
Combined ratio	78.3	87.2	(8.9)
Total Personal Lines
Loss & loss adjustment expense ratio	65.6	65.4	0.2
Underwriting expense ratio	20.4	20.3	0.1
Combined ratio	86.0	85.7	0.3
Commercial Lines
Loss & loss adjustment expense ratio	67.4	67.8	(0.4)
Underwriting expense ratio	21.6	19.7	1.9
Combined ratio	89.0	87.5	1.5
Total Underwriting Operations
Loss & loss adjustment expense ratio	65.9	65.8	0.1
Underwriting expense ratio	20.5	20.2	0.3
Combined ratio	86.4	86.0	0.4
Accident year – Loss & loss adjustment expense ratio[2]	68.1	67.2	0.9
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

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2026	2025
Change in net loss and LAE reserves	$1,126	$1,119
Paid losses and LAE	12,701	11,685
Total incurred losses and LAE	$13,827	$12,804
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
Our total loss and LAE ratio increased 0.1 points, for the first quarter 2026, compared to the same period last year, primarily due to increased severity, partially offset by a decrease in catastrophe losses and higher favorable prior accident years reserve development. On an accident year basis, our loss and LAE ratio was 0.9 points higher than the first quarter 2025.
The following table shows our consolidated catastrophe losses and related combined ratio point impact, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended March 31,
	2026		2025
($ in millions)	$	Point[1]	$	Point[1]
Personal Lines
Vehicles	$167	0.9	$300	1.9
Property	96	12.5	154	19.8
Total Personal Lines	263	1.4	454	2.7
Commercial Lines	5	0.2	5	0.2
Total net catastrophe losses incurred	$268	1.3	$459	2.4
1 Represents catastrophe losses incurred during the period, including the impact of reinsurance, as a percent of net premiums earned.
Changes in our estimate of our ultimate losses on catastrophes currently reserved, along with potential future catastrophes, could have a material impact on our financial condition, cash flows, or results of operations. We reinsure various risks including, but not limited to, catastrophic losses. We do not have catastrophe-specific reinsurance for our personal auto or core commercial auto businesses. Our reinsurance programs include catastrophe per occurrence excess of loss contracts and aggregate excess of loss contracts for our personal property business and certain BOP product coverages, and catastrophe per occurrence excess of loss contracts for our boat product. We also purchase excess of loss reinsurance on our workers’ compensation insurance and our higher-limit commercial auto liability product offered by our Fleet & Specialty business and on certain BOP product coverages.
We evaluate our reinsurance programs during the renewal process, if not more frequently, to ensure our programs continue to effectively address the company’s risk tolerance. With respect to our personal property business, in the first quarter 2026, we entered into a new catastrophe aggregate excess of loss reinsurance contract for claims occurring in 2026 that has multiple layers of coverage. The 2026 program provides a higher coverage limit than the 2025 program and includes coverage for named storms and other types of perils (e.g., wildfires, winter storms, severe thunderstorms). See Item 1, Business – Reinsurance in our
2025 Form 10-K for a discussion of our various reinsurance programs.
While the total coverage limit and per-event retention will evolve to fit the growth of our business, we expect to remain a consistent purchaser of reinsurance coverage. While the availability of reinsurance is subject to many forces outside of our control, the types of reinsurance that we elected to purchase during the first quarter 2026 were readily available and competitively priced. On a year-over-year basis, we did not incur a material change in the aggregate costs of our reinsurance programs. See Item 1A, Risk Factors in our 2025 Form 10-K for a discussion of certain risks related to catastrophe events.
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

On a calendar-year basis, the change in total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) over the prior-year period, was as follows:

Quarter
Coverage Type	2026
Bodily injury	8%
Collision	(1)
Personal injury protection	(2)
Property damage	1
Total	3
The year-over-year increase in total severity was predominantly driven by bodily injury coverage, due to higher medical costs, more large losses, and a higher rate of plaintiff-attorney represented claims, compared to the prior year.
To address inherent seasonality trends and lessen the effects of month-to-month variability in the commercial auto products, we use a trailing 12-month period in assessing severity. Since the loss patterns in the core commercial auto products are not indicative of our other commercial auto products (i.e., TNC and Fleet & Specialty businesses), disclosing severity and frequency trends excluding those businesses is more representative of our overall experience for the majority of our commercial products. As of the end of the first quarter 2026, our core commercial auto products’ trailing 12-month incurred severity increased 4%, compared to the same period last year.
It is a challenge to estimate future severity, but we continue to monitor changes in the underlying costs, such as tariffs, general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, and jury verdicts, along with regulatory changes and other factors that may affect severity.
The change in total personal auto incurred frequency, on a calendar-year basis, over the prior-year period, was as follows:

Quarter
Coverage Type	2026
Bodily injury	(2)%
Collision	0
Personal injury protection	1
Property damage	(1)
Total	0
On a trailing 12-month basis, our core commercial auto products’ incurred frequency decreased 8% as of the end of the first quarter 2026, we believe, in part, due to a shift in the mix of business and lower vehicle miles traveled, compared to the same period last year.
We closely monitor changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any certainty. We will continue to analyze trends to distinguish changes in our experience from other external factors, such as changes in the number of vehicles per household, miles driven, vehicle usage, gasoline prices, advances in vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, changes in customer driving patterns, and the ridesharing economy, to allow us to react quickly to price for these trends and to reserve more accurately for our loss exposures.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended March 31,
($ in millions)	2026		2025
Actuarial Adjustments
Reserve decrease (increase)
Prior accident years	$122		$25
Current accident year	29		14
Calendar-year actuarial adjustments	$151		$39
Prior Accident Years Development
Favorable (unfavorable)
Actuarial adjustments	$122		$25
All other development	329		253
Total development	$451		$278
(Increase) decrease to calendar-year combined ratio	2.2	pts.	1.4	pts.
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

For the Personal Lines vehicle products and the Commercial Lines business, development for catastrophe losses would be reflected in “all other development,” to the extent they relate to prior year reserves. For our Personal Lines property business, 100% of catastrophe losses are reviewed monthly, and any development on catastrophe reserves are included as part of the actuarial adjustments. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years development.
“All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than anticipated in our incurred but not recorded (IBNR) reserves, and changes in reserve estimates on specific claims. Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date the reserves are initially established until losses are fully developed. Our ability to meet this objective is impacted by many factors, such as the factors impacting estimates described above.
As reflected in the table above, we experienced favorable prior accident years reserve development during the first three months of 2026 and 2025. The favorable development during the first three months of 2026 was, in part, due to lower than anticipated bodily injury severity, more subrogation and salvage recoveries than anticipated, and lower than anticipated payments on previously closed but reopened property damage claims.
See Note 6 – Loss and Loss Adjustment Expense Reserves to the consolidated financial statements for a more detailed discussion of our prior accident years reserve development and V. Critical Accounting Estimates in our 2025 Annual Report to Shareholders for a discussion of the application of estimates and assumptions in the establishment of our loss reserves.

Underwriting Expenses
Underwriting expenses include policy acquisition costs and other underwriting expenses. The underwriting expense ratio is our underwriting expenses, net of certain fees and other revenues, expressed as a percentage of net premiums earned. For the first quarter 2026, our underwriting expense ratio was up 0.3 points, compared to the same period last year. The increase was primarily attributable to the increase in our advertising spend. During the first quarter 2026, we continued to invest heavily in advertising to capture consumer shopping, and will continue to advertise to maximize growth, as long as we remain on track to achieve our profitability goal and can acquire customers at or below our target acquisition cost. For the three months ended March 31, 2026, our total companywide advertising costs were $1.5 billion, which was 20%, or 0.7 points, greater than the same period last year.
To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to policy acquisition (e.g., advertising and agency commissions) from our underwriting expense ratio. By excluding acquisition costs from our underwriting expense ratio, we are able to understand costs other than those necessary to acquire new policies and grow the business. For the first quarter 2026, our NAER decreased 0.4 points and 0.1 points in our personal vehicle and core commercial auto businesses, respectively, compared to the same period last year, while increasing 0.5 points in our personal property business. We remain committed to efficiently managing operational non-acquisition expenses.

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

	Three Months Ended March 31,
($ in millions)	2026	2025	% Change
Net Premiums Written
Personal Lines
Vehicles
Agency	$7,827	$7,473	5%
Direct	11,085	10,067	10
Property	693	733	(5)
Total Personal Lines	19,605	18,273	7
Commercial Lines	4,033	3,933	3
Other indemnity[1]	3	0	NM
Total underwriting operations	$23,641	$22,206	6%
Net Premiums Earned
Personal Lines
Vehicles
Agency	$7,480	$7,026	6%
Direct	10,134	8,908	14
Property	770	776	(1)
Total Personal Lines	18,384	16,710	10
Commercial Lines	2,583	2,699	(4)
Other indemnity[1]	1	0	NM
Total underwriting operations	$20,968	$19,409	8%
NM = Not meaningful
[1] Includes other underwriting business and run-off operations.

	March 31,
(# in thousands)	2026	2025	% Change
Policies in Force
Personal Lines
Agency - auto	11,056	10,146	9%
Direct - auto	16,572	14,771	12
Special lines	7,101	6,637	7
Property	3,640	3,576	2
Total Personal Lines	38,369	35,130	9
Commercial Lines	1,196	1,162	3
Companywide total	39,565	36,292	9%
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments. Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining our current customers as a critical component of our continued growth.

D. Personal Lines
Our Personal Lines business offers personal vehicle (personal auto and special lines) and residential property insurance products to consumers, with the operating goal of growing the number of insured products within our policyholders’ households. In our discussion below, we report our personal auto and personal property business results separately as components of our Personal Lines segment to provide a further understanding of our products. Our personal auto business discussions are further separated between the agency and direct distribution channels. For the three months ended March 31, 2026, 41% of our personal auto business was written through the agency channel and 59% was written through the direct channel. For the first quarter 2026, consumer segment results varied by channel, as discussed below, and our total personal auto business experienced overall growth in policies in force, new business applications, and conversion, while quotes were down, compared to the same period last year.
Personal Auto - Agency
The year-over-year changes in our personal auto agency business were as follows:

	Change Over Prior Year Quarter
	2026	2025
Applications
New	0%	30%
Renewal	13	17
Total	10	19
Written premium per policy
New	(3)	(4)
Renewal	(5)	(1)
Total	(4)	(2)
Policy life expectancy
Trailing 3 months	(3)	(5)
Trailing 12 months	(6)	(1)
The personal auto agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the first quarter 2026, we generated new agency personal auto application growth in 20 states, including six of our top 10 largest agency states.
Compared to the same period in the prior year, all consumer segments experienced a low single digit decline in new application growth, except Dianes, who experienced a low single-digit increase. Sams and Dianes experienced a single-digit increase in policies in force growth, Wrights experienced a low double-digit increase, and Robinsons experienced a single-digit decline.
For the first quarter 2026, on a year-over-year basis, we experienced flat growth in personal agency auto quote volume and rate of conversion (i.e., converting a quote to a sale), compared to the same period last year. For the first quarter 2026, Sams experienced a low single-digit increase in quote volume, compared to the same period in the prior year, while Dianes and Robinsons saw a low single-digit decline and Wrights were flat. Dianes experienced a low single-digit increase in conversion for the first quarter 2026, compared to the same period last year, Sams and Wrights saw a low single-digit decline, and Robinsons conversion was flat.
The decline in new applications and quotes for Robinsons, compared to the prior year period, was due to several initiatives implemented in our personal property business that were focused on improving profitability, as discussed in the Personal Property section below. These initiatives, which began during the last half of 2024, focused primarily on home and condo coverages and impacted growth in bundled personal auto and homeowners policies.
Our personal auto rates were relatively stable during the quarter. The decrease in written premium per policy for new and renewal personal auto agency business for the first quarter 2026, compared to the same period last year, was in part attributable to rate decreases in certain markets and a shift in the mix of business, including a shift to a higher percentage of 6-month policies, which have about half of the amount of net premiums written as policies with 12-month terms.
Our trailing 3- and 12-month policy life expectancy in the agency auto business experienced a decrease at the end of the first quarter 2026, on a year-over-year basis, which we believe is primarily due to a shift in our mix of business and increased shopping and competition in the marketplace.
Personal Auto - Direct
The year-over-year changes in our personal auto direct business were as follows:

	Change Over Prior Year Quarter
	2026	2025
Applications
New	4%	33%
Renewal	15	21
Total	12	24
Written premium per policy
New	5	3
Renewal	(1)	1
Total	0	2
Policy life expectancy
Trailing 3 months	(9)	(5)
Trailing 12 months	(8)	(7)

The personal auto direct business includes business written directly by Progressive online or by phone. During the first quarter 2026, we generated new direct personal auto application growth in 27 states, including seven of our top 10 largest direct states. Compared to the same period in the prior year, Sams and Dianes experienced a single-digit increase in new applications, while Wrights and Robinsons experienced a single-digit decline for the first quarter 2026. Policies in force grew between 10% and 13% in each consumer segment, compared to the same period last year.
For the first quarter 2026, direct personal auto quote volume decreased 5%, with a rate of conversion increase of 9%, compared to the same period last year, primarily driven by our competitiveness in the marketplace. For the first quarter 2026, all consumer segments experienced a decline in quote volume, except Sams, who were flat, compared to the same period last year. For the first three months of 2026, all consumer segments experienced an increase in conversion, compared to the same period in the prior year.
The personal property profitability initiatives that negatively affected Robinsons new application and quote growth in the agency channel were not as impactful to the direct channel as the majority of the property business bundles with personal auto in the direct channel is written through unaffiliated third-party carriers, which remain available even when we restrict writing our personal property products.
Our personal auto rates were relatively stable during the quarter, resulting in relatively steady written premium per policy for the first quarter 2026, compared to the same period last year.
Our trailing 3- and 12-month policy life expectancy in the direct auto business experienced a decrease at the end of the first quarter 2026, on a year-over-year basis, which we believe is primarily due to a shift in our mix of business and increased shopping and competition in the marketplace.
Personal Property
The year-over-year changes in our personal property business were as follows:

	Change Over Prior Year Quarter
	2026	2025
Applications
New	(3)%	0%
Renewal	1	13
Total	0	8
Written premium per policy
New	16	(42)
Renewal	(11)	(3)
Total	(7)	(10)
Policy life expectancy Trailing 12 months	(8)	(17)
Our personal property business writes residential property insurance for homeowners and renters, umbrella, and flood insurance through the “Write Your Own” program for the National Flood Insurance Program. Our personal property business insurance is written in the agency and direct channels.
In addition to reducing our overall exposure in more volatile weather-related markets (e.g., coastal, wildfire, and hail-prone areas), we continued to focus on achieving profitability goals and, in the second half of 2025, we began to increase product availability in markets where we believe we can achieve our profitability targets for our homeowners product, which we define as our total personal property business excluding renters and umbrella products. In the growth-oriented markets, homeowners product policies in force decreased 2% on a year-over-year basis as of March 31, 2026. Policies in force decreased 17% in the volatile weather markets as of the end of the first quarter 2026, compared to the same period in the prior year.
We believe actions taken to address profitability adversely impacted new business application growth. During the first three months of 2026, we continued several initiatives, including: (i) prioritizing insuring lower-risk properties (e.g., new construction, existing homes with newer roofs); (ii) having underwriting restrictions in place in certain states, to only accept new homeowners product business when the property policy is bundled with a Progressive personal auto policy, where permitted; (iii) restricting new business that provides coverage for non-owner-occupied properties (e.g., short-term vacation rental, secondary residence, etc.) in the majority of states; and, (iv) maintaining our cost sharing with policyholders through mandatory wind and hail deductibles and roof depreciation schedules in markets where permitted. During the third quarter 2025, we began to take actions in certain states to generate new business growth at the state level based on our concentration risks, product segmentation, rate adequacy, cost sharing execution, and regulatory and market conditions. Some of these actions include expanding independent agency relationships, reopening new business in certain agency and direct channel markets, and lifting underwriting restrictions on older roofs, medium- to high-value homes, and non-bundled homeowners products in certain markets.
Our written premium per policy decreased on a year-over-year basis for the first quarter 2026, primarily attributable to a continued shift in the mix of business to more renters policies, which have lower average written premiums, and a decline in homeowners policies in force in both volatile weather-related markets and non-owner-occupied properties, which both have higher average premiums. The effect of these declines were partially offset by rate increases taken during the last 12 months and higher premium coverages reflecting increased property values. During the first quarter 2026, we increased rates, in aggregate, about 1% in our personal property business. We intend to continue to make targeted rate increases in states where we are not achieving our profitability goals.
The policy life expectancy in our personal property business shortened as of the end of the first quarter 2026, compared to the same period last year, which we believe is primarily driven by a continued shift in the mix of business to more renters policies.
E. Commercial Lines
The following table and discussion focuses on our core commercial auto products, which accounted for about 80% of our Commercial Lines segment net premiums written on a trailing 12-month basis, as of the end of the first quarter 2026. Year-over-year changes in our core commercial auto products were as follows:

	Change Over Prior Year Quarter
	2026	2025
Applications
New	(6)%	8%
Renewal	9	4
Total	4	5
Written premium per policy
New	(4)	(8)
Renewal	(5)	(5)
Total	(4)	(6)
Policy life expectancy Trailing 12 months	5	(6)
For the first quarter 2026, on a year-over-year basis, core commercial auto new application growth was negative in all BMTs, except for-hire specialty and tow. The decrease in new application growth was affected by rate and non-rate actions taken to address profitability challenges. Policies in force grew in all of our BMTs, except in for-hire transportation and for-hire specialty, compared to the same period in the prior year. For the first quarter 2026, quote volume and the rate of conversion increased about 1% and decreased about 8%, respectively, in our core commercial auto products, compared to the same period in the prior year. We believe the decrease in conversion was primarily attributable to rate increases taken over the last year and increased consumer shopping.
The effect the previously discussed rate increases had on written premium per policy for our core commercial auto business was offset by a continued shift in the mix of business and a shift to a greater mix of policies with 6-month terms in our contractor and business auto BMTs, which have about half the amount of net premiums written as 12-month policies. During the first quarter 2026, rates remained stable in our core commercial auto products. We will continue to evaluate our rate need and adjust rates as we deem necessary.
Our policy life expectancy increased in all BMTs, except in for-hire specialty, as of the end of the first quarter 2026, compared to the same period last year. Additionally, the improvement in total policy life expectancy was due to a shift in the mix of business to BMTs with historically higher policy life expectancies, moderation of our rate increases, and various initiatives, such as payment and renewal reminders.

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
The following table summarizes investment results for the periods ended March 31:

	Three Months
	2026	2025
Pretax recurring investment book yield (annualized)	4.2%	4.1%
FTE total return:
Fixed-income securities	0.3	2.5
Common stocks	(4.1)	(5.0)
Total portfolio	0.1	2.2

The change in the fixed-income portfolio FTE total return, compared to the prior year period, primarily reflected movement in U.S. Treasury yields year-over-year.
A further break-down of our FTE total returns for our fixed-income portfolio for the periods ended March 31, follows:

	Three Months
	2026	2025
Fixed-income securities:
U.S. government	0%	2.9%
State and local government	0.6	2.0
Foreign government	(1.1)	1.6
Corporate and other debt	0.2	2.0
Residential mortgage-backed	0.8	2.0
Commercial mortgage-backed	0.9	2.2
Other asset-backed	0.8	1.4
Nonredeemable preferred stocks	1.0	1.8
Short-term investments	0.9	1.1

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Average Rating[1]
March 31, 2026
U.S. government	$44,417	47.2%	4.8	AA+
State and local government	3,087	3.3	2.8	AA+
Foreign government	16	0	0.4	AAA
Corporate and other debt	20,986	22.3	2.8	BBB+
Residential mortgage-backed	4,136	4.4	2.2	AA+
Commercial mortgage-backed	6,991	7.4	1.1	AA
Other asset-backed	8,199	8.7	1.1	AA
Nonredeemable preferred stocks	240	0.2	1.3	BB+
Short-term investments	2,126	2.3	<0.1	A
Total fixed-income securities	90,198	95.8	3.5	AA-
Common equities	3,933	4.2	na	na
Total portfolio[2]	$94,131	100.0%	3.5	AA-
March 31, 2025
U.S. government	$44,318	53.0%	4.5	AA+
State and local government	2,604	3.1	2.8	AA+
Foreign government	16	0	1.4	AAA
Corporate and other debt	16,016	19.2	2.7	BBB+
Residential mortgage-backed	2,183	2.6	2.5	AA+
Commercial mortgage-backed	4,825	5.8	1.6	A+
Other asset-backed	7,139	8.5	1.2	AA+
Nonredeemable preferred stocks	584	0.7	1.2	BBB-
Short-term investments	2,595	3.1	<0.1	A+
Total fixed-income securities	80,280	96.0	3.4	AA-
Common equities	3,384	4.0	na	na
Total portfolio[2]	$83,664	100.0%	3.4	AA-
December 31, 2025
U.S. government	$43,298	44.5%	5.4	AA+
State and local government	3,303	3.4	2.6	AA+
Foreign government	17	0	0.7	AAA
Corporate and other debt	19,991	20.5	2.6	BBB+
Residential mortgage-backed	3,175	3.3	2.3	AA+
Commercial mortgage-backed	5,973	6.1	1.4	AA-
Other asset-backed	7,109	7.3	1.2	AA
Nonredeemable preferred stocks	404	0.4	1.0	BB+
Short-term investments	10,005	10.3	<0.1	AA-
Total fixed-income securities	93,275	95.8	3.4	AA-
Common equities	4,098	4.2	na	na
Total portfolio[2]	$97,373	100.0%	3.4	AA-
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
2 At March 31, 2026 and 2025, and December 31, 2025, we had $443 million, $297 million, and $200 million, respectively, of net unsettled security transactions included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.
The total fair value of the portfolio at March 31, 2026 and 2025, and December 31, 2025, included $6.2 billion, $3.5 billion, and $13.0 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions. A portion of the investments held at December 31, 2025 were sold and proceeds were used to pay our common share dividends in January 2026; see Note 10 – Dividends for additional information.

Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities.
Group I securities, 6% of the total portfolio at March 31, 2026, include:
•common equities,
•nonredeemable preferred stocks,
•redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends, which are included in Group II, and
•all other non-investment-grade fixed-maturity securities.
Group II securities, 94% of the total portfolio at March 31, 2026, include:
•short-term securities, and
•all other fixed-maturity securities, including 50% of investment-grade redeemable preferred stocks with cumulative dividends.
We believe this asset allocation strategy allows us to appropriately assess the risks associated with these securities for capital purposes and is in line with the treatment by our regulators. Non-investment-grade fixed-maturity securities are determined by National Association of Insurance Commissioners (NAIC) and nationally recognized statistical rating organizations (NRSROs) as applicable.
Our common equities portfolio is primarily indexed to the Russell 1000, with a goal of a +/- 50bps GAAP income targeted total return tracking error.
See Note 2 – Investments for a further break-out of our portfolio.
Unrealized Gains (Losses)
As of March 31, 2026 and 2025, our fixed-maturity portfolio had a total after-tax net unrealized loss, which is recorded as part of accumulated other comprehensive income (loss) on our consolidated balance sheets, of $0.5 billion, compared to a total after-tax net unrealized gain of $0.1 billion at December 31, 2025. The decline from December 31, 2025 was due to valuation decreases across all fixed-maturity sectors as interest rates rose during 2026. Our U.S. government and corporate and other debt securities had the most significant valuation decrease from year end.
See Note 2 – Investments for a further break-out of our gross unrealized gains (losses).
Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. Following are the primary exposures for our fixed-income portfolio.

Interest Rate Risk Our duration of 3.5 years at March 31, 2026 and 3.4 years at both March 31, 2025, and December 31, 2025, fell within our acceptable range of 1.5 to 5.0 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2026	March 31, 2025	December 31, 2025
1 year	12.3%	11.1%	11.8%
2 years	13.7	8.2	9.2
3 years	22.2	25.2	19.5
5 years	26.4	35.3	28.2
7 years	17.0	19.4	19.4
10 years	8.4	0.8	11.9
Total fixed-income portfolio	100.0%	100.0%	100.0%

Credit Risk This exposure is managed by maintaining an A minimum weighted average portfolio credit quality rating, as defined by NRSROs. At March 31, 2026 and 2025, and December 31, 2025, our weighted average credit quality rating was AA-. The credit quality distribution of the fixed-income portfolio was:

Average Rating[1]	March 31, 2026	March 31, 2025	December 31, 2025
AAA	16.1%	13.6%	13.2%
AA	54.9	60.8	59.6
A	9.3	7.4	8.8
BBB	18.2	17.1	17.1
Non-investment grade/non-rated
BB	1.3	0.9	1.1
B	0.1	0.1	0.1
Non-rated	0.1	0.1	0.1
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The credit quality ratings are assigned by NRSROs.

Concentration Risk We did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our investment constraints during the first quarter 2026.

Prepayment and Extension Risk We did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the first quarter 2026.

Liquidity Risk Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity. During the next 12 months, we expect approximately $10.6 billion, or 24%, of principal repayment from our fixed-income portfolio, excluding U.S. government securities and short-term investments. Cash from interest and dividend payments provides an additional source of recurring liquidity.
The duration of our U.S. government securities, which are included in the fixed-income portfolio, was comprised of the following at March 31, 2026:

($ in millions)	Fair Value	Duration (years)
Less than one year[1]	$345	0.8
One to two years	2,391	1.8
Two to three years	5,862	2.6
Three to five years	11,294	4.1
Five to seven years	17,371	5.5
Seven to ten years	7,154	7.9
Total U.S. government	$44,417	4.8
1 Excludes $627 million of U.S. Treasury Bills included in short-term investments.
ASSET-BACKED SECURITIES
The following table details the credit quality rating of our asset-backed securities at March 31, 2026:

(millions) Average Rating[1]	Residential Mortgage-Backed	Commercial Mortgage-Backed	Other Asset-Backed	Total
AAA	$3,116	$3,935	$5,623	$12,674
AA	132	1,271	140	1,543
A	690	595	912	2,197
BBB	196	822	1,476	2,494
Non-investment-grade/non-rated:
BB	0	355	48	403
B	0	13	0	13
CCC and lower	1	0	0	1
Non-rated	1	0	0	1
Total fair value	$4,136	$6,991	$8,199	$19,326
1 The credit quality ratings are assigned by NRSROs.
Our residential mortgage-backed portfolio consists of securities that are backed by high-credit quality borrowers and/or those that have strong structural protections through underlying loan collateralization. The fair value of this portfolio grew by $1.0 billion during the first quarter 2026 and new purchases were concentrated in high-quality investment-grade securities and contained both fixed-rate and adjustable residential mortgages. We continued to view this sector as having attractive risk-adjusted spreads and potential returns.

The commercial mortgage-backed portfolio fair value grew by $1.0 billion during the first quarter 2026 as we continued to view commercial mortgage-backed spreads as attractive. The growth in the portfolio was primarily the result of purchases of investment-grade securities backed by single-borrower transactions across various sectors including apartments, logistics, grocery-anchored retail, lodging, office, and self-storage. We maintained a preference for geographically diversified portfolios or high-quality single assets in major markets.

A further break-down of our other asset-backed securities (OABS) at March 31, 2026:

(millions) Average Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total
AAA	$2,324	$2,182	$38	$0	$814	$265	$5,623
AA	3	59	1	0	42	35	140
A	0	0	0	0	183	729	912
BBB	0	0	0	1,371	0	105	1,476
Non-investment grade/non-rated:
BB	0	0	0	0	0	48	48
Total fair value	$2,327	$2,241	$39	$1,371	$1,039	$1,182	$8,199
The OABS portfolio fair value grew by $1.1 billion during the first quarter 2026. The growth in the portfolio was primarily the result of adding securities in highly-rated senior and short-tenor debt tranches that we viewed as having attractive spreads and potential returns. Additions were made in both the new issue and secondary markets.
STATE AND LOCAL GOVERNMENT SECURITIES
The following table details the credit quality rating of our state and local government (municipal) securities at March 31, 2026:

(millions) Average Rating	General Obligations	Housing Revenue	Other Revenue	Total
AAA	$634	$362	$470	$1,466
AA	488	600	341	1,429
A	0	0	192	192
Total fair value	$1,122	$962	$1,003	$3,087
The municipal portfolio fair value decreased by $0.2 billion during the first quarter 2026, driven primarily by sales of tax-exempt bonds maturing in 2026, which were partially offset by security purchases. We increased exposure to Housing Finance Agency bonds across both taxable and tax-exempt structures to broaden the portfolio’s diversification.
CORPORATE AND OTHER DEBT SECURITIES
The following table details the credit quality rating of our corporate and other debt securities at March 31, 2026:

(millions) Average Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$40	$0	$0	$0	$0	$0	$95	$135
AA	70	0	383	894	0	0	44	1,391
A	677	618	123	3,436	283	100	532	5,769
BBB	4,046	2,116	512	2,157	1,926	211	1,815	12,783
Non-investment grade/non-rated:
BB	270	150	59	55	72	46	133	785
B	104	0	0	0	15	0	0	119
Non-rated	0	0	0	0	4	0	0	4
Total fair value	$5,207	$2,884	$1,077	$6,542	$2,300	$357	$2,619	$20,986
The corporate and other debt portfolio fair value grew by $1.0 billion during the first quarter 2026. At March 31, 2026, corporate and other debt securities made up approximately 23% of our fixed-income portfolio compared to 21% at December 31, 2025. During the quarter, we purchased select corporate debt securities that, in our view, offered more attractive risk/reward profiles.

NONREDEEMABLE PREFERRED STOCKS
The following table details the credit quality rating of our nonredeemable preferred stocks at March 31, 2026:

	Financial Services
(millions) Average Rating	U.S. Banks	Foreign Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$95	$9	$0	$32	$0	$39	$175
Non-investment grade/non-rated:
BB	16	0	0	0	0	0	16
Non-rated	0	0	20	20	9	0	49
Total fair value	$111	$9	$20	$52	$9	$39	$240
The majority of our nonredeemable preferred stocks have fixed-rate dividends until a call date and then, if not called, generally convert to floating-rate dividends or reset at a fixed spread to a benchmark U.S. Treasury yield. The interest rate duration is calculated to reflect the call, floor, and floating-rate features. Although a nonredeemable preferred stock will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. At March 31, 2026, our non-investment-grade nonredeemable preferred stocks were with issuers that maintain investment-grade senior debt ratings.
We also face the risk that dividend payments could be deferred for one or more periods or skipped entirely. As of March 31, 2026, we expect all of these securities to pay their dividends in full and on time. Approximately 96% of our nonredeemable preferred stocks pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
The nonredeemable preferred stock portfolio fair value decreased by $0.2 billion during the first quarter 2026. This decline was primarily due to nonredeemable preferred stocks that were called during the quarter.

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
•the impact on our investment returns and strategies from regulations and societal pressures relating to sustainability and other public policy matters;
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
•the impacts of epidemics, pandemics, or other widespread health risks; and
•other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission, including, without limitation, the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.5 years at March 31, 2026, compared to 3.4 years at March 31, 2025 and December 31, 2025. The weighted average beta of the equity portfolio was 1.1 at March 31, 2026 and December 31, 2025, compared to 1.0 at March 31, 2025. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For discussion of legal proceedings, see Note 9 – Litigation to the consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes in the risk factors from those discussed in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2026 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	811,063	$205.60	1,274,344	23,725,656
February	755,662	204.58	2,030,006	22,969,994
March	768,273	204.48	2,798,279	22,201,721
Total	2,334,998	$204.90
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under-leveraged capital.
In May 2025, the Board of Directors approved an authorization for the company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the first quarter 2026, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices.
Item 5. Other Information.
(c) Insider Trading Arrangements
During the first quarter 2026, certain executive officers entered into Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading arrangements provide for: (i) the sale of all (or a certain percentage) of the shares issued upon vesting for certain outstanding equity awards previously granted to the applicable executive, excluding any shares withheld by the company to satisfy tax withholding obligations (see our 2026 Proxy Statement for a description of the company’s equity compensation plans) and (ii) the sale and/or gift of a certain amount of shares (see “Additional or Specified Shares” below) held by the applicable executive, that are not sold in connection with the vesting of an outstanding equity award (as described above), some of which may have been the result of a prior vesting event for the applicable executive.
Below are the details of each applicable Rule 10b5-1 trading arrangement:

Name	Title	Date Entered	Date Expires[1]	Additional or Specified Shares
Steven A. Broz	Chief Information Officer	February 19, 2026	December 31, 2026	3,470
Susan Patricia Griffith	President and Chief Executive Officer	March 30, 2026	February 26, 2027	13,422
John Murphy	Claims President	February 19, 2026	January 29, 2027	5,916
Andrew J. Quigg	Chief Strategy and Finance Management Officer	January 29, 2026	January 29, 2027	531
1 Subject to the plan’s earlier expiration or completion in accordance with its terms.

Additional Information
President and CEO Susan Patricia Griffith’s quarterly letter to shareholders is included as Exhibit 99 to this Quarterly Report on Form 10-Q and in our online shareholders’ report located on our investor relations website at: investors.progressive.com/financials.
Item 6. Exhibits.
See exhibit index contained herein beginning on page 48, which is incorporated by reference from information with respect to this item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	May 4, 2026	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.1	Amendment to Discretionary Line Documents - Discretionary Line of Credit from PNC Bank, National Association, to The Progressive Corporation (2026 Amendment)	Filed herewith
4	4.2	Fifth Supplemental Indenture between The Progressive Corporation and U.S. Bank Trust Company, National Association, as trustee	Current Report on Form 8-K (filed March 26, 2026; Exhibit 4.1 therein)
4	4.3	Form of 4.60% Senior Note due 2031	Current Report on Form 8-K (filed March 26, 2026; Exhibit 4.2 therein)
4	4.4	Form of 5.15% Senior Note due 2036	Current Report on Form 8-K (filed March 26, 2026; Exhibit 4.3 therein)
10	10.1	Form of Restricted Stock Unit Award Agreement for Time-Based Awards (for 2026)	Filed herewith
10	10.2	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance Versus Market) (for 2026)	Filed herewith
10	10.3	Form of Restricted Stock Unit Award Agreement for Special Time/Performance-Based Award (for 2026)	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith