Form 10-Q
period 2026-06-30
PROGRESSIVE CORP/OH/
filed 2026-08-03
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
Common Shares, $1.00 par value: 581,371,770 outstanding at July 2, 2026

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2026	2025	2026	2025
(millions — except per share amounts)
Revenues
Net premiums earned	$21,573	$20,310	$42,541	$39,719
Investment income	979	871	1,896	1,685
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	16	19	112	20
Net holding period gains (losses) on securities	588	368	372	155
Total net realized gains (losses) on securities	604	387	484	175
Fees and other revenues	305	303	602	590
Service revenues	148	133	274	244
Total revenues	23,609	22,004	45,797	42,413
Expenses
Losses and loss adjustment expenses	14,572	13,605	28,399	26,409
Policy acquisition costs	1,567	1,511	3,105	2,967
Other underwriting expenses	3,009	2,689	6,057	5,408
Investment expenses	10	9	18	16
Service expenses	154	139	285	256
Interest expense	88	69	158	139
Total expenses	19,400	18,022	38,022	35,195
Net Income
Income before income taxes	4,209	3,982	7,775	7,218
Provision for income taxes	898	807	1,646	1,476
Net income	3,311	3,175	6,129	5,742
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	(375)	428	(949)	1,327
Net unrealized losses on forecasted transactions	0	1	0	1
Foreign currency translation adjustment	(1)	0	(1)	0
Other comprehensive income (loss)	(376)	429	(950)	1,328
Comprehensive income (loss)	$2,935	$3,604	$5,179	$7,070
Computation of Earnings Per Common Share
Average common shares outstanding - Basic	583.0	586.2	584.3	586.1
Net effect of dilutive stock-based compensation	1.2	1.6	1.3	1.6
Total average equivalent common shares - Diluted	584.2	587.8	585.6	587.7
Basic: Earnings per common share	$5.68	$5.42	$10.49	$9.80
Diluted: Earnings per common share	$5.67	$5.40	$10.47	$9.77

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31,
(millions)	2026	2025	2025
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $91,485, $82,372, and $82,704)	$90,435	$82,272	$82,866
Short-term investments (amortized cost: $1,978, $2,103, and $10,005)	1,978	2,103	10,005
Total available-for-sale securities	92,413	84,375	92,871
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $292, $517, and $419)	276	500	404
Common equities (cost: $870, $775, and $819)	4,532	3,735	4,098
Total equity securities	4,808	4,235	4,502
Total investments	97,221	88,610	97,373
Cash and cash equivalents	178	125	125
Restricted cash and cash equivalents	15	10	13
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	193	135	138
Accrued investment income	728	636	670
Premiums receivable, net of allowance for credit losses of $544, $501, and $552	17,106	16,406	15,362
Reinsurance recoverables	3,919	4,197	4,083
Prepaid reinsurance premiums	202	263	197
Deferred acquisition costs	2,211	2,110	2,044
Property and equipment, net of accumulated depreciation of $1,381, $1,369, and $1,460	922	820	783
Net federal deferred income taxes	681	633	748
Other assets	1,742	1,670	1,641
Total assets	$124,925	$115,480	$123,039
Liabilities and Shareholders’ Equity
Unearned premiums	$27,401	$26,335	$25,219
Loss and loss adjustment expense reserves	45,567	41,154	43,310
Dividends payable on common shares	58	58	7,972
Accounts payable, accrued expenses, and other liabilities	9,179	8,434	9,318
Debt[1]	8,387	6,895	6,897
Total liabilities	90,592	82,876	92,716
Common shares, $1.00 par value (authorized 900; issued 798, including treasury shares of 217, 212, and 212)	581	586	586
Paid-in capital	2,338	2,192	2,307
Retained earnings	32,261	29,921	27,327
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	(832)	(81)	117
Net unrealized losses on forecasted transactions	(13)	(13)	(13)
Foreign currency translation adjustment	(2)	(1)	(1)
Total accumulated other comprehensive income (loss)	(847)	(95)	103
Total shareholders’ equity	34,333	32,604	30,323
Total liabilities and shareholders’ equity	$124,925	$115,480	$123,039
1 Consists of both short-term and long-term debt. See Note 4 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months		Six Months
Periods Ended June 30,	2026	2025	2026	2025
(millions — except per share amounts)
Common Shares, $1.00 Par Value
Balance, beginning of period	$584	$586	$586	$586
Treasury shares purchased	(3)	0	(5)	0
Balance, end of period	581	586	581	586
Paid-In Capital
Balance, beginning of period	2,314	2,160	2,307	2,145
Amortization of equity-based compensation	36	32	52	48
Treasury shares purchased	(12)	0	(21)	(1)
Balance, end of period	2,338	2,192	2,338	2,192
Retained Earnings
Balance, beginning of period	29,612	26,732	27,327	24,283
Net income	3,311	3,175	6,129	5,742
Treasury shares purchased	(599)	(13)	(1,066)	(66)
Cash dividends declared on common shares ($0.10, $0.10, $0.20, and $0.20 per share)	(58)	(58)	(116)	(117)
Other, net	(5)	85	(13)	79
Balance, end of period	32,261	29,921	32,261	29,921
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(471)	(524)	103	(1,423)
Other comprehensive income (loss)	(376)	429	(950)	1,328
Balance, end of period	(847)	(95)	(847)	(95)
Total shareholders’ equity	$34,333	$32,604	$34,333	$32,604
There are 20 million Serial Preferred Shares authorized. There are 5 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2026	2025
(millions)
Cash Flows From Operating Activities
Net income	$6,129	$5,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	157	149
Net amortization (accretion) of fixed-income securities	(79)	(55)
Amortization of equity-based compensation	52	48
Net realized (gains) losses on securities	(484)	(175)
Net (gains) losses on disposition of property and equipment	2	1
Changes in:
Premiums receivable	(1,744)	(2,037)
Reinsurance recoverables	164	568
Prepaid reinsurance premiums	(5)	86
Deferred acquisition costs	(167)	(149)
Income taxes	241	(173)
Unearned premiums	2,182	2,477
Loss and loss adjustment expense reserves	2,257	2,097
Accounts payable, accrued expenses, and other liabilities	(572)	550
Other, net	(159)	54
Net cash provided by operating activities	7,974	9,183
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(32,153)	(26,354)
Equity securities	(178)	(87)
Sales:
Fixed maturities	18,454	17,086
Equity securities	115	151
Maturities, paydowns, calls, and other:
Fixed maturities	5,032	4,006
Equity securities	164	177
Net (purchases) sales of short-term investments	8,080	(1,429)
Net change in unsettled security transactions	368	178
Purchases of property and equipment	(201)	(161)
Sales of property and equipment	35	52
Net cash used in investing activities	(284)	(6,381)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(8,030)	(2,754)
Acquisition of treasury shares for equity award tax liabilities	(44)	(55)
Acquisition of treasury shares acquired in open market	(1,048)	(12)
Net proceeds from debt issuances	1,487	0
Net cash used in financing activities	(7,635)	(2,821)
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	55	(19)
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	138	154
Cash, cash equivalents, restricted cash, and restricted cash equivalents – June 30	$193	$135
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
1. BASIS OF REPORTING AND ACCOUNTING
The accompanying consolidated financial statements include the accounts of The Progressive Corporation and our wholly owned insurance subsidiaries and non-insurance subsidiaries and affiliates in which we have a controlling financial interest; collectively referred to as Progressive, we, us, or our.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2026, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report to Shareholders).
Premiums Receivable
We perform analyses to evaluate our premiums receivable for expected credit losses. See our 2025 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2026	2025	2026	2025
Allowance for credit losses, beginning of period	$528	$473	$552	$460
Increase in allowance[1]	230	176	413	329
Write-offs[2]	(214)	(148)	(421)	(288)
Allowance for credit losses, end of period	$544	$501	$544	$501
1 Represents the incremental increase in other underwriting expenses.
2 Represents the portion of allowance that is reversed when the premiums receivable balances are written off. Premiums receivable balances are written off once we have exhausted our collection efforts.
Supplemental Cash Flow Information
Cash and cash equivalents include bank demand deposits. Restricted cash and restricted cash equivalents include collateral held against unpaid deductibles and cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which certain subsidiaries are participants.
Non-cash activity included the following in the respective periods:

	Six Months Ended June 30,
(millions)	2026	2025
Common share dividends[1]	$58	$58
Operating lease liabilities[2]	43	63
1 Declared but unpaid. See Note 10 – Dividends for further discussion.
2 From obtaining right-of-use assets.
In the respective periods, we paid the following:

	Six Months Ended June 30,
(millions)	2026	2025
Income taxes, net of refunds	$1,403	$1,644
Interest	138	138
Operating lease liabilities	49	45
New Accounting Standards
We did not adopt any new accounting standards during the three and six months ended June 30, 2026.
In May 2026, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that establishes accounting guidance for the recognition of environmental credits and environmental credit obligations. This ASU will be effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2027 (fiscal 2028 for calendar-year companies). We do not believe this ASU will have a material impact on our financial condition or results of operations.
In September 2025, the FASB issued an ASU that amends the existing accounting guidance for capitalization of internal-use software costs and provides more detailed guidelines around the criteria for capitalization. This ASU will be effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2027 (fiscal 2028 for calendar-year companies). We do not believe this ASU will have a material impact on our financial condition or results of operations.

2.  INVESTMENTS
The following tables present the composition of our investment portfolio by major security type:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2026
Available-for-sale securities:
Fixed maturities:
U.S. government	$44,463	$52	$(734)	$0	$43,781	45.0%
State and local government	3,904	10	(62)	0	3,852	4.0
Foreign government	16	0	0	0	16	0
Corporate and other debt	21,641	86	(139)	3	21,591	22.2
Residential mortgage-backed	4,291	14	(23)	0	4,282	4.4
Commercial mortgage-backed	7,674	8	(229)	0	7,453	7.7
Other asset-backed	9,496	7	(43)	0	9,460	9.7
Total fixed maturities	91,485	177	(1,230)	3	90,435	93.0
Short-term investments	1,978	0	0	0	1,978	2.0
Total available-for-sale securities	93,463	177	(1,230)	3	92,413	95.0
Equity securities:
Nonredeemable preferred stocks	292	0	0	(16)	276	0.3
Common equities	870	0	0	3,662	4,532	4.7
Total equity securities	1,162	0	0	3,646	4,808	5.0
Total portfolio[1]	$94,625	$177	$(1,230)	$3,649	$97,221	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2025
Available-for-sale securities:
Fixed maturities:
U.S. government	$46,684	$598	$(472)	$0	$46,810	52.8%
State and local government	3,030	12	(78)	0	2,964	3.3
Foreign government	17	0	0	0	17	0
Corporate and other debt	18,004	222	(112)	8	18,122	20.5
Residential mortgage-backed	2,644	21	(7)	2	2,660	3.0
Commercial mortgage-backed	5,325	10	(286)	0	5,049	5.7
Other asset-backed	6,668	26	(44)	0	6,650	7.5
Total fixed maturities	82,372	889	(999)	10	82,272	92.8
Short-term investments	2,103	0	0	0	2,103	2.4
Total available-for-sale securities	84,475	889	(999)	10	84,375	95.2
Equity securities:
Nonredeemable preferred stocks	517	0	0	(17)	500	0.6
Common equities	775	0	0	2,960	3,735	4.2
Total equity securities	1,292	0	0	2,943	4,235	4.8
Total portfolio[1]	$85,767	$889	$(999)	$2,953	$88,610	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2025
Available-for-sale securities:
Fixed maturities:
U.S. government	$43,114	$541	$(357)	$0	$43,298	44.5%
State and local government	3,342	19	(58)	0	3,303	3.4
Foreign government	17	0	0	0	17	0
Corporate and other debt	19,773	273	(68)	13	19,991	20.5
Residential mortgage-backed	3,152	28	(6)	1	3,175	3.3
Commercial mortgage-backed	6,194	12	(233)	0	5,973	6.1
Other asset-backed	7,112	28	(31)	0	7,109	7.3
Total fixed maturities	82,704	901	(753)	14	82,866	85.1
Short-term investments	10,005	0	0	0	10,005	10.3
Total available-for-sale securities	92,709	901	(753)	14	92,871	95.4
Equity securities:
Nonredeemable preferred stocks	419	0	0	(15)	404	0.4
Common equities	819	0	0	3,279	4,098	4.2
Total equity securities	1,238	0	0	3,264	4,502	4.6
Total portfolio[1]	$93,947	$901	$(753)	$3,278	$97,373	100.0%
1 At June 30, 2026 and 2025, and December 31, 2025, we had $568 million, $303 million, and $200 million, respectively, of net unsettled security transactions included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.
The total fair value of the portfolio at June 30, 2026 and 2025, and December 31, 2025, included $6.7 billion, $5.0 billion, and $13.0 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions. A portion of the investments held at December 31, 2025, were sold and proceeds were used to pay our common share dividends in January 2026; see Note 10 – Dividends for additional information.
At June 30, 2026, securities in the principal amount of $881 million were on deposit to meet state insurance and other regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government securities, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at June 30, 2026 or 2025, or December 31, 2025. At June 30, 2026, we did not hold any debt securities that were non-income producing during the preceding 12 months.
Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. These securities are reported at fair value:

	June 30,
(millions)	2026	2025	December 31, 2025
Fixed Maturities:
Corporate and other debt	$693	$731	$733
Residential mortgage-backed	827	615	792
Total hybrid securities	$1,520	$1,346	$1,525
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

Fixed Maturities The following table details the composition of fixed maturities by maturity at June 30, 2026:

(millions)	Cost	Fair Value
Less than one year	$11,419	$11,396
One to five years	47,762	47,152
Five to ten years	31,885	31,468
Ten years or greater	419	419
Total	$91,485	$90,435

Securities are classified in the maturity distribution table based upon their projected cash flows. Contractual maturities may differ from expected cash flows because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
June 30, 2026
U.S. government	91	$37,839	$(734)	51	$32,644	$(400)	40	$5,195	$(334)
State and local government	351	2,239	(62)	188	1,174	(9)	163	1,065	(53)
Corporate and other debt	379	10,640	(139)	305	8,825	(83)	74	1,815	(56)
Residential mortgage-backed	79	1,997	(23)	61	1,946	(17)	18	51	(6)
Commercial mortgage-backed	160	4,222	(229)	51	1,831	(7)	109	2,391	(222)
Other asset-backed	164	5,222	(43)	132	4,471	(18)	32	751	(25)
Total fixed maturities	1,224	$62,159	$(1,230)	788	$50,891	$(534)	436	$11,268	$(696)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
June 30, 2025
U.S. government	73	$10,463	$(472)	9	$2,878	$(20)	64	$7,585	$(452)
State and local government	275	1,677	(78)	53	289	(1)	222	1,388	(77)
Corporate and other debt	159	3,737	(112)	28	610	(6)	131	3,127	(106)
Residential mortgage-backed	29	385	(7)	11	342	(2)	18	43	(5)
Commercial mortgage-backed	153	3,331	(286)	16	448	(2)	137	2,883	(284)
Other asset-backed	79	1,797	(44)	40	880	(2)	39	917	(42)
Total fixed maturities	768	$21,390	$(999)	157	$5,447	$(33)	611	$15,943	$(966)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
December 31, 2025
U.S. government	62	$17,402	$(357)	8	$11,327	$(54)	54	$6,075	$(303)
State and local government	252	1,589	(58)	60	318	(1)	192	1,271	(57)
Corporate and other debt	141	3,821	(68)	36	1,177	(5)	105	2,644	(63)
Residential mortgage-backed	30	293	(6)	12	233	(1)	18	60	(5)
Commercial mortgage-backed	147	3,551	(233)	34	1,210	(3)	113	2,341	(230)
Other asset-backed	64	1,924	(31)	32	1,148	(3)	32	776	(28)
Total fixed maturities	696	$28,580	$(753)	182	$15,413	$(67)	514	$13,167	$(686)
A review of the securities in an unrealized loss position indicated that, at the end of each period presented, the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for credit losses deemed to be uncollectible during the first six months of 2026 or 2025, and did not have a material credit loss allowance balance as of June 30, 2026 and 2025, or December 31, 2025. No unrealized loss write offs were recorded during the six months ended June 30, 2026 or 2025.
As of June 30, 2026 and 2025, and December 31, 2025, we believe that none of the unrealized losses on our fixed-maturity securities were related to material credit losses on any specific securities, or in the aggregate. We continue to expect all the securities in our fixed-maturity portfolio will pay their principal and interest obligations.
In addition, we reviewed the accrued investment income on securities in an unrealized loss position at June 30, 2026 and 2025, and December 31, 2025, to determine if the accrued interest amounts were uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest and future principal obligations and, therefore, did not write off any accrued income as uncollectible at June 30, 2026 and 2025, or December 31, 2025.

Realized Gains (Losses) The following table details the components of net realized gains (losses) for the three and six months ended June 30:

	Three Months		Six Months
(millions)	2026	2025	2026	2025
Gross realized gains on security sales
Available-for-sale securities:
U.S. government	$51	$24	$150	$77
State and local government	0	0	1	0
Corporate and other debt	9	2	35	3
Residential mortgage-backed	0	1	1	1
Total available-for-sale securities	60	27	187	81
Equity securities:
Nonredeemable preferred stocks	2	0	10	2
Common equities	23	4	36	39
Total equity securities	25	4	46	41
Subtotal gross realized gains on security sales	85	31	233	122
Gross realized losses on security sales
Available-for-sale securities:
U.S. government	(49)	(1)	(85)	(78)
State and local government	(4)	0	(4)	(2)
Corporate and other debt	(6)	(2)	(11)	(3)
Commercial mortgage-backed	0	(6)	0	(10)
Total available-for-sale securities	(59)	(9)	(100)	(93)
Equity securities:
Nonredeemable preferred stocks	(3)	(3)	(8)	(5)
Common equities	(7)	0	(13)	(4)
Total equity securities	(10)	(3)	(21)	(9)
Subtotal gross realized losses on security sales	(69)	(12)	(121)	(102)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government	2	23	65	(1)
State and local government	(4)	0	(3)	(2)
Corporate and other debt	3	0	24	0
Residential mortgage-backed	0	1	1	1
Commercial mortgage-backed	0	(6)	0	(10)
Total available-for-sale securities	1	18	87	(12)
Equity securities:
Nonredeemable preferred stocks	(1)	(3)	2	(3)
Common equities	16	4	23	35
Total equity securities	15	1	25	32
Subtotal net realized gains (losses) on security sales	16	19	112	20
Net holding period gains (losses)
Hybrid securities	17	11	(10)	14
Equity securities	571	357	382	141
Subtotal net holding period gains (losses)	588	368	372	155
Total net realized gains (losses) on securities	$604	$387	$484	$175
During the second quarter and first six months of 2026 and 2025, the majority of our security sales were U.S. government securities that were sold for duration management. We also selectively sold securities that we viewed as having less attractive risk/reward profiles during the second quarter and first six months of 2026 and 2025.

The following table reflects our holding period realized gains (losses) recognized on equity securities held at the three and six months ended June 30:

	Three Months		Six Months
(millions)	2026	2025	2026	2025
Total net gains (losses) recognized during the period on equity securities	$586	$358	$407	$173
Less: Net gains (losses) recognized on equity securities sold during the period	15	1	25	32
Net holding period gains (losses) recognized during the period on equity securities held at period end	$571	$357	$382	$141

Net Investment Income The following table details the components of net investment income for the three and six months ended June 30:

	Three Months		Six Months
(millions)	2026	2025	2026	2025
Available-for-sale securities:
Fixed maturities:
U.S. government	$433	$422	$833	$844
State and local government	27	21	51	40
Corporate and other debt	253	208	488	379
Residential mortgage-backed	54	32	93	57
Commercial mortgage-backed	83	59	154	112
Other asset-backed	100	84	187	168
Total fixed maturities	950	826	1,806	1,600
Short-term investments	16	28	60	46
Total available-for-sale securities	966	854	1,866	1,646
Equity securities:
Nonredeemable preferred stocks	2	5	6	13
Common equities	11	12	24	26
Total equity securities	13	17	30	39
Investment income	979	871	1,896	1,685
Investment expenses	(10)	(9)	(18)	(16)
Net investment income	$969	$862	$1,878	$1,669
On a year-over-year basis, investment income (interest and dividends) increased 12% and 13% for the three and six months ended June 30, 2026, respectively, compared to the same periods last year. The increases primarily reflect growth in invested assets.

3. FAIR VALUE
The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2026
Fixed maturities:
U.S. government	$43,781	$0	$0	$43,781	$44,463
State and local government	0	3,852	0	3,852	3,904
Foreign government	0	16	0	16	16
Corporate and other debt	0	21,587	4	21,591	21,641
Residential mortgage-backed	0	4,282	0	4,282	4,291
Commercial mortgage-backed	0	7,453	0	7,453	7,674
Other asset-backed	0	9,310	150	9,460	9,496
Total fixed maturities	43,781	46,500	154	90,435	91,485
Short-term investments	1,930	48	0	1,978	1,978
Total available-for-sale securities	45,711	46,548	154	92,413	93,463
Equity securities:
Nonredeemable preferred stocks	0	227	49	276	292
Common equities:
Common stocks	4,485	0	8	4,493	831
Other risk investments	0	0	39	39	39
Subtotal common equities	4,485	0	47	4,532	870
Total equity securities	4,485	227	96	4,808	1,162
Total portfolio	$50,196	$46,775	$250	$97,221	$94,625
Debt	$0	$7,758	$0	$7,758	$8,387

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2025
Fixed maturities:
U.S. government	$46,810	$0	$0	$46,810	$46,684
State and local government	0	2,964	0	2,964	3,030
Foreign government	0	17	0	17	17
Corporate and other debt	0	18,117	5	18,122	18,004
Residential mortgage-backed	0	2,660	0	2,660	2,644
Commercial mortgage-backed	0	5,049	0	5,049	5,325
Other asset-backed	0	6,650	0	6,650	6,668
Total fixed maturities	46,810	35,457	5	82,272	82,372
Short-term investments	1,922	181	0	2,103	2,103
Total available-for-sale securities	48,732	35,638	5	84,375	84,475
Equity securities:
Nonredeemable preferred stocks	0	440	60	500	517
Common equities:
Common stocks	3,694	0	9	3,703	743
Other risk investments	0	0	32	32	32
Subtotal common equities	3,694	0	41	3,735	775
Total equity securities	3,694	440	101	4,235	1,292
Total portfolio	$52,426	$36,078	$106	$88,610	$85,767
Debt	$0	$6,294	$0	$6,294	$6,895

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2025
Fixed maturities:
U.S. government	$43,298	$0	$0	$43,298	$43,114
State and local government	0	3,303	0	3,303	3,342
Foreign government	0	17	0	17	17
Corporate and other debt	0	19,987	4	19,991	19,773
Residential mortgage-backed	0	3,175	0	3,175	3,152
Commercial mortgage-backed	0	5,973	0	5,973	6,194
Other asset-backed	0	7,109	0	7,109	7,112
Total fixed maturities	43,298	39,564	4	82,866	82,704
Short-term investments	9,810	195	0	10,005	10,005
Total available-for-sale securities	53,108	39,759	4	92,871	92,709
Equity securities:
Nonredeemable preferred stocks	0	344	60	404	419
Common equities:
Common stocks	4,057	0	5	4,062	783
Other risk investments	0	0	36	36	36
Subtotal common equities	4,057	0	41	4,098	819
Total equity securities	4,057	344	101	4,502	1,238
Total portfolio	$57,165	$40,103	$105	$97,373	$93,947
Debt	$0	$6,345	$0	$6,345	$6,897
Our portfolio valuations, excluding short-term investments valued at adjusted original cost and classified as either Level 1 or Level 2 in the above tables, are priced exclusively by external sources, including pricing vendors, dealers/market makers, and exchange-quoted prices. At each reporting period, we concluded there was sufficient market activity in the relevant sectors and securities, further supporting our Level 1 and Level 2 classifications.
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
At June 30, 2026 and December 31, 2025, vendor-quoted prices represented 91% of our Level 1 classifications (excluding short-term investments valued at adjusted original cost), compared to 93%, at June 30, 2025. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. government securities, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.
At June 30, 2026 and 2025, vendor-quoted prices comprised 99% of our Level 2 classifications (excluding short-term investments valued at adjusted original cost), with the balance from dealer quotes, compared to 100% at December 31, 2025. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
For asset-backed securities, including residential, commercial, and other asset-backed securities, we evaluate available market-related data for these and similar securities related to collateral, delinquencies, and defaults for historical trends and reasonably estimable projections, as well as historical prepayment rates and current prepayment assumptions and cash flow estimates. We further stratify each class of asset-backed securities into more finite sectors (e.g., planned amortization class, first pay, second pay, senior, and subordinated) and use duration and credit quality to determine if the fair value is appropriate.
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
To the extent we receive prices from external sources (e.g., broker and valuation firm) for the Level 3 securities, we review those prices for reasonableness using internally developed assumptions and then compare our derived prices to the prices received from the external sources. Based on our review during the first six months of 2026 and for the full year of 2025, all prices received from external sources remained unadjusted.
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
During the first six months of 2026 and for the full year of 2025, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Due to the relative size of the Level 3 securities’ fair values, compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2026 and 2025:

(millions)	Fair Value at March 31, 2026	Calls/ Maturities/ Paydowns/ Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at June 30, 2026
Fixed maturities:
Corporate and other debt	$4	$0	$0	$0	$0	$0	$0	$4
Other asset-backed	0	0	150	0	0	0	0	150
Equity securities:
Nonredeemable preferred stocks	49	0	0	0	0	0	0	49
Common equities:
Common stocks	5	0	0	0	0	3	0	8
Other risk investments	37	2	0	0	0	0	0	39
Total Level 3 securities	$95	$2	$150	$0	$0	$3	$0	$250

(millions)	Fair Value at March 31, 2025	Calls/ Maturities/ Paydowns/ Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at June 30, 2025
Fixed maturities:
Corporate and other debt	$5	$0	$0	$0	$0	$0	$0	$5
Equity securities:
Nonredeemable preferred stocks	60	0	0	0	0	0	0	60
Common equities:
Common stocks	9	0	0	0	0	0	0	9
Other risk investments	31	1	0	0	0	0	0	32
Total Level 3 securities	$105	$1	$0	$0	$0	$0	$0	$106

(millions)	Fair Value at December 31, 2025	Calls/ Maturities/ Paydowns/ Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at June 30, 2026
Fixed maturities:
Corporate and other debt	$4	$0	$0	$0	$0	$0	$0	$4
Other asset-backed	0	0	150	0	0	0	0	150
Equity securities:
Nonredeemable preferred stocks	60	0	0	(5)	(7)	1	0	49
Common equities:
Common stocks	5	0	0	0	0	3	0	8
Other risk investments	36	3	0	0	0	0	0	39
Total Level 3 securities	$105	$3	$150	$(5)	$(7)	$4	$0	$250

(millions)	Fair Value at December 31, 2024	Calls/ Maturities/ Paydowns/ Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at June 30, 2025
Fixed maturities:
Corporate and other debt	$5	$0	$0	$0	$0	$0	$0	$5
Equity securities:
Nonredeemable preferred stocks	52	0	8	0	0	0	0	60
Common equities:
Common stocks	23	0	0	0	0	(14)	0	9
Other risk investments	25	7	0	0	0	0	0	32
Total Level 3 securities	$105	$7	$8	$0	$0	$(14)	$0	$106
1For fixed maturities, amounts included are unrealized gains (losses) reflected in accumulated other comprehensive income (loss) on our consolidated balance sheets. For equity securities, amounts included are net holding period gains (losses) on securities on our consolidated statements of comprehensive income.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at June 30, 2026 and 2025, and December 31, 2025:

($ in millions)	Fair Value at June 30, 2026	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt	$4	Market comparables	Weighted average market capitalization price change %	(0.8)% to 1.4%	(0.1)%
Equity securities:
Nonredeemable preferred stocks	49	Market comparables	Weighted average market capitalization price change %	(9.3)% to 46.6%	14.4%
Common stocks	8	Market comparables	Weighted average market capitalization price change %	(36.7)% to 77.2%	32.0%
Subtotal Level 3 securities	61
External price securities	150
Pricing exemption securities	39
Total Level 3 securities	$250

($ in millions)	Fair Value at June 30, 2025	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt	$5	Market comparables	Weighted average market capitalization price change %	0.6% to 0.8%	0.7%
Equity securities:
Nonredeemable preferred stocks	60	Market comparables	Weighted average market capitalization price change %	(13.1)% to 22.7%	3.7%
Common stocks	9	Market comparables	Weighted average market capitalization price change %	(26.3)% to 56.6%	21.3%
Subtotal Level 3 securities	74
Pricing exemption securities	32
Total Level 3 securities	$106

($ in millions)	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt	$4	Market comparables	Weighted average market capitalization price change %	(0.1)% to 0.1%	0%
Equity securities:
Nonredeemable preferred stocks	60	Market comparables	Weighted average market capitalization price change %	(14.5)% to 7.6%	(4.5)%
Common stocks	5	Market comparables	Weighted average market capitalization price change %	(40.9)% to 36.3%	7.6%
Subtotal Level 3 securities	69
Pricing exemption securities	36
Total Level 3 securities	$105

4. DEBT
Debt at each of the balance sheet periods consisted of the following Senior Notes:

($ in millions)				June 30, 2026		June 30, 2025		December 31, 2025
Principal Amount	Interest Rate	Issuance Date	Maturity Date	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
$500	2.45%	August 2016	January 2027	$500	$495	$499	$488	$499	$493
500	2.50	March 2022	March 2027	500	493	499	487	499	492
300	6 5/8	March 1999	March 2029	299	316	298	324	299	323
550	4.00	October 2018	March 2029	548	544	548	547	548	551
500	3.20	March 2020	March 2030	498	477	498	477	498	484
500	4.60	March 2026	March 2031	497	498	0	0	0	0
500	3.00	March 2022	March 2032	497	456	497	456	497	462
400	6.25	November 2002	December 2032	398	432	397	438	397	442
500	4.95	May 2023	June 2033	497	504	497	511	497	513
1,000	5.15	March 2026	March 2036	990	1,000	0	0	0	0
350	4.35	April 2014	April 2044	347	297	347	299	347	304
400	3.70	January 2015	January 2045	396	311	396	310	396	314
850	4.125	April 2017	April 2047	843	688	843	699	843	702
600	4.20	March 2018	March 2048	591	491	591	493	591	498
500	3.95	March 2020	March 2050	492	389	491	392	492	392
500	3.70	March 2022	March 2052	494	367	494	373	494	375
Total				$8,387	$7,758	$6,895	$6,294	$6,897	$6,345
At June 30, 2026, short-term debt consisted of the $500 million 2.45% senior notes that mature in January 2027 and the $500 million 2.50% senior notes that mature in March 2027. There was no short-term debt outstanding at June 30, 2025, or December 31, 2025.
In March 2026, The Progressive Corporation issued $500 million of 4.60% Senior Notes due 2031 and $1 billion of 5.15% Senior Notes due 2036 in an underwritten public offering. The net proceeds from the issuances, after deducting underwriters’ discounts, commissions, and other issuance costs, were approximately $1,487 million in aggregate. Consistent with the other senior notes issued by The Progressive Corporation, interest on these notes is payable semiannually, principal is due at maturity, and the notes are redeemable, in whole or in part, at any time, subject to a treasury “make whole” provision.
During the second quarter 2026, The Progressive Corporation renewed its line of credit with PNC Bank, National Association (PNC), in the maximum principal amount of $300 million, which expires April 30, 2027. The renewal amended the interest rate to 1-month term Secured Overnight Financing Rate (SOFR) plus 1.0%. The remaining terms are unchanged from the previous line of credit. See the 2025 Annual Report to Shareholders for a discussion of the terms of this line of credit. We had no borrowings under the line of credit that was available during the periods presented.

5. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2026, was 21.3% and 21.2%, respectively, compared to 20.3% and 20.4% for the same periods last year. The lower effective tax rate for the prior-year periods was primarily due to the tax benefits associated with distributions of deferred compensation during the second quarter 2025.
Deferred income taxes reflect the tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes and, therefore, no valuation allowance was needed at June 30, 2026 and 2025, and December 31, 2025.

We had net current income taxes recoverable of $50 million and $115 million at June 30, 2026 and 2025, respectively, which were reported in other assets on our consolidated balance sheets, compared to net current income taxes payable of $28 million at December 31, 2025, which was reported in accounts payable, accrued expenses, and other liabilities. The balance may fluctuate from period to period due to normal timing differences.
At June 30, 2026 and 2025, and December 31, 2025, we have not recorded any unrecognized tax benefits or related interest and penalties.
6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Activity in the loss and loss adjustment expense reserves is summarized as follows:

	June 30,
(millions)	2026	2025
Balance at January 1	$43,310	$39,057
Less reinsurance recoverables on unpaid losses	3,807	4,487
Net balance at January 1	39,503	34,570
Incurred related to:
Current year	29,401	27,016
Prior years	(1,002)	(607)
Total incurred	28,399	26,409
Paid related to:
Current year	13,928	12,842
Prior years	12,073	10,883
Total paid	26,001	23,725
Net balance at June 30	41,901	37,254
Plus reinsurance recoverables on unpaid losses	3,666	3,900
Balance at June 30	$45,567	$41,154
We experienced favorable reserve development of $1,002 million and $607 million during the first six months of 2026 and 2025, respectively, which is reflected as “incurred related to prior years” in the table above.
Year-to-date June 30, 2026
•The favorable prior-year reserve development included approximately $670 million attributable to accident year 2025, $220 million to accident year 2024, and the remainder to accident years 2023 and prior.
•Our personal auto products incurred about $845 million of favorable loss and loss adjustment expense (LAE) reserve development, with the agency and direct auto businesses each contributing about half. The favorable development was primarily due to lower than anticipated bodily injury severity and, to a lesser extent, lower than anticipated payments on reopened property damage claims that were previously closed and lower than anticipated personal injury protection loss adjustment expenses.
•Our Commercial Lines business incurred about $140 million of favorable loss and LAE reserve development. The favorable development was primarily due to lower than anticipated injury severity in our transportation network company (TNC) business, partially offset by higher than anticipated injury severity and litigation defense costs in our core commercial auto products.

Year-to-date June 30, 2025
•The favorable prior-year reserve development included approximately $400 million attributable to accident year 2024, $115 million to accident year 2023, and the remainder to accident years 2022 and prior.
•Our personal auto products incurred about $520 million of favorable loss and LAE reserve development, with the agency and direct auto businesses each contributing about half. The favorable development was primarily due to lower than anticipated loss severity and frequency in Florida and, to a lesser extent, lower than anticipated litigation defense costs across most states.
•Our personal property products experienced about $50 million of favorable development, primarily attributable to favorable development on 2024 catastrophe events.
•Our Commercial Lines business experienced about $45 million of favorable development, primarily attributable to lower than anticipated severity in our TNC business.
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
All segment revenues are generated from external customers; all intercompany transactions are eliminated in consolidation.
Following are the operating results for the respective periods:

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Three Months Ended June 30, 2026
Net premiums earned	$18,880	$2,691	$2	$21,573
Fees and other revenues	288	18	(1)	305
Total underwriting revenue	19,168	2,709	1	21,878
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	10,501	1,390	6	11,897
Catastrophe losses	759	14	0	773
Loss adjustment expenses	1,600	302	0	1,902
Total losses and loss adjustment expenses	12,860	1,706	6	14,572
Underwriting expenses:
Distribution expenses[2]	2,536	316	3	2,855
Other underwriting expenses[3]	1,426	290	5	1,721
Total underwriting expenses	3,962	606	8	4,576
Pretax underwriting profit (loss)	$2,346	$397	$(13)	2,730
Investment profit (loss)[4]				1,573
Service businesses profit (loss)				(6)
Interest expense				(88)
Total pretax profit (loss)				$4,209

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Three Months Ended June 30, 2025
Net premiums earned	$17,544	$2,765	$1	$20,310
Fees and other revenues	263	40	0	303
Total underwriting revenue	17,807	2,805	1	20,613
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	9,574	1,561	(1)	11,134
Catastrophe losses	688	19	0	707
Loss adjustment expenses	1,471	292	1	1,764
Total losses and loss adjustment expenses	11,733	1,872	0	13,605
Underwriting expenses:
Distribution expenses[2]	2,328	308	1	2,637
Other underwriting expenses[3]	1,298	261	4	1,563
Total underwriting expenses	3,626	569	5	4,200
Pretax underwriting profit (loss)	$2,448	$364	$(4)	2,808
Investment profit (loss)[4]				1,249
Service businesses profit (loss)				(6)
Interest expense				(69)
Total pretax profit (loss)				$3,982

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Six Months Ended June 30, 2026
Net premiums earned	$37,264	$5,274	$3	$42,541
Fees and other revenues	564	38	0	602
Total underwriting revenue	37,828	5,312	3	43,143
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	20,720	2,847	7	23,574
Catastrophe losses	1,022	19	0	1,041
Loss adjustment expenses	3,193	591	0	3,784
Total losses and loss adjustment expenses	24,935	3,457	7	28,399
Underwriting expenses:
Distribution expenses[2]	5,200	616	5	5,821
Other underwriting expenses[3]	2,772	558	11	3,341
Total underwriting expenses	7,972	1,174	16	9,162
Pretax underwriting profit (loss)	$4,921	$681	$(20)	5,582
Investment profit (loss)[4]				2,362
Service businesses profit (loss)				(11)
Interest expense				(158)
Total pretax profit (loss)				$7,775

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Six Months Ended June 30, 2025
Net premiums earned	$34,254	$5,464	$1	$39,719
Fees and other revenues	512	78	0	590
Total underwriting revenue	34,766	5,542	1	40,309
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	18,683	3,120	(1)	21,802
Catastrophe losses	1,142	24	0	1,166
Loss adjustment expenses	2,861	579	1	3,441
Total losses and loss adjustment expenses	22,686	3,723	0	26,409
Underwriting expenses:
Distribution expenses[2]	4,676	594	1	5,271
Other underwriting expenses[3]	2,573	523	8	3,104
Total underwriting expenses	7,249	1,117	9	8,375
Pretax underwriting profit (loss)	$4,831	$702	$(8)	5,525
Investment profit (loss)[4]				1,844
Service businesses profit (loss)				(12)
Interest expense				(139)
Total pretax profit (loss)				$7,218
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio
Personal Lines	12.4%	87.6	14.0%	86.0	13.2%	86.8	14.1%	85.9
Commercial Lines	14.7	85.3	13.2	86.8	12.9	87.1	12.9	87.1
Total underwriting operations	12.7	87.3	13.8	86.2	13.1	86.9	13.9	86.1

8. OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at March 31, 2026	$(596)	$125	$(471)	$(457)	$(13)	$(1)
Other comprehensive income (loss) before reclassifications:
Investment securities	(438)	92	(346)	(346)	0	0
Foreign currency translation adjustment	(1)	0	(1)	0	0	(1)
Total other comprehensive income (loss) before reclassifications	(439)	92	(347)	(346)	0	(1)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	37	(8)	29	29	0	0
Total reclassification adjustment for amounts realized in net income	37	(8)	29	29	0	0
Total other comprehensive income (loss)	(476)	100	(376)	(375)	0	(1)
Balance at June 30, 2026	$(1,072)	$225	$(847)	$(832)	$(13)	$(2)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at March 31, 2025	$(671)	$147	$(524)	$(509)	$(14)	$(1)
Other comprehensive income (loss) before reclassifications for investment securities	558	(117)	441	441	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	16	(3)	13	13	0	0
Interest expense	(1)	0	(1)	0	(1)	0
Total reclassification adjustment for amounts realized in net income	15	(3)	12	13	(1)	0
Total other comprehensive income (loss)	543	(114)	429	428	1	0
Balance at June 30, 2025	$(128)	$33	$(95)	$(81)	$(13)	$(1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2025	$130	$(27)	$103	$117	$(13)	$(1)
Other comprehensive income (loss) before reclassifications:
Investment securities	(1,066)	224	(842)	(842)	0	0
Foreign currency translation adjustment	(1)	0	(1)	0	0	(1)
Total other comprehensive income (loss) before reclassifications	(1,067)	224	(843)	(842)	0	(1)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	135	(28)	107	107	0	0
Total reclassification adjustment for amounts realized in net income	135	(28)	107	107	0	0
Total other comprehensive income (loss)	(1,202)	252	(950)	(949)	0	(1)
Balance at June 30, 2026	$(1,072)	$225	$(847)	$(832)	$(13)	$(2)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2024	$(1,809)	$386	$(1,423)	$(1,408)	$(14)	$(1)
Other comprehensive income (loss) before reclassifications for investment securities	1,666	(350)	1,316	1,316	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(14)	3	(11)	(11)	0	0
Interest expense	(1)	0	(1)	0	(1)	0
Total reclassification adjustment for amounts realized in net income	(15)	3	(12)	(11)	(1)	0
Total other comprehensive income (loss)	1,681	(353)	1,328	1,327	1	0
Balance at June 30, 2025	$(128)	$33	$(95)	$(81)	$(13)	$(1)
In an effort to manage interest rate risk, we entered into forecasted transactions on certain issuances of The Progressive Corporation’s debt. During the next 12 months, we expect to reclassify approximately $1 million (pretax) into interest expense, related to net unrealized losses on forecasted transactions (see Note 4 – Debt in our 2025 Annual Report to Shareholders for further discussion).

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
As of June 30, 2026, lawsuits have been certified or conditionally certified as class/collective actions in cases alleging that: we improperly value total loss claims by applying a negotiation adjustment in Colorado, North Carolina, and Ohio; we improperly calculate basic economic loss as it relates to wage loss coverage in New York; and we improperly reduce or deny personal injury protection benefits when medical expenses are paid initially by health insurance in Arkansas. Other insurance companies face many of these same issues. We plan to contest the pending lawsuits vigorously, but may pursue settlement negotiations in some cases, as we deem appropriate.
Lawsuits arising from insurance policies and operations, including, but not limited to, allegations involving claims adjustment and vehicle valuation, may be filed contemporaneously in multiple states. As of June 30, 2026, we are named as defendants in class action lawsuits pending in multiple states alleging that we improperly
value total loss vehicle physical damage claims through the
application of a negotiation adjustment in calculating such valuations, which includes three states in which classes have been certified, as noted above, and lawsuits styled as putative class actions pending in additional states. These lawsuits, which were filed at different times by different plaintiffs, feature certain similar claims and also include different allegations and are subject to various state laws. While we believe we have meritorious defenses and we are vigorously contesting these lawsuits, an unfavorable result in, or a settlement of, a significant number of these lawsuits could, in aggregation, have a material adverse effect on our financial condition, cash flows, and/or results of operations. Based on information available to us, we determined that losses from these lawsuits are reasonably possible but neither probable nor reasonably estimable, other than for suits for which accruals have been established and are not material, as of June 30, 2026.
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at June 30, 2026 and 2025, or December 31, 2025, and there were no material settlements during 2025 or the first six months of 2026. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2025 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 1 – Reporting and Accounting Policies and Note 12 – Litigation in our 2025 Annual Report to Shareholders.

10. DIVIDENDS
Following is a summary of our common share dividends that were declared and/or paid during the six months ended June 30, 2026 and 2025:

(millions — except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Annual-Variable Dividends:
December 2025	January 2026	$13.50	$7,913
December 2024	January 2025	4.50	2,637

Quarterly Dividends:
May 2026	July 2026	0.10	58
March 2026	April 2026	0.10	58
December 2025	January 2026	0.10	59
May 2025	July 2025	0.10	58
March 2025	April 2025	0.10	59
December 2024	January 2025	0.10	58
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries continued to generate underwriting profitability above our 4% companywide calendar-year underwriting profit goal during the second quarter 2026, producing a companywide underwriting profit margin of 12.7%. Both our Personal Lines and Commercial Lines operating segments generated strong underwriting profitability during the second quarter 2026.
We also reported steady year-over-year growth in both premiums and policies in force despite increased competition in the marketplace. Companywide net premiums written were $21.1 billion, an increase of $1.0 billion, or 5%, compared to the second quarter last year, while net premiums earned increased 6%. We also surpassed the 40 million policies in force milestone by adding 0.5 million more policies during the quarter and ending the second quarter with 2.8 million more policies in force than at June 30, 2025.
Personal Lines reported an underwriting profit margin of 12.4% for the second quarter, compared to 14.0% for the same period last year. Personal Lines also experienced year-over-year growth for the second quarter 2026, with net premiums written increasing 5% and policies in force increasing 8%, compared to the same period last year. This growth follows significant increases in the second quarter last year, which had net premiums written growth of 15% and policies in force growth of 16%. The current period net premiums written growth was primarily driven by policies in force growth in our personal auto products, which were up 9%, compared to June 30, 2025.
Commercial Lines reported an underwriting profit margin of 14.7% for the second quarter 2026, compared to 13.2% in the same period last year. Commercial Lines net premiums written increased 4% and policies in force increased 3% during the second quarter 2026, compared to the same period last year. In our core commercial auto business (which excludes our transportation network company (TNC) business, our Progressive Fleet & Specialty Programs (FSP) products, and our business owners’ policy (BOP) product) we continued to experience a shift to a greater mix of business market targets (BMT) with lower average written premiums and a shift to a greater mix of policies with 6-month terms in our contractor and business auto BMTs, which negatively affected average premiums since those policies have about half the amount of net premiums written as 12-month term policies.
For the second quarter 2026, we experienced a $136 million year-over-year increase in net income, compared to the second quarter 2025, primarily reflecting an increase in total net investment income. Total comprehensive income decreased $669 million for the second quarter 2026, compared to the same period last year, driven by net unrealized losses on our fixed-maturity securities in the current period, compared to net unrealized gains during the second quarter last year.
At June 30, 2026, total capital (debt plus shareholders’ equity) was $42.7 billion, an increase of $5.5 billion from year-end 2025. The increase was primarily driven by $5.2 billion of comprehensive income earned during the first six months of 2026 and the issuance of $1.5 billion of senior notes during the first quarter 2026. These increases were partially offset by the repurchase of 5.4 million of our common shares at a total cost of $1.1 billion.
A. Insurance Operations
Our companywide underwriting profit margin for the second quarter 2026 was 1.1 points lower than the same period last year. The decrease reflected a 0.6 point increase in our loss and loss adjustment expense (LAE) ratio, primarily due to increased severity, and a 0.5 point increase in our underwriting expense ratio, primarily driven by increased advertising expense, as discussed below.
We continue to closely monitor our expenses, including acquisition expenses and non-acquisition expenses, which we view as important measures of operational efficiency as we seek to deliver our most competitive rates to consumers. During the second quarter 2026, advertising expense was $1.4 billion, or 16% higher than the second quarter last year. The current period effect of the higher advertising spend on our expense ratio was partially offset by the increase in net premiums earned, resulting in an additional 0.5 points of contribution to the underwriting expense ratio in the second quarter 2026, compared to the same period last year. We will continue to advertise to maximize growth as long as the advertising spend is efficient and we remain on track to achieve our calendar-year profitability goal.
Personal Lines represented 88% of companywide net premiums written during the second quarter 2026 and is comprised of our personal vehicle and property products. Personal Lines vehicle products include both personal auto and special lines products, with special lines typically experiencing higher losses during warmer weather months, due to the seasonal nature of these products (e.g., recreational vehicles, such as motorcycles, RVs, and watercraft). In our personal property products, homeowners products are defined as our total personal property business excluding renters and umbrella products.

Personal Lines generated an underwriting profit margin of 12.4% for the second quarter 2026, with personal vehicle and personal property products reporting underwriting profit margins of 12.0% and 22.0%, respectively. Profitability in our special lines products had a minimal impact on the personal vehicle combined ratio during the second quarter 2026. The strong underwriting profit margin in our personal property products was primarily driven by a low level of incurred catastrophe losses, lower loss frequency during the period, and increased rates.
For the second quarter 2026, Personal Lines net premiums written increased 5%, with personal vehicle business increases of 2% in agency and 8% in direct, and a 1% increase in personal property, each compared to the same period last year. Changes in net premiums written are a function of new business applications (i.e., policies sold), retention, business mix, and premium per policy.
Personal vehicles experienced an increase in new business applications of 1% and an increase in renewal business applications of 11% during the second quarter 2026, compared to the same period in the prior year. Our personal vehicle business continued to generate sustained net premiums written and application growth despite continued increased competition in the marketplace and in comparison to the double-digit application growth experienced during the same period last year.
Personal property experienced flat new business applications and an increase in renewal business applications of 1% during the second quarter 2026, compared to the same period last year. New business applications in our homeowners product increased 11%, compared to the prior-year period, while declining 2% in our renters product.
On a countrywide basis, during the second quarter 2026, we decreased personal auto rates by less than 1% and increased personal property rates about 1%, in the aggregate.
We believe a key element in improving the accuracy of our personal auto rating is Snapshot®, our usage-based insurance offering. During the second quarter 2026, Snapshot adoption rates among eligible new business personal auto consumers decreased 3% in direct and 8% in agency, compared to the same period last year. Approximately half of direct new business consumers elected Snapshot in both the second quarter 2025 and 2026. The decrease in the agency adoption rate was primarily due to the expansion of Snapshot eligibility in the second half of 2025, which increased the number of agents able to write Snapshot policies and broadened access to agents with historically lower adoption rates. Snapshot is available in all states, other than California, and our latest segmentation model was available in states representing 81% of countrywide personal auto net premiums written (excluding California) on a trailing 12-month basis at quarter end. We continue to invest in our mobile application, with the majority of new enrollments choosing mobile devices for Snapshot monitoring.
During the second quarter 2026, we continued to focus on selectively increasing the availability of our personal property products. Beginning late 2025, we took actions in certain markets to generate new business growth at the state level based on our concentration risks, product segmentation, rate adequacy, cost sharing, geographical diversification, and the regulatory and market conditions. Some of these actions include expanding independent agency relationships, reopening new business in certain agency and direct channel markets, and lifting targeted underwriting restrictions on older roofs, medium- to high-value homes, and non-bundled homeowners products in certain markets. Certain of these restrictions remain in place in markets where we continue to focus on improving profitability and reducing exposure in more volatile weather-related markets. We believe these actions taken in 2025 continued to adversely impact new business application growth in 2026.
The Commercial Lines segment includes our core commercial auto products, TNC business, FSP products, and BOP product. Total Commercial Lines generated an underwriting profit margin of 14.7% with a net premiums written increase of 4% and a policies in force increase of 3% for the second quarter 2026, compared to the same period last year. Increases in both net premiums written and policies in force were primarily driven by volume growth due to rate decreases in targeted state and BMT combinations, and increased advertising and agent incentive spend. Core commercial auto products experienced an increase in new business applications of 1% and an increase in renewal business applications of 8% during the second quarter 2026, compared to the same period last year. New and renewal business applications increased in all BMTs except for-hire transportation.
In aggregate, core commercial auto rates were relatively flat on a countrywide basis during the second quarter 2026.
We believe we are currently adequately priced in our personal auto, personal property, and core commercial auto products in most states through the remainder of the year. However, we regularly monitor the factors that could impact our loss costs, which may include tariffs, inflation, new and used car prices, miles driven, driving patterns, loss severity and frequency, weather events, building materials, construction costs, and other factors, on a state-by-state basis.
For the second quarter 2026, on a year-over-year basis, average written premium per policy decreased 2% in both personal auto and personal property products, and decreased 3% in core commercial auto products. In aggregate, we took minimal personal auto rate decreases on a countrywide basis over the previous 12 months. The decrease in personal property average written premium per policy was primarily due to a shift in the mix of business to more renters policies, which have lower average written premiums, partially offset by aggregate rate increases of 9% taken over the last 12 months and higher premium coverages reflecting increased property values. The decrease in core commercial auto average written premium per policy was primarily due to a shift in the mix of business, including a shift to a higher percentage of 6-month policies, which have about half of the amount of net premiums written as 12-month term policies. Given that our personal property and commercial auto policies are predominately written for 12-month terms, rate and non-rate actions take longer to earn into premium for these products.
We realize that to grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention continues to be one of our most important priorities. Increasing our share of Progressive auto and personal property bundled households (i.e., Robinsons) remains a key initiative, and we plan to continue investing in the customer experience in order to support that goal. Policy life expectancy, our actuarial estimate of the average length of time a newly written policy remains in force before cancellation or lapse in coverage, is our primary measure of customer retention in both Personal Lines and Commercial Lines.
In personal auto, we evaluate retention using a trailing 12-month and a trailing 3-month policy life expectancy. Although the latter can reflect more volatility and is more sensitive to seasonality, we believe this measure is more responsive to current experience and may be an indicator for the future trend of our 12-month measure. For the second quarter 2026, trailing 12-month total personal auto policy life expectancy decreased 8% year over year, while trailing 3-month policy life expectancy decreased 9%, compared to the same period last year. We believe these decreases were primarily due to increased shopping and competition in the marketplace and, to a lesser extent, changes in billing plans offered to customers and a shift in our mix of business.
Our trailing 12-month policy life expectancy was down 8% for our personal property products year over year for the second quarter 2026. We believe the retention decrease was primarily driven by a continued shift in the mix of business to more renters policies and, to a lesser extent, rate increases in previous years and increased competition in the marketplace.
For core commercial auto products, trailing 12-month policy life expectancy increased 2%, compared to the same period in the prior year. We believe the increase reflected a shift to the business auto and contractor BMTs, which historically have higher policy life expectancies, moderation in our rate increases, and various initiatives, including payment and renewal reminders.
B. Investments
The fair value of our investment portfolio was $97.2 billion at June 30, 2026, compared to $97.4 billion at December 31, 2025. The modest decrease from year-end 2025 primarily reflected valuation declines across fixed-maturity sectors, the $7.9 billion payment of our annual variable common share dividend, and the $1.1 billion of repurchases of our common shares, mostly offset by significant positive cash flows from insurance operations and proceeds from the $1.5 billion senior note issuances in March 2026.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities and 75%-100% in Group II securities as defined below under Results of Operations – Investments. At June 30, 2026, 7% of our portfolio was allocated to Group I securities, compared to 6% at December 31, 2025, with the remainder allocated to Group II securities.
Our recurring investment income generated a pretax book yield of 4.2% in both second quarter 2026 and 2025. The investment portfolio produced a fully taxable equivalent (FTE) total return of 1.2% in the second quarter 2026, compared to 2.1% in the same period last year. For the second quarter 2026, the fixed-income and common stock portfolios generated FTE total returns of 0.6% and 15.3%, respectively, compared to 1.7% and 10.9%, in the same period last year. The decrease in the fixed-income portfolio’s FTE total return primarily reflected year-over-year movements in U.S. Treasury yields.
The fixed-income portfolio maintained a weighted average credit quality of AA- at June 30, 2026 and 2025, and December 31, 2025. The fixed-income portfolio duration was 3.5 years at June 30, 2026, compared to 3.4 years at both June 30, 2025 and December 31, 2025. During 2026, we modestly increased our duration to take advantage of higher yields available in the market.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations generate liquidity by collecting and investing premiums from new and renewal business in advance of paying claims, as well as our insurance subsidiaries producing aggregate calendar-year underwriting profits and positive cash flows. As primarily an auto insurer, our claims liabilities generally have a short-term duration.
Operations generated positive cash flows of $8.0 billion and $9.2 billion for the six months ended June 30, 2026 and 2025, respectively. The decrease in operating cash flows during the first six months of 2026, compared to the same period last year, was primarily due to the $1.2 billion Florida policyholder credits paid in the first quarter 2026. These policyholder credits represented the estimated profit we earned for the three-accident-year period ended December 31, 2025, in excess of the statutory profit limit that a Florida statute imposes on the profit that any insurance group can earn on personal auto insurance over any contiguous three-accident-year period. See our 2025 Annual Report to Shareholders for further discussion of the Florida policyholder credit expense. We believe cash flows will remain positive for the foreseeable future and do not anticipate the need to raise capital to support our operations during that timeframe, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
At June 30, 2026, we held $45.8 billion in short-term investments and U.S. Treasury securities, which represented about half of our total portfolio’s fair value at quarter end. Based on our portfolio allocation and investment strategies, we believe we have sufficient readily available marketable securities to cover claims payments and short-term obligations in the event our cash flows from operations were to become negative. See Item 1A, Risk Factors in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2025 (our 2025 Form 10-K), for a discussion of certain matters that may affect our portfolio and capital position.
Our total capital (debt plus shareholders’ equity) was $42.7 billion at June 30, 2026, compared to $39.5 billion at June 30, 2025, and $37.2 billion at December 31, 2025. The increase from year-end 2025 primarily reflected the $5.2 billion of comprehensive income recognized during the first six months of 2026 and the issuance of $1.5 billion of senior notes in the first quarter 2026. These increases were partially offset by the repurchase of our common shares, as discussed below. Our debt-to-total capital ratio was 19.6% at June 30, 2026, compared to 17.5% at June 30, 2025, and 18.5% at December 31, 2025. These ratios were consistent with our financial policy of maintaining a debt-to-total capital ratio of less than 30%.

None of the covenants on our existing debt securities include rating or credit triggers that would require an adjustment of interest rate or an acceleration of principal payments in the event our debt securities are downgraded by a rating agency. In April 2026, we renewed the unsecured discretionary line of credit with PNC Bank, National Association, in the maximum principal amount of $300 million and amended the interest rate to a 1-month term Secured Overnight Financing Rate (SOFR) plus 1.0%. We did not engage in short-term borrowings, including any borrowings under the line of credit, to fund our operations or for liquidity purposes during the reported periods.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, investment losses, catastrophic and other insured losses, natural disasters, and other significant business interruptions. This analysis helps us estimate potential capital needs under a range of scenarios.
During the first six months of 2026, we returned capital to shareholders primarily through common share dividends and common share repurchases. Our Board of Directors declared a $0.10 per common share dividend in both the first and second quarters of 2026. These dividends, which were both $58 million, in the aggregate, were paid in April 2026 and July 2026. In January 2026, we also paid common share dividends declared in the fourth quarter 2025, in the aggregate amount of $8.0 billion, or $13.60 per share (see Note 10 – Dividends for further discussion).
Pursuant to our financial policies, we repurchase common shares opportunistically when we believe our shares are trading below our determination of long-term fair value and to neutralize dilution from equity-based compensation granted during the year. During the first six months of 2026, we repurchased 5.4 million common shares, at a total cost of $1.1 billion, both in the open market and to satisfy tax withholding obligations in connection with the vesting of equity awards under our employee equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our overall capital position, the capital strength of our subsidiaries, and the potential capital needs of our business.
At June 30, 2026, we had $6.7 billion in a consolidated, non-insurance subsidiary of the holding company that can be used to fund corporate obligations and provide additional capital to our insurance subsidiaries to support potential future growth and other opportunities. As of June 30, 2026, our estimated consolidated statutory surplus was $32.9 billion.

During the first six months of 2026, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2025 Annual Report to Shareholders. There also were no material changes in off-balance-sheet leverage, including purchase obligations, from those discussed in our 2025 Annual Report to Shareholders.
Based on our capital planning and forecasting efforts, we believe we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, anticipated quarterly dividends on our common shares, contractual obligations, and other expected capital requirements for the foreseeable future.
Nevertheless, we may decide to raise additional capital to take advantage of attractive market terms or provide additional financial flexibility. We currently have an effective shelf registration with the U.S. Securities and Exchange Commission so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depository shares, common stock, purchase contracts, warrants, and units. The shelf registration enables us to raise funds, subject to market conditions, through the offering of any security, or a combination thereof, covered by the registration.
III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in two segments: Personal Lines and Commercial Lines. Our Personal Lines segment includes personal vehicles (auto and special lines products) and personal property products (insurance for homeowners and renters, umbrella insurance, and flood insurance through the “Write Your Own” program for the National Flood Insurance Program). Since personal auto products represented about 90% of the Personal Lines net premiums written as of the end of the quarter, much of the following Personal Lines discussion will focus on our personal auto products, both in total and by distribution channel.
Our Commercial Lines segment writes auto-related liability and physical damage insurance, business-related general liability and commercial property insurance predominantly for small businesses, and workers’ compensation insurance primarily for the transportation industry. Commercial Lines includes our core commercial auto products, TNC business, FSP products, and BOP product. Since core commercial auto products represented about 80% of the Commercial Lines net premiums written on a trailing 12-month basis as of the end of the quarter, much of the following Commercial Lines discussion focuses only on our core commercial auto products.

The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personal Lines
Vehicles
Agency	36%	37%	35%	35%
Direct	48	47	47	46
Property	4	4	3	4
Total Personal Lines	88	88	85	85
Commercial Lines	12	12	15	15
Total underwriting operations	100%	100%	100%	100%
Within Personal Lines, we categorize our personal auto policyholders into four consumer segments:
•Sam - inconsistently insured;
•Diane - consistently insured and maybe a renter;
•Wrights - homeowners who do not bundle auto and home; and
•Robinsons - homeowners who bundle auto and home.

While our personal auto policies primarily have 6-month terms, we write 12-month term personal auto policies in our Platinum agencies to promote bundled personal auto and property growth. At June 30, 2026 and 2025, 9% and 11%, respectively, of our agency personal auto policies in force were 12-month term policies. To the extent our agency application mix of annual personal auto policies changes, the shift in policy term could impact our average written premiums in the agency channel, as 12-month term policies generate about twice the amount of net premiums written, compared to 6-month term policies.
Our special lines and personal property products are written for 12-month terms. During the second quarter 2026, 55% of special lines net premiums written and 70% of personal property net premiums written were generated through the independent agency channel, with the balance generated through the direct channel.
Within Commercial Lines, our core commercial auto business operates in five traditional business market targets (BMT):
•for-hire specialty;
•for-hire transportation;
•tow;
•contractor; and
•business auto.
At June 30, 2026, 83% of Commercial Lines policies in force had 12-month terms. The majority of our Commercial Lines business is written through the independent agency channel, although we continue to focus on growing our direct business, with about 11% of core commercial auto premiums written through the direct channel.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Vehicles
Agency	$1,041	13.6%	$1,135	15.6%	$2,325	15.4%	$2,406	16.8%
Direct	1,134	10.8	1,185	12.5	2,258	11.0	2,198	12.0
Property	171	22.0	128	16.4	338	21.9	227	14.6
Total Personal Lines	2,346	12.4	2,448	14.0	4,921	13.2	4,831	14.1
Commercial Lines	397	14.7	364	13.2	681	12.9	702	12.9
Other indemnity[1]	(13)	NM	(4)	NM	(20)	NM	(8)	NM
Total underwriting operations	$2,730	12.7%	$2,808	13.8%	$5,582	13.1%	$5,525	13.9%
1 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
The decrease in our underwriting profit margin compared to the prior year, for both the second quarter and first six months of 2026, was driven by increased severity and advertising spend. During the second quarter, our advertising expense was $1.4 billion, which was 16%, or 0.5 points, greater than the second quarter last year. For the first half of 2026, our advertising expense was $2.9 billion, which was 18%, or 0.6 points, greater than the same period last year.
See the Losses and Loss Adjustment Expenses (LAE) section below for further discussion of our personal and commercial auto severity and frequency trends, catastrophe losses, and reserve development recognized during the periods, and the Underwriting Expenses section for further discussion of our advertising and non-acquisition expenses.

Further underwriting results for our Personal Lines business, Commercial Lines business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Performance[1]	2026	2025	Change	2026	2025	Change
Personal Lines
Vehicles
Agency
Loss & loss adjustment expense ratio	68.1	66.2	1.9	66.4	65.1	1.3
Underwriting expense ratio	18.3	18.2	0.1	18.2	18.1	0.1
Combined ratio	86.4	84.4	2.0	84.6	83.2	1.4
Direct
Loss & loss adjustment expense ratio	69.6	68.3	1.3	68.6	67.7	0.9
Underwriting expense ratio	19.6	19.2	0.4	20.4	20.3	0.1
Combined ratio	89.2	87.5	1.7	89.0	88.0	1.0
Property
Loss & loss adjustment expense ratio	47.9	54.4	(6.5)	48.4	56.4	(8.0)
Underwriting expense ratio	30.1	29.2	0.9	29.7	29.0	0.7
Combined ratio	78.0	83.6	(5.6)	78.1	85.4	(7.3)
Total Personal Lines
Loss & loss adjustment expense ratio	68.1	66.8	1.3	66.9	66.2	0.7
Underwriting expense ratio	19.5	19.2	0.3	19.9	19.7	0.2
Combined ratio	87.6	86.0	1.6	86.8	85.9	0.9
Commercial Lines
Loss & loss adjustment expense ratio	63.2	66.8	(3.6)	65.3	67.2	(1.9)
Underwriting expense ratio	22.1	20.0	2.1	21.8	19.9	1.9
Combined ratio	85.3	86.8	(1.5)	87.1	87.1	0
Total Underwriting Operations
Loss & loss adjustment expense ratio	67.4	66.8	0.6	66.7	66.3	0.4
Underwriting expense ratio	19.9	19.4	0.5	20.2	19.8	0.4
Combined ratio	87.3	86.2	1.1	86.9	86.1	0.8
Accident year – Loss & loss adjustment expense ratio[2]	70.0	68.4	1.6	69.1	67.8	1.3
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

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2026	2025	2026	2025
Change in net loss and LAE reserves	$1,272	$1,565	$2,398	$2,684
Paid losses and LAE	13,300	12,040	26,001	23,725
Total incurred losses and LAE	$14,572	$13,605	$28,399	$26,409
Loss and LAE, our most significant expense, represent the costs needed to settle claims. These costs include payments made and estimated future payments to be made, to or on behalf of our policyholders, and expenses related to adjusting claims. Claims costs are driven by loss severity and frequency. In personal auto and core commercial auto, these trends are influenced by inflation and driving patterns, among other factors. In our personal property business, severity is primarily affected by construction costs and the age and complexity of the structure, among other factors. We consider anticipated changes in these factors when establishing premium rates and loss reserves. Loss reserves are estimates of future costs and we adjust our reserves as underlying assumptions change and additional information develops.
Our total loss and LAE ratio increased 0.6 points and 0.4 points, for the three and six months ended June 30, 2026, respectively, compared to the same periods last year, primarily due to higher severity, partially offset by greater favorable prior accident years reserve development. On an accident year basis, our loss and LAE ratio was 1.6 points and 1.3 points higher for the second quarter and first half of 2026, respectively, compared to the same periods last year.
The following table shows our consolidated catastrophe losses and related combined ratio point impact, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
($ in millions)	$	Point[1]	$	Point[1]	$	Point[1]	$	Point[1]
Personal Lines
Vehicles	$654	3.6	$531	3.2	$821	2.3	$831	2.5
Property	105	13.5	157	20.2	201	13.0	311	20.0
Total Personal Lines	759	4.0	688	3.9	1,022	2.7	1,142	3.3
Commercial Lines	14	0.5	19	0.7	19	0.4	24	0.4
Total net catastrophe losses incurred	$773	3.6	$707	3.5	$1,041	2.4	$1,166	2.9
1 Represents catastrophe losses incurred during the period, including the impact of reinsurance, as a percent of net premiums earned.
Changes in our estimate of ultimate losses on catastrophes currently reserved, along with the impact of potential future catastrophes, could materially affect our financial condition, cash flows, or results of operations. We reinsure various risks, including, but not limited to, catastrophic losses. We do not have catastrophe-specific reinsurance for our personal auto or core commercial auto businesses. Our reinsurance programs include:
•catastrophe per occurrence excess of loss contracts for our personal property business, our boat product, and certain BOP product coverages;
•aggregate excess of loss contracts for our personal property business and certain BOP product coverages; and
•excess of loss reinsurance for our workers’ compensation insurance.
We evaluate our reinsurance programs during the renewal process, if not more frequently, to ensure they continue to align with our risk tolerance. During the second quarter 2026, we entered into new reinsurance contracts under our per occurrence excess of loss program for our personal property business. This reinsurance program has a retention threshold for losses and allocated loss adjustment expenses (ALAE) from a single catastrophic event of $300 million for a storm outside of Florida and $75 million for a storm in Florida. In general, our program includes coverage for $1.9 billion in losses and ALAE with additional substantial coverage for a second or third hurricane. When considering coverage specific to Florida, including the Florida Hurricane Catastrophe Fund, this coverage reaches an estimated $2.2 billion.
For 2026, we also entered into a new catastrophe aggregate excess of loss reinsurance contract for claims occurring in 2026. This contract has multiple layers of coverage, provides a higher coverage limit than the 2025 program, and covers named storms and other perils (e.g., wildfires, winter storms, severe thunderstorms). See Item 1, Business – Reinsurance in our 2025 Form 10-K for a discussion of our various reinsurance programs.
While the total coverage limit and per-event retention will evolve as our business grows, we expect to remain a consistent purchaser of reinsurance coverage. While the availability of reinsurance is subject to many factors outside of our control, the types of reinsurance we elected to purchase during the first half of 2026 were readily available and competitively priced. On a year-over-year basis, we did not incur a material change in the aggregate costs of our reinsurance programs. See Item 1A, Risk Factors in our 2025 Form 10-K for a discussion of certain risks related to catastrophe events.
The following discussion of severity and frequency trends in our personal auto business excludes comprehensive coverage because of its inherent volatility, as it is typically linked to catastrophic losses generally resulting from adverse weather. For our core commercial auto business, the reported frequency and severity trends include comprehensive coverage. Comprehensive coverage insures against damage to a customer’s vehicle from various causes other than collision, such as windstorm, hail, theft, falling objects, and glass breakage.
On a calendar-year basis, the change in total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) over the prior-year period, was as follows:

	Quarter	Year-to-date
Coverage Type	2026	2026
Bodily injury	7%	7%
Collision	1	0
Personal injury protection	5	1
Property damage	3	2
Total	4	4
The year-over-year increase in total severity was predominantly driven by bodily injury coverage, due to higher medical costs, more large losses, and a higher rate of plaintiff-attorney represented claims, compared to the same period in the prior year. The change in severity has been relatively stable during the first six months of 2026.
To address inherent seasonality trends and lessen the effect of month-to-month variability in the commercial auto products, we assess severity using a trailing 12-month period. Since the loss patterns in the core commercial auto products are not indicative of our other commercial auto products (i.e., TNC and FSP businesses), we believe disclosing severity and frequency trends excluding those businesses is more representative of our overall experience for the majority of our commercial products. As of the end of the second quarter 2026, trailing 12-month incurred severity in our core commercial auto products increased 5%, compared to the same period last year.
Estimating future severity remains challenging, and we continue to monitor changes in underlying costs drivers, including general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, jury verdicts, regulatory changes, and other factors that may affect severity.
The change in total personal auto incurred frequency, on a calendar-year basis, over the prior-year period, was as follows:

	Quarter	Year-to-date
Coverage Type	2026	2026
Bodily injury	(2)%	(2)%
Collision	(3)	(1)
Personal injury protection	0	1
Property damage	(3)	(2)
Total	(2)	(1)
On a trailing 12-month basis, incurred frequency in our core commercial auto products decreased 8% as of the end of the second quarter 2026, compared to the same period last year. We believe this decrease was due, in part, to a shift in the mix of business and lower vehicle miles traveled.
Although we closely monitor changes in frequency, the degree or direction of near-term frequency change is not something that we are able to predict with any certainty. We continue to analyze trends to distinguish changes in our loss experience from external factors, so that we can respond through pricing actions and more accurately reserve for our loss exposures. These changes include the number of vehicles per household, miles driven, vehicle usage, gasoline prices, advances in vehicle safety, unemployment rates, shifts in business mix, changes in customer driving patterns, and the ridesharing economy, among other factors.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2026		2025		2026		2025
Actuarial Adjustments
Reserve decrease (increase)
Prior accident years	$161		$73		$283		$98
Current accident year	116		40		145		54
Calendar-year actuarial adjustments	$277		$113		$428		$152
Prior Accident Years Development
Favorable (unfavorable)
Actuarial adjustments	$161		$73		$283		$98
All other development	390		256		719		509
Total development	$551		$329		$1,002		$607
(Increase) decrease to calendar-year combined ratio	2.6	pts.	1.6	pts.	2.4	pts.	1.5	pts.
Total development consists of both actuarial adjustments and “all other development” on prior accident years. We use “accident year” generically to refer to the year in which a loss occurred. Actuarial adjustments represent the net changes made by our actuarial staff to current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in projected frequency and severity trends and adjust reserves to reflect current cost trends.
For the Personal Lines vehicle products and Commercial Lines business, development for catastrophe losses is reflected in “all other development” to the extent it relates to prior-year reserves. For our Personal Lines property business, all catastrophe losses are reviewed monthly, and any development on catastrophe reserves is included as part of the actuarial adjustments. We report these actuarial adjustments separately for current and prior accident years to show these adjustments as part of total prior accident years development.
“All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than anticipated in our incurred but not recorded (IBNR) reserves, and changes in reserve estimates on specific claims. Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date reserves are initially established until losses are fully developed. Our ability to achieve this objective is affected by many factors, including the factors impacting estimates described above.
As shown in the table above, we experienced favorable prior accident years reserve development during the first six months of both 2026 and 2025. The favorable development during the first six months of 2026 was due, in part, to lower than anticipated bodily injury severity and, to a lesser extent, lower than anticipated payments on reopened property damage claims that were previously closed and lower than anticipated personal injury protection loss adjustment expenses. In commercial auto, the favorable development was primarily due to lower than anticipated injury severity in our TNC business, partially offset by higher than anticipated injury severity and litigation defense costs in our core commercial auto products.
See Note 6 – Loss and Loss Adjustment Expense Reserves to the consolidated financial statements for a more detailed discussion of our prior accident years reserve development and V. Critical Accounting Estimates in our 2025 Annual Report to Shareholders for a discussion of the application of estimates and assumptions in establishing our loss reserves.
Underwriting Expenses
Underwriting expenses include policy acquisition costs and other underwriting expenses. The underwriting expense ratio represents underwriting expenses, net of certain fees and other revenues, as a percentage of net premiums earned. For the second quarter and first half of 2026, our underwriting expense ratio increased 0.5 points and 0.4 points, respectively, compared to the same periods last year. The increase was primarily attributable to higher advertising spend. During the second quarter 2026, we continued to invest heavily in advertising to capture consumer shopping and will continue to advertise to maximize growth, as long as we remain on track to achieve our profitability goal and can acquire customers at or below our target acquisition cost. For the three and six months ended June 30, 2026, total companywide advertising costs were $1.4 billion and $2.9 billion, respectively. Advertising spend increased 16%, or 0.5 points, in the second quarter and 18%, or 0.6 points, for the first six months of 2026, compared to the same periods last year.

To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to acquiring a policy (e.g., advertising and agency commissions) from our underwriting expense ratio. By excluding these costs from our underwriting expense ratio, we are able to understand costs other than those incurred to acquire new policies and grow the business. For the second quarter 2026, our NAER was flat in our personal vehicle business compared to the same period last year, while increasing 1.5 points in personal property and 1.1 points in core commercial auto. On a year-to-date basis, our NAER decreased 0.2 points in our personal vehicle business, compared to the same period last year, and increased 1.0 points in personal property and 0.7 points in core commercial auto. We remain committed to efficiently managing operational non-acquisition expenses.
C. Growth
For our underwriting operations, we analyze growth in terms of both premiums and policies. Net premiums written represent premiums from policies written during the period, less any premiums ceded to reinsurers. Net premiums earned, which reflects premiums written in both the current and prior periods, are earned as revenue over the life of the policy using a daily earnings convention. Policies in force, our preferred measure of growth since it removes variability from rate changes and mix shifts, represents all policies for which coverage was in effect as of the end of the period specified.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Net Premiums Written
Personal Lines
Vehicles
Agency	$7,655	$7,481	2%	$15,482	$14,954	4%
Direct	10,098	9,387	8	21,183	19,454	9
Property	856	845	1	1,549	1,578	(2)
Total Personal Lines	18,609	17,713	5	38,214	35,986	6
Commercial Lines	2,465	2,363	4	6,498	6,296	3
Other indemnity[1]	3	0	NM	6	0	NM
Total underwriting operations	$21,077	$20,076	5%	$44,718	$42,282	6%
Net Premiums Earned
Personal Lines
Vehicles
Agency	$7,632	$7,302	5%	$15,112	$14,328	5%
Direct	10,471	9,466	11	20,605	18,374	12
Property	777	776	0	1,547	1,552	0
Total Personal Lines	18,880	17,544	8	37,264	34,254	9
Commercial Lines	2,691	2,765	(3)	5,274	5,464	(3)
Other indemnity[1]	2	1	NM	3	1	NM
Total underwriting operations	$21,573	$20,310	6%	$42,541	$39,719	7%
NM = Not meaningful
[1] Includes other underwriting business and run-off operations.

				June 30,
(# in thousands)				2026	2025	% Change
Policies in Force
Personal Lines
Agency - auto				11,211	10,423	8%
Direct - auto				16,721	15,245	10
Special lines				7,297	6,850	7
Property				3,631	3,608	1
Total Personal Lines				38,860	36,126	8
Commercial Lines				1,226	1,189	3
Companywide total				40,086	37,315	7%
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments. Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining current customers as a critical component of our continued growth.

D. Personal Lines
Our Personal Lines business offers personal vehicle (personal auto and special lines) and residential property insurance products to consumers, with the operating goal of growing the number of insured products within our policyholders’ households. In the discussion below, we report our personal auto and personal property business results separately to provide a further understanding of our products. Our personal auto business discussions are further separated between the agency and direct distribution channels. For the three months ended June 30, 2026, 42% of our personal auto business was written through the agency channel and 58% was written through the direct channel. For both the second quarter and first half of 2026, consumer segment results varied by channel, as discussed below. Our total personal auto business experienced overall growth in policies in force, new business applications, and conversion, while quotes declined, compared to the same periods last year.
Personal Auto - Agency
The year-over-year changes in our personal auto agency business were as follows:

	Quarter		Year-to-date
	2026	2025	2026	2025
Applications
New	2%	6%	1%	17%
Renewal	9	19	11	18
Total	8	16	9	18
Written premium per policy
New	(3)	(6)	(3)	(5)
Renewal	(5)	(3)	(5)	(2)
Total	(4)	(3)	(4)	(2)
Policy life expectancy
Trailing 3 months	(7)	(6)
Trailing 12 months	(6)	(4)
The personal auto agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the second quarter 2026, we generated new agency personal auto application growth in 17 states, including five of our top 10 largest agency states.
Compared to the prior-year periods, new application and policies in force growth varied by consumer segment:
•Sams and Wrights experienced flat new application growth and a low decline in new applications during the second quarter and first six months of 2026, respectively, and positive policies in force growth at the end of the second quarter;
•Dianes experienced a low increase in new application growth during the second quarter and first six months of 2026, with positive policies in force growth at the end of the second quarter; and
•Robinsons experienced a moderate increase in new application growth during the second quarter and first six months of 2026, with a single-digit decrease in policies in force growth at the end of the second quarter.
For the second quarter 2026, on a year-over-year basis, we experienced a decrease in agency auto quote volume of 1% with a rate of conversion (i.e., converting a quote to a sale) increase of 2%. For the first six months of 2026, quote volume was flat and the rate of conversion increased 1%, compared to the same period in the prior year. Compared to the prior-year periods, quote volume and conversion varied by consumer segment:
•Sams and Dianes experienced a low single-digit decrease in quote volume and a single-digit increase in conversion, during the second quarter and first six months of 2026;
•Wrights experienced a low single-digit decrease in quote volume during the second quarter and first six months of 2026 and experienced conversion growth in the low single-digits for the quarter, with flat growth for the first six months of 2026; and
•Robinsons experienced a low double-digit increase in quote volume for the quarter and a single-digit increase for the first six months of 2026, with a single-digit decline in conversion in both periods.

Our personal auto rates were relatively stable during the quarter and on a year-to-date basis. The decrease in written premium per policy for new and renewal personal auto agency business for the second quarter and first six months 2026, compared to the same periods last year, was in part attributable to rate decreases in certain markets and a shift in the mix of business, including a shift to a higher percentage of 6-month term policies, which have about half of the amount of net premiums written as policies with 12-month terms.
Our trailing 3- and 12-month policy life expectancy in the agency auto business experienced a decrease at the end of the second quarter 2026, on a year-over-year basis, which we believe is primarily due to increased shopping and competition in the marketplace and, to a lesser extent, changes in billing plans offered to customers and a shift in our mix of business.
Personal Auto - Direct
The year-over-year changes in our personal auto direct business were as follows:

	Quarter		Year-to-date
	2026	2025	2026	2025
Applications
New	1%	9%	2%	21%
Renewal	13	25	14	23
Total	10	21	11	22
Written premium per policy
New	3	3	4	3
Renewal	(2)	1	(1)	1
Total	0	1	0	1
Policy life expectancy
Trailing 3 months	(10)	(8)
Trailing 12 months	(9)	(6)
The personal auto direct business includes business written directly by Progressive online or by phone. During the second quarter 2026, we generated new direct personal auto application growth in 19 states, including five of our top 10 largest direct states. Compared to the same periods in the prior year, Sams and Dianes experienced a single-digit increase in new applications, while Wrights and Robinsons experienced a single-digit decline for the second quarter and first six months of 2026. Policies in force grew between 6% and 11% in each consumer segment, compared to the same period last year.
During the second quarter and first six months of 2026, direct personal auto quote volume decreased 7% and 6%, respectively, with a rate of conversion increase of 9% in both periods, compared to the same periods last year, primarily driven by our competitiveness in the marketplace. For the second quarter and first six months of 2026, all consumer segments experienced a decline in quote volume and an increase in conversion, compared to the same periods in the prior year.
Our personal auto rates were relatively stable during the quarter and on a year-to-date basis, resulting in a minimal written premium per policy change for the second quarter and first six months of 2026, compared to the same periods last year.
Our trailing 3- and 12-month policy life expectancy in the direct auto business experienced a decrease at the end of the second quarter 2026, on a year-over-year basis, which we believe is primarily due to increased shopping and competition in the marketplace and, to a lesser extent, changes in billing plans offered to customers and a shift in our mix of business.
Personal Property
The year-over-year changes in our personal property business were as follows:

	Quarter		Year-to-date
	2026	2025	2026	2025
Applications
New	0%	(11)%	(1)%	(6)%
Renewal	1	14	1	13
Total	1	4	0	6
Written premium per policy
New	26	(33)	21	(37)
Renewal	(6)	(3)	(8)	(3)
Total	(2)	(6)	(4)	(7)
Policy life expectancy Trailing 12 months	(8)	(17)
Our personal property business writes residential property insurance for homeowners and renters, umbrella, and flood insurance through the “Write Your Own” program for the National Flood Insurance Program. Our personal property business insurance is written in the agency and direct channels.
In addition to reducing our overall exposure in more volatile weather-related markets (e.g., coastal, wildfire, and hail-prone areas), we continued to focus on achieving profitability goals and, in the second half of 2025, we began to increase product availability in markets where we believe we can achieve our profitability targets for our homeowners product, which we define as our total personal property business excluding renters and umbrella products. In the growth-oriented markets, homeowners product policies in force decreased 2% on a year-over-year basis as of June 30, 2026. Policies in force decreased 17% in the volatile weather markets as of the end of the second quarter 2026, compared to the same period in the prior year.
Beginning late 2025, we took actions in certain markets to generate new business growth at the state level based on our concentration risks, product segmentation, rate adequacy, cost sharing, geographical diversification, and the regulatory and market conditions. Some of these actions include expanding independent agency relationships, reopening new business in certain agency and direct channel markets, and lifting targeted underwriting restrictions on older roofs, medium- to high-value homes, and non-bundled homeowners products in certain markets. Certain of these restrictions remain in place in markets where we continue to focus on improving profitability and reducing exposure in more volatile weather-related markets. We believe these actions taken in 2025 continued to adversely impact new business application growth in 2026.
Our written premium per policy decreased on a year-over-year basis for the second quarter and first half of 2026, primarily attributable to a continued shift in the mix of business to more renters policies, which have lower average written premiums, and a decline in homeowners policies in force in both volatile weather-related markets and non-owner-occupied properties, which both have higher average premiums. The effect of these declines were partially offset by rate increases taken during the last 12 months and higher premium coverages reflecting increased property values. During the second quarter 2026, we increased rates, in aggregate, about 1% in our personal property business, bringing the year-to-date aggregate rate increase to 3%. We intend to continue to make targeted rate increases in states where we are not achieving our profitability goals.
The policy life expectancy in our personal property business shortened as of the end of the second quarter 2026, compared to the same period last year, which we believe is primarily driven by a continued shift in the mix of business to more renters policies and, to a lesser extent, rate increases in previous years and increased competition in the marketplace.
E. Commercial Lines
The following table and discussion focuses on our core commercial auto products, which accounted for about 80% of our Commercial Lines segment net premiums written on a trailing 12-month basis, as of the end of the second quarter 2026. Year-over-year changes in our core commercial auto products were as follows:

	Quarter		Year-to-date
	2026	2025	2026	2025
Applications
New	1%	3%	(3)%	6%
Renewal	8	5	9	5
Total	5	5	5	5
Written premium per policy
New	(4)	(7)	(4)	(7)
Renewal	(3)	(6)	(4)	(5)
Total	(3)	(6)	(4)	(6)
Policy life expectancy Trailing 12 months	2	5
For the second quarter, on a year-over-year basis, core commercial auto new and renewal application growth was positive in all BMTs, except for-hire transportation, primarily driven by rate decreases in targeted state and BMT combinations, and increased advertising and agent incentive spend. For the first six months of 2026, all BMTs experienced an increase in new application growth, except for hire-transportation and contractors, compared to the same period in the prior year. Policies in force grew in all of our BMTs, except in for-hire transportation and for-hire specialty, compared to the same period in the prior year. During the second quarter and first six months of 2026, commercial auto quote volume increased 1% in both periods, with a flat rate of conversion for the quarter and a decrease of 4% for the first six months of 2026, compared to the same periods in the prior year. We believe the decrease in conversion for the first six months of 2026 was primarily attributable to rate increases taken over the last year and increased consumer shopping.
The effect of the previously discussed rate increases on written premium per policy for our core commercial auto business was offset by the continued shift in the mix of business and a shift to a greater mix of policies with 6-month terms in our contractor and business auto BMTs, which have about half the amount of net premiums written as 12-month term policies. During the second quarter 2026, rates remained relatively stable in our core commercial auto products, bringing the year-to-date aggregate rate increase to 1%. We will continue to evaluate our rate need and adjust rates as we deem necessary.
Our policy life expectancy increased in our for-hire specialty and for-hire transportation BMTs, as of the end of the second quarter 2026, compared to the same period last year. The improvement in total policy life expectancy was due to a shift in the mix of business to BMTs with historically higher policy life expectancies, moderation of our rate increases, and various initiatives, such as payment and renewal reminders.

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
The following table summarizes investment results for the periods ended June 30:

	Three Months		Six Months
	2026	2025	2026	2025
Pretax recurring investment book yield (annualized)	4.2%	4.2%	4.2%	4.2%
FTE total return:
Fixed-income securities	0.6	1.7	0.9	4.3
Common stocks	15.3	10.9	10.6	5.3
Total portfolio	1.2	2.1	1.3	4.3

The change in the fixed-income portfolio FTE total return, compared to the prior-year period, primarily reflected movement in U.S. Treasury yields year-over-year.

The following table summarizes the FTE total returns for our fixed-income portfolio for the periods ended June 30:

	Three Months		Six Months
	2026	2025	2026	2025
Fixed-income securities:
U.S. government	0.1%	1.7%	0.1%	4.7%
State and local government	0.6	1.4	1.3	3.5
Foreign government	(1.4)	5.1	(2.5)	6.8
Corporate and other debt	1.0	2.0	1.2	4.0
Residential mortgage-backed	0.9	1.6	1.7	3.6
Commercial mortgage-backed	1.4	2.0	2.3	4.2
Other asset-backed	1.1	1.3	1.9	2.8
Nonredeemable preferred stocks	1.8	2.0	2.8	3.8
Short-term investments	1.1	1.1	2.0	2.2

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Average Rating[1]
June 30, 2026
U.S. government	$43,781	45.0%	4.5	AA+
State and local government	3,852	4.0	2.7	AA+
Foreign government	16	0	0.2	AAA
Corporate and other debt	21,591	22.2	2.8	BBB+
Residential mortgage-backed	4,282	4.4	2.2	AA+
Commercial mortgage-backed	7,453	7.7	1.0	AA
Other asset-backed	9,460	9.7	1.1	AA
Nonredeemable preferred stocks	276	0.3	2.0	BB+
Short-term investments	1,978	2.0	<0.1	A+
Total fixed-income securities	92,689	95.3	3.5	AA-
Common equities	4,532	4.7	na	na
Total portfolio[2]	$97,221	100.0%	3.5	AA-
June 30, 2025
U.S. government	$46,810	52.8%	4.4	AA+
State and local government	2,964	3.3	2.6	AA+
Foreign government	17	0	1.1	AAA
Corporate and other debt	18,122	20.5	2.8	BBB+
Residential mortgage-backed	2,660	3.0	2.5	AA+
Commercial mortgage-backed	5,049	5.7	1.6	AA-
Other asset-backed	6,650	7.5	1.1	AA
Nonredeemable preferred stocks	500	0.6	1.2	BBB-
Short-term investments	2,103	2.4	<0.1	A+
Total fixed-income securities	84,875	95.8	3.4	AA-
Common equities	3,735	4.2	na	na
Total portfolio[2]	$88,610	100.0%	3.4	AA-
December 31, 2025
U.S. government	$43,298	44.5%	5.4	AA+
State and local government	3,303	3.4	2.6	AA+
Foreign government	17	0	0.7	AAA
Corporate and other debt	19,991	20.5	2.6	BBB+
Residential mortgage-backed	3,175	3.3	2.3	AA+
Commercial mortgage-backed	5,973	6.1	1.4	AA-
Other asset-backed	7,109	7.3	1.2	AA
Nonredeemable preferred stocks	404	0.4	1.0	BB+
Short-term investments	10,005	10.3	<0.1	AA-
Total fixed-income securities	93,275	95.8	3.4	AA-
Common equities	4,098	4.2	na	na
Total portfolio[2]	$97,373	100.0%	3.4	AA-
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
2 At June 30, 2026 and 2025, and December 31, 2025, we had $568 million, $303 million, and $200 million, respectively, of net unsettled security transactions included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.
The total fair value of the portfolio at June 30, 2026 and 2025, and December 31, 2025, included $6.7 billion, $5.0 billion, and $13.0 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions. A portion of the investments held at December 31, 2025 were sold and proceeds were used to pay our common share dividends in January 2026; see Note 10 – Dividends for additional information.

Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities.
Group I securities, 7% of the total portfolio at June 30, 2026, include:
•common equities,
•nonredeemable preferred stocks,
•redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends, which are included in Group II, and
•all other non-investment-grade fixed-maturity securities.
Group II securities, 93% of the total portfolio at June 30, 2026, include:
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
Unrealized Gains (Losses)
As of June 30, 2026 and 2025, our fixed-maturity portfolio had a total after-tax net unrealized loss, which is recorded as part of accumulated other comprehensive income (loss) on our consolidated balance sheets, of $832 million and $81 million, respectively, compared to a total after-tax net unrealized gain of $117 million at December 31, 2025. The decline from June 30, 2025 and December 31, 2025 was due to valuation decreases across fixed-maturity sectors as interest rates rose during 2026. Our U.S. government and corporate and other debt securities had the most significant valuation decrease from prior year and prior year end.
See Note 2 – Investments for a further break-out of our gross unrealized gains (losses).
Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. Following are the primary exposures for our fixed-income portfolio.
Interest Rate Risk Our duration of 3.5 years at June 30, 2026 and 3.4 years at both June 30, 2025 and December 31, 2025, fell within our acceptable range of 1.5 to 5.0 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	June 30, 2026	June 30, 2025	December 31, 2025
1 year	12.6%	11.2%	11.8%
2 years	15.1	8.0	9.2
3 years	22.3	28.0	19.5
5 years	28.1	32.6	28.2
7 years	14.1	19.5	19.4
10 years	7.8	0.7	11.9
Total fixed-income portfolio	100.0%	100.0%	100.0%

Credit Risk This exposure is managed by maintaining an A minimum weighted average portfolio credit quality rating, as defined by NRSROs. At June 30, 2026 and 2025, and December 31, 2025, our weighted average credit quality rating was AA-. The credit quality distribution of the fixed-income portfolio was:

Average Rating[1]	June 30, 2026	June 30, 2025	December 31, 2025
AAA	18.0%	12.8%	13.2%
AA	53.1	61.0	59.6
A	9.0	8.2	8.8
BBB	17.9	16.8	17.1
Non-investment grade/non-rated
BB	1.6	1.0	1.1
B	0.3	0.1	0.1
Non-rated	0.1	0.1	0.1
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The credit quality ratings are assigned by NRSROs.

Concentration Risk We did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our investment constraints during the second quarter 2026.
Prepayment and Extension Risk We did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the second quarter 2026.
Liquidity Risk Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity. During the next 12 months, we expect approximately $11.2 billion, or 24%, of principal repayment from our fixed-income portfolio, excluding U.S. government securities and short-term investments. Cash from interest and dividend payments provides an additional source of recurring liquidity.
The duration of our U.S. government securities, which are included in the fixed-income portfolio, was comprised of the following at June 30, 2026:

($ in millions)	Fair Value	Duration (years)
Less than one year[1]	$347	0.6
One to two years	2,333	1.8
Two to three years	7,457	2.5
Three to five years	13,289	4.3
Five to seven years	12,872	5.4
Seven to ten years	7,483	7.7
Total U.S. government	$43,781	4.5
1 Excludes $757 million of U.S. Treasury Bills included in short-term investments.
ASSET-BACKED SECURITIES
The following table details the credit quality rating of our asset-backed securities at June 30, 2026:

(millions) Average Rating[1]	Residential Mortgage-Backed	Commercial Mortgage-Backed	Other Asset-Backed	Total
AAA	$3,434	$4,313	$6,685	$14,432
AA	99	1,311	170	1,580
A	597	639	1,041	2,277
BBB	150	820	1,515	2,485
Non-investment-grade/non-rated:
BB	0	357	49	406
B	0	13	0	13
CCC and lower	1	0	0	1
Non-rated	1	0	0	1
Total fair value	$4,282	$7,453	$9,460	$21,195
1 The credit quality ratings are assigned by NRSROs.
Our residential mortgage-backed portfolio consists of securities that are backed by high-credit quality borrowers and/or those that have strong structural protections through underlying loan collateralization. The fair value of this portfolio increased by $146 million during the second quarter 2026 and new purchases were concentrated in high-quality investment-grade securities and contained both fixed-rate and adjustable residential mortgages. We continued to view this sector as having attractive risk-adjusted spreads and potential returns.

The commercial mortgage-backed portfolio fair value increased by $462 million during the second quarter 2026 as we continued to view commercial mortgage-backed spreads as attractive. The growth in the portfolio was primarily the result of purchases of investment-grade securities backed by single-borrower transactions across various sectors including apartments, logistics, office, and data centers. We maintained a preference for geographically diversified portfolios or high-quality single assets in major markets.

A further break-down of our other asset-backed securities (OABS) at June 30, 2026:

(millions) Average Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total
AAA	$2,601	$2,960	$35	$0	$815	$274	$6,685
AA	0	82	1	0	45	42	170
A	0	0	0	150	163	728	1,041
BBB	0	0	0	1,410	0	105	1,515
Non-investment grade/non-rated:
BB	0	0	0	0	0	49	49
Total fair value	$2,601	$3,042	$36	$1,560	$1,023	$1,198	$9,460
The OABS portfolio fair value increased by $1.3 billion during the second quarter 2026. The growth in the portfolio was primarily the result of adding highly-rated, shorter duration collateralized loan obligations. We viewed these additions as offering an attractive risk/reward profile, and they were made in both the new issue and secondary markets.
STATE AND LOCAL GOVERNMENT SECURITIES
The following table details the credit quality rating of our state and local government (municipal) securities at June 30, 2026:

(millions) Average Rating	General Obligations	Housing Revenue	Other Revenue	Total
AAA	$948	$524	$442	$1,914
AA	502	705	438	1,645
A	0	0	224	224
Non-rated	56	0	13	69
Total fair value	$1,506	$1,229	$1,117	$3,852
The municipal portfolio fair value increased by $765 million during the second quarter 2026, driven primarily by purchases of taxable and tax-exempt bonds, including housing finance agency bonds, across several states. We continued to broaden the portfolio’s diversification through these investments.
CORPORATE AND OTHER DEBT SECURITIES
The following table details the credit quality rating of our corporate and other debt securities at June 30, 2026:

(millions) Average Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$34	$0	$0	$0	$0	$0	$85	$119
AA	69	0	423	851	0	0	44	1,387
A	602	673	119	3,316	311	89	539	5,649
BBB	3,907	2,196	722	2,218	1,731	219	2,158	13,151
Non-investment grade/non-rated:			0
BB	364	163	59	64	122	47	212	1,031
B	102	102	0	0	46	0	0	250
Non-rated	0	0	0	0	4	0	0	4
Total fair value	$5,078	$3,134	$1,323	$6,449	$2,214	$355	$3,038	$21,591
The corporate and other debt portfolio fair value increased by $605 million during the second quarter 2026. At both June 30, 2026 and March 31, 2026, corporate and other debt securities made up approximately 23% of our fixed-income portfolio. During the quarter, we purchased select corporate debt securities that we viewed as offering more attractive risk/reward profiles.

NONREDEEMABLE PREFERRED STOCKS
The following table details the credit quality rating of our nonredeemable preferred stocks at June 30, 2026:

	Financial Services
(millions) Average Rating	U.S. Banks	Foreign Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$96	$59	$0	$33	$0	$39	$227
Non-investment grade/non-rated:
Non-rated	0	0	20	20	9	0	49
Total fair value	$96	$59	$20	$53	$9	$39	$276
The nonredeemable preferred stock portfolio fair value increased $36 million during the second quarter 2026. The increase was primarily due to nonredeemable preferred stocks purchased during the quarter, partially offset by nonredeemable preferred stocks that were called during the quarter.
While dividends on nonredeemable preferred stocks can be deferred or skipped entirely, we expect these securities to pay dividends in full and on time as of June 30, 2026. The majority of our nonredeemable preferred stocks pay dividends that have tax preferential characteristics and have fixed-rate dividends until a call date. If not called, they generally convert to floating-rate dividends or reset at a fixed spread to a benchmark U.S. Treasury yield.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.5 years at June 30, 2026, compared to 3.4 years at June 30, 2025 and December 31, 2025. The weighted average beta of the equity portfolio was 1.1 at June 30, 2026 and 2025, and December 31, 2025. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2026 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	956,615	$200.60	3,754,894	21,245,106
May – prior authorization	326,307	198.75	4,081,201	—
May – current authorization	942,877	198.31	942,877	24,057,123
June	845,952	201.16	1,788,829	23,211,171
Total	3,071,751	$199.85
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under-leveraged capital.
In May 2026, the Board of Directors approved an authorization for the company to repurchase up to 25 million of its common shares. This authorization, which does not have an expiration date, terminated the 20,918,799 shares that remained under the Board’s May 2025 authorization to repurchase 25 million shares.
Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the second quarter 2026, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices.
Item 5. Other Information.
(c) Insider Trading Arrangements
During the second quarter 2026, Lori Niederst, our Chief Personal Lines Officer, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan provides for the sale of all of the shares issued upon vesting for certain outstanding equity awards previously granted to Ms. Niederst, excluding any shares withheld by the company to satisfy tax withholding obligations (see our 2026 Proxy Statement for a description of the company’s equity compensation plans). The plan was entered into on April 16, 2026, and will expire on February 12, 2027, subject to the plan’s earlier expiration or completion in accordance with its terms.
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

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	August 3, 2026	By: /s/ Andrew J. Quigg
Andrew J. Quigg
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10	Form of Restricted Stock Award Agreement under The Progressive Corporation Amended and Restated 2017 Directors Equity Incentive Plan (for 2026)	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Andrew J. Quigg	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, Andrew J. Quigg	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith