Form 10-Q
period 2026-09-30
PROGRESSIVE CORP/OH/
filed 2026-11-02
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
Common Shares, $1.00 par value: 579,362,175 outstanding at October 1, 2026

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months		Nine Months
Periods Ended September 30,	2026	2025	2026	2025
(millions — except per share amounts)
Revenues
Net premiums earned	$21,869	$20,849	$64,410	$60,568
Investment income	1,035	924	2,931	2,609
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	(9)	12	103	32
Net holding period gains (losses) on securities	(161)	283	211	438
Total net realized gains (losses) on securities	(170)	295	314	470
Fees and other revenues	311	306	913	896
Service revenues	147	138	421	382
Total revenues	23,192	22,512	68,989	64,925
Expenses
Losses and loss adjustment expenses	14,904	13,445	43,303	39,854
Policy acquisition costs	1,607	1,555	4,712	4,522
Other underwriting expenses	3,196	3,015	9,253	8,423
Policyholder credit expense	0	950	0	950
Investment expenses	10	10	28	26
Service expenses	152	144	437	400
Interest expense	87	70	245	209
Total expenses	19,956	19,189	57,978	54,384
Net Income
Income before income taxes	3,236	3,323	11,011	10,541
Provision for income taxes	694	708	2,340	2,184
Net income	2,542	2,615	8,671	8,357
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	(1,898)	284	(2,847)	1,611
Net unrealized losses on forecasted transactions	0	0	0	1
Foreign currency translation adjustment	1	0	0	0
Other comprehensive income (loss)	(1,897)	284	(2,847)	1,612
Comprehensive income (loss)	$645	$2,899	$5,824	$9,969
Computation of Earnings Per Common Share
Average common shares outstanding - Basic	580.9	586.5	583.1	586.3
Net effect of dilutive stock-based compensation	1.3	1.7	1.5	1.8
Total average equivalent common shares - Diluted	582.2	588.2	584.6	588.1
Basic: Earnings per common share	$4.38	$4.46	$14.87	$14.25
Diluted: Earnings per common share	$4.37	$4.45	$14.83	$14.21

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31,
(millions)	2026	2025	2025
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $95,719, $88,247, and $82,704)	$92,247	$88,509	$82,866
Short-term investments (amortized cost: $2,125, $1,515, and $10,005)	2,125	1,515	10,005
Total available-for-sale securities	94,372	90,024	92,871
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $212, $454, and $419)	193	438	404
Common equities (cost: $909, $808, and $819)	4,632	4,047	4,098
Total equity securities	4,825	4,485	4,502
Total investments	99,197	94,509	97,373
Cash and cash equivalents	141	173	125
Restricted cash and cash equivalents	15	12	13
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	156	185	138
Accrued investment income	747	691	670
Premiums receivable, net of allowance for credit losses of $588, $516, and $552	17,337	16,519	15,362
Reinsurance recoverables	3,875	4,107	4,083
Prepaid reinsurance premiums	209	215	197
Deferred acquisition costs	2,300	2,164	2,044
Property and equipment, net of accumulated depreciation of $1,428, $1,398, and $1,460	924	790	783
Net federal deferred income taxes	1,231	662	748
Other assets	1,768	1,693	1,641
Total assets	$127,744	$121,535	$123,039
Liabilities and Shareholders’ Equity
Unearned premiums	$27,873	$26,822	$25,219
Loss and loss adjustment expense reserves	46,786	42,105	43,310
Dividends payable on common shares	58	59	7,972
Accounts payable, accrued expenses, and other liabilities	10,153	10,208	9,318
Debt[1]	8,389	6,896	6,897
Total liabilities	93,259	86,090	92,716
Common shares, $1.00 par value (authorized 900; issued 798, including treasury shares of 219, 212, and 212)	579	586	586
Paid-in capital	2,372	2,233	2,307
Retained earnings	34,278	32,437	27,327
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	(2,730)	203	117
Net unrealized losses on forecasted transactions	(13)	(13)	(13)
Foreign currency translation adjustment	(1)	(1)	(1)
Total accumulated other comprehensive income (loss)	(2,744)	189	103
Total shareholders’ equity	34,485	35,445	30,323
Total liabilities and shareholders’ equity	$127,744	$121,535	$123,039
1 Consists of both short-term and long-term debt. See Note 4 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Three Months		Nine Months
Periods Ended September 30,	2026	2025	2026	2025
(millions — except per share amounts)
Common Shares, $1.00 Par Value
Balance, beginning of period	$581	$586	$586	$586
Treasury shares purchased	(3)	(1)	(8)	(1)
Net restricted equity awards issued/vested	1	1	1	1
Balance, end of period	579	586	579	586
Paid-In Capital
Balance, beginning of period	2,338	2,192	2,307	2,145
Amortization of equity-based compensation	43	42	95	90
Treasury shares purchased	(9)	0	(30)	(1)
Net restricted equity awards issued/vested	(1)	(1)	(1)	(1)
Reinvested dividends on restricted stock units	1	0	1	0
Balance, end of period	2,372	2,233	2,372	2,233
Retained Earnings
Balance, beginning of period	32,261	29,921	27,327	24,283
Net income	2,542	2,615	8,671	8,357
Treasury shares purchased	(459)	(39)	(1,525)	(105)
Cash dividends declared on common shares ($0.10, $0.10, $0.30, and $0.30 per share)	(58)	(59)	(174)	(176)
Reinvested dividends on restricted stock units	(1)	0	(1)	0
Other, net	(7)	(1)	(20)	78
Balance, end of period	34,278	32,437	34,278	32,437
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(847)	(95)	103	(1,423)
Other comprehensive income (loss)	(1,897)	284	(2,847)	1,612
Balance, end of period	(2,744)	189	(2,744)	189
Total shareholders’ equity	$34,485	$35,445	$34,485	$35,445
There are 20 million Serial Preferred Shares authorized. There are 5 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2026	2025
(millions)
Cash Flows From Operating Activities
Net income	$8,671	$8,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	254	230
Net amortization (accretion) of fixed-income securities	(115)	(81)
Amortization of equity-based compensation	95	90
Net realized (gains) losses on securities	(314)	(470)
Net (gains) losses on disposition of property and equipment	5	2
Changes in:
Premiums receivable	(1,975)	(2,150)
Reinsurance recoverables	208	658
Prepaid reinsurance premiums	(12)	134
Deferred acquisition costs	(256)	(203)
Income taxes	142	(138)
Unearned premiums	2,654	2,964
Loss and loss adjustment expense reserves	3,476	3,048
Accounts payable, accrued expenses, and other liabilities	(181)	2,079
Other, net	(160)	(142)
Net cash provided by operating activities	12,492	14,378
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(43,791)	(34,912)
Equity securities	(205)	(143)
Sales:
Fixed maturities	23,108	17,520
Equity securities	192	182
Maturities, paydowns, calls, and other:
Fixed maturities	7,564	6,269
Equity securities	189	240
Net (purchases) sales of short-term investments	7,945	(825)
Net change in unsettled security transactions	960	398
Purchases of property and equipment	(317)	(227)
Sales of property and equipment	45	70
Net cash used in investing activities	(4,310)	(11,428)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(8,088)	(2,812)
Acquisition of treasury shares for equity award tax liabilities	(73)	(92)
Acquisition of treasury shares acquired in open market	(1,490)	(15)
Net proceeds from debt issuances	1,487	0
Net cash used in financing activities	(8,164)	(2,919)
Increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	18	31
Cash, cash equivalents, restricted cash, and restricted cash equivalents – January 1	138	154
Cash, cash equivalents, restricted cash, and restricted cash equivalents – September 30	$156	$185
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
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2026, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report to Shareholders).
Premiums Receivable
We perform analyses to evaluate our premiums receivable for expected credit losses. See our 2025 Annual Report to Shareholders for a discussion on our premiums receivable allowance for credit loss policy. The following table summarizes changes in our allowance for credit loss exposure on our premiums receivable:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2026	2025	2026	2025
Allowance for credit losses, beginning of period	$544	$501	$552	$460
Increase in allowance[1]	228	211	641	540
Write-offs[2]	(184)	(196)	(605)	(484)
Allowance for credit losses, end of period	$588	$516	$588	$516
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
Non-cash activity included the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2026	2025
Common share dividends[1]	$58	$59
Operating lease liabilities[2]	50	83
1 Declared but unpaid. See Note 10 – Dividends for further discussion.
2 From obtaining right-of-use assets.
In the respective periods, we paid the following:

	Nine Months Ended September 30,
(millions)	2026	2025
Income taxes, net of refunds	$2,193	$2,313
Interest	263	226
Operating lease liabilities	69	68
New Accounting Standards
We did not adopt any new accounting standards during the three and nine months ended September 30, 2026.
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

2.  INVESTMENTS
The following tables present the composition of our investment portfolio by major security type:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2026
Available-for-sale securities:
Fixed maturities:
U.S. government	$43,865	$0	$(2,271)	$0	$41,594	41.9%
State and local government	3,988	0	(153)	0	3,835	3.9
Corporate and other debt	23,856	16	(580)	(17)	23,275	23.5
Residential mortgage-backed	4,654	0	(95)	0	4,559	4.6
Commercial mortgage-backed	8,174	3	(268)	0	7,909	8.0
Other asset-backed	11,182	4	(111)	0	11,075	11.1
Total fixed maturities	95,719	23	(3,478)	(17)	92,247	93.0
Short-term investments	2,125	0	0	0	2,125	2.1
Total available-for-sale securities	97,844	23	(3,478)	(17)	94,372	95.1
Equity securities:
Nonredeemable preferred stocks	212	0	0	(19)	193	0.2
Common equities	909	0	0	3,723	4,632	4.7
Total equity securities	1,121	0	0	3,704	4,825	4.9
Total portfolio[1]	$98,965	$23	$(3,478)	$3,687	$99,197	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2025
Available-for-sale securities:
Fixed maturities:
U.S. government	$51,021	$731	$(413)	$0	$51,339	54.3%
State and local government	3,320	20	(65)	0	3,275	3.5
Foreign government	16	0	0	0	16	0
Corporate and other debt	18,621	270	(86)	12	18,817	19.9
Residential mortgage-backed	2,979	26	(6)	1	3,000	3.2
Commercial mortgage-backed	5,916	17	(247)	0	5,686	6.0
Other asset-backed	6,374	35	(33)	0	6,376	6.7
Total fixed maturities	88,247	1,099	(850)	13	88,509	93.6
Short-term investments	1,515	0	0	0	1,515	1.6
Total available-for-sale securities	89,762	1,099	(850)	13	90,024	95.2
Equity securities:
Nonredeemable preferred stocks	454	0	0	(16)	438	0.5
Common equities	808	0	0	3,239	4,047	4.3
Total equity securities	1,262	0	0	3,223	4,485	4.8
Total portfolio[1]	$91,024	$1,099	$(850)	$3,236	$94,509	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2025
Available-for-sale securities:
Fixed maturities:
U.S. government	$43,114	$541	$(357)	$0	$43,298	44.5%
State and local government	3,342	19	(58)	0	3,303	3.4
Foreign government	17	0	0	0	17	0
Corporate and other debt	19,773	273	(68)	13	19,991	20.5
Residential mortgage-backed	3,152	28	(6)	1	3,175	3.3
Commercial mortgage-backed	6,194	12	(233)	0	5,973	6.1
Other asset-backed	7,112	28	(31)	0	7,109	7.3
Total fixed maturities	82,704	901	(753)	14	82,866	85.1
Short-term investments	10,005	0	0	0	10,005	10.3
Total available-for-sale securities	92,709	901	(753)	14	92,871	95.4
Equity securities:
Nonredeemable preferred stocks	419	0	0	(15)	404	0.4
Common equities	819	0	0	3,279	4,098	4.2
Total equity securities	1,238	0	0	3,264	4,502	4.6
Total portfolio[1]	$93,947	$901	$(753)	$3,278	$97,373	100.0%
1 At September 30, 2026 and 2025, and December 31, 2025, we had $1,160 million, $523 million, and $200 million, respectively, of net unsettled security transactions included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.
The total fair value of the portfolio at September 30, 2026 and 2025, and December 31, 2025, included $5.8 billion, $4.9 billion, and $13.0 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of unsettled security transactions. A portion of the investments held at December 31, 2025, were sold and proceeds were used to pay our common share dividends in January 2026; see Note 10 – Dividends for additional information.
At September 30, 2026, securities in the principal amount of $945 million were on deposit to meet state insurance and other regulatory requirements. We did not hold any securities of any one issuer, excluding U.S. government securities, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at September 30, 2026 or 2025, or December 31, 2025. At September 30, 2026, we did not hold any debt securities that were non-income producing during the preceding 12 months.
Hybrid Securities Certain securities in our fixed-maturity portfolio are accounted for as hybrid securities and are reported at fair value:

	September 30,
(millions)	2026	2025	December 31, 2025
Fixed Maturities:
Corporate and other debt	$643	$696	$733
Residential mortgage-backed	694	642	792
Total hybrid securities	$1,337	$1,338	$1,525
These securities contain embedded derivatives (e.g., change-in-control put option, debt-to-equity conversion, or any other feature unrelated to the credit quality or risk of default of the issuer that could impact the amount or timing of our expected future cash flows) that are not deemed to be clearly and closely related to the host investments. Since the embedded derivatives do not have observable intrinsic values, we use the fair value option to record the changes in fair value of these securities through income as a component of net realized gains (losses).

Fixed Maturities The following table details the composition of fixed maturities by maturity at September 30, 2026:

(millions)	Cost	Fair Value
Less than one year	$12,374	$12,300
One to five years	50,489	48,905
Five to ten years	32,395	30,593
Ten years or greater	461	449
Total	$95,719	$92,247
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
Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
September 30, 2026
U.S. government	109	$41,594	$(2,271)	69	$36,518	$(1,843)	40	$5,076	$(428)
State and local government	532	3,782	(153)	381	2,859	(87)	151	923	(66)
Corporate and other debt	723	19,776	(580)	656	18,112	(501)	67	1,664	(79)
Residential mortgage-backed	139	3,724	(95)	122	3,678	(89)	17	46	(6)
Commercial mortgage-backed	180	4,916	(268)	80	2,927	(37)	100	1,989	(231)
Other asset-backed	238	7,870	(111)	209	7,141	(80)	29	729	(31)
Total fixed maturities	1,921	$81,662	$(3,478)	1,517	$71,235	$(2,637)	404	$10,427	$(841)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
September 30, 2025
U.S. government	71	$11,145	$(413)	7	$1,777	$(3)	64	$9,368	$(410)
State and local government	251	1,557	(65)	40	188	(1)	211	1,369	(64)
Corporate and other debt	138	3,503	(86)	24	718	(4)	114	2,785	(82)
Residential mortgage-backed	28	283	(6)	9	186	(1)	19	97	(5)
Commercial mortgage-backed	138	2,879	(247)	16	375	(1)	122	2,504	(246)
Other asset-backed	50	1,128	(33)	13	228	(1)	37	900	(32)
Total fixed maturities	676	$20,495	$(850)	109	$3,472	$(11)	567	$17,023	$(839)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Gross Unrealized Losses	No. of Sec.	Fair Value	Gross Unrealized Losses
December 31, 2025
U.S. government	62	$17,402	$(357)	8	$11,327	$(54)	54	$6,075	$(303)
State and local government	252	1,589	(58)	60	318	(1)	192	1,271	(57)
Corporate and other debt	141	3,821	(68)	36	1,177	(5)	105	2,644	(63)
Residential mortgage-backed	30	293	(6)	12	233	(1)	18	60	(5)
Commercial mortgage-backed	147	3,551	(233)	34	1,210	(3)	113	2,341	(230)
Other asset-backed	64	1,924	(31)	32	1,148	(3)	32	776	(28)
Total fixed maturities	696	$28,580	$(753)	182	$15,413	$(67)	514	$13,167	$(686)
A review of the securities in an unrealized loss position indicated that, at the end of each period presented, the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

Allowance For Credit and Uncollectible Losses We are required to measure the amount of potential credit losses for all fixed-maturity securities in an unrealized loss position. We did not record any allowances for credit losses or any write-offs for credit losses deemed to be uncollectible during the first nine months of 2026 or 2025, and did not have a material credit loss allowance balance as of September 30, 2026 and 2025, or December 31, 2025. No unrealized loss write-offs were recorded during the nine months ended September 30, 2026 or 2025.
As of September 30, 2026 and 2025, and December 31, 2025, we believe that none of the unrealized losses on our fixed-maturity securities were related to material credit losses on any specific securities, or in the aggregate. We continue to expect all the securities in our fixed-maturity portfolio will pay their principal and interest obligations.
In addition, we reviewed the accrued investment income on securities in an unrealized loss position at September 30, 2026 and 2025, and December 31, 2025, to determine if the accrued interest amounts were uncollectible. Based on our analysis, we believe the issuers have sufficient liquidity and capital reserves to meet their current interest and future principal obligations and, therefore, did not write off any accrued income as uncollectible at September 30, 2026 and 2025, or December 31, 2025.

Realized Gains (Losses) The following table details the components of net realized gains (losses) for the three and nine months ended September 30:

	Three Months		Nine Months
(millions)	2026	2025	2026	2025
Gross realized gains on security sales
Available-for-sale securities:
U.S. government	$9	$1	$159	$78
State and local government	0	0	1	0
Corporate and other debt	7	6	42	9
Residential mortgage-backed	0	0	1	1
Total available-for-sale securities	16	7	203	88
Equity securities:
Nonredeemable preferred stocks	2	1	12	3
Common equities	27	11	63	50
Total equity securities	29	12	75	53
Subtotal gross realized gains on security sales	45	19	278	141
Gross realized losses on security sales
Available-for-sale securities:
U.S. government	(48)	0	(133)	(78)
State and local government	(4)	0	(8)	(2)
Corporate and other debt	(15)	(4)	(26)	(7)
Residential mortgage-backed securities	(1)	0	(1)	0
Commercial mortgage-backed	(1)	0	(1)	(10)
Total available-for-sale securities	(69)	(4)	(169)	(97)
Equity securities:
Nonredeemable preferred stocks	0	(1)	(8)	(6)
Common equities	(3)	(2)	(16)	(6)
Total equity securities	(3)	(3)	(24)	(12)
Subtotal gross realized losses on security sales	(72)	(7)	(193)	(109)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government	(38)	1	27	0
State and local government	(4)	0	(7)	(2)
Corporate and other debt	(8)	2	16	2
Residential mortgage-backed	(1)	0	0	1
Commercial mortgage-backed	(1)	0	(1)	(10)
Total available-for-sale securities	(52)	3	35	(9)
Equity securities:
Nonredeemable preferred stocks	2	0	4	(3)
Common equities	23	9	46	44
Total equity securities	25	9	50	41
Subtotal net realized gains (losses) on security sales	(27)	12	85	32
Other assets
Gain	18	0	18	0
Net holding period gains (losses)
Hybrid securities	(218)	3	(228)	17
Equity securities	57	280	439	421
Subtotal net holding period gains (losses)	(161)	283	211	438
Total net realized gains (losses) on securities[1]	$(170)	$295	$314	$470
1U.S. Treasury futures positions are utilized to manage portfolio duration. Net realized losses on closed positions, which are included within U.S. government securities, were $18 million and $69 million for the three and nine months ended September 30, 2026, respectively. Net holding period losses on open positions, which are included within hybrid securities, were $199 million and $198 million for the three and nine months ended September 30, 2026, respectively. There was no U.S. Treasury futures activity during the corresponding 2025 periods.
During the third quarter and first nine months of 2026 and 2025, the majority of our security sales were U.S. government securities, primarily sold to manage portfolio duration. We also selectively sold securities that we viewed as having less attractive risk/reward profiles during the third quarter and first nine months of 2026 and 2025.

The following table reflects our holding period realized gains (losses) recognized on equity securities held at the three and nine months ended September 30:

	Three Months		Nine Months
(millions)	2026	2025	2026	2025
Total net gains (losses) recognized during the period on equity securities	$82	$289	$489	$462
Less: Net gains (losses) recognized on equity securities sold during the period	25	9	50	41
Net holding period gains (losses) recognized during the period on equity securities held at period end	$57	$280	$439	$421

Net Investment Income The following table details the components of net investment income for the three and nine months ended September 30:

	Three Months		Nine Months
(millions)	2026	2025	2026	2025
Available-for-sale securities:
Fixed maturities:
U.S. government	$429	$470	$1,262	$1,314
State and local government	32	24	83	64
Corporate and other debt	273	214	761	593
Residential mortgage-backed	59	38	152	95
Commercial mortgage-backed	90	63	244	175
Other asset-backed	118	78	305	246
Total fixed maturities	1,001	887	2,807	2,487
Short-term investments	19	20	79	66
Total available-for-sale securities	1,020	907	2,886	2,553
Equity securities:
Nonredeemable preferred stocks	2	6	8	19
Common equities	13	11	37	37
Total equity securities	15	17	45	56
Investment income	1,035	924	2,931	2,609
Investment expenses	(10)	(10)	(28)	(26)
Net investment income	$1,025	$914	$2,903	$2,583
On a year-over-year basis, investment income (interest and dividends) increased 12% for both the three and nine months ended September 30, 2026, compared to the same periods last year. The increases primarily reflect growth in invested assets.

3. FAIR VALUE
The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2026
Fixed maturities:
U.S. government	$41,594	$0	$0	$41,594	$43,865
State and local government	0	3,835	0	3,835	3,988
Corporate and other debt	0	23,266	9	23,275	23,856
Residential mortgage-backed	0	4,559	0	4,559	4,654
Commercial mortgage-backed	0	7,909	0	7,909	8,174
Other asset-backed	0	10,926	149	11,075	11,182
Total fixed maturities	41,594	50,495	158	92,247	95,719
Short-term investments	2,082	43	0	2,125	2,125
Total available-for-sale securities	43,676	50,538	158	94,372	97,844
Equity securities:
Nonredeemable preferred stocks	0	140	53	193	212
Common equities:
Common stocks	4,585	0	8	4,593	870
Other risk investments	0	0	39	39	39
Subtotal common equities	4,585	0	47	4,632	909
Total equity securities	4,585	140	100	4,825	1,121
Total portfolio	$48,261	$50,678	$258	$99,197	$98,965
Debt	$0	$7,345	$0	$7,345	$8,389

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2025
Fixed maturities:
U.S. government	$51,339	$0	$0	$51,339	$51,021
State and local government	0	3,275	0	3,275	3,320
Foreign government	0	16	0	16	16
Corporate and other debt	0	18,812	5	18,817	18,621
Residential mortgage-backed	0	3,000	0	3,000	2,979
Commercial mortgage-backed	0	5,686	0	5,686	5,916
Other asset-backed	0	6,376	0	6,376	6,374
Total fixed maturities	51,339	37,165	5	88,509	88,247
Short-term investments	1,414	101	0	1,515	1,515
Total available-for-sale securities	52,753	37,266	5	90,024	89,762
Equity securities:
Nonredeemable preferred stocks	0	378	60	438	454
Common equities:
Common stocks	4,004	0	9	4,013	774
Other risk investments	0	0	34	34	34
Subtotal common equities	4,004	0	43	4,047	808
Total equity securities	4,004	378	103	4,485	1,262
Total portfolio	$56,757	$37,644	$108	$94,509	$91,024
Debt	$0	$6,398	$0	$6,398	$6,896

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2025
Fixed maturities:
U.S. government	$43,298	$0	$0	$43,298	$43,114
State and local government	0	3,303	0	3,303	3,342
Foreign government	0	17	0	17	17
Corporate and other debt	0	19,987	4	19,991	19,773
Residential mortgage-backed	0	3,175	0	3,175	3,152
Commercial mortgage-backed	0	5,973	0	5,973	6,194
Other asset-backed	0	7,109	0	7,109	7,112
Total fixed maturities	43,298	39,564	4	82,866	82,704
Short-term investments	9,810	195	0	10,005	10,005
Total available-for-sale securities	53,108	39,759	4	92,871	92,709
Equity securities:
Nonredeemable preferred stocks	0	344	60	404	419
Common equities:
Common stocks	4,057	0	5	4,062	783
Other risk investments	0	0	36	36	36
Subtotal common equities	4,057	0	41	4,098	819
Total equity securities	4,057	344	101	4,502	1,238
Total portfolio	$57,165	$40,103	$105	$97,373	$93,947
Debt	$0	$6,345	$0	$6,345	$6,897
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
At September 30, 2026, vendor-quoted prices represented 90% of our Level 1 classifications (excluding short-term investments valued at adjusted original cost), compared to 93% and 91%, at September 30, 2025 and December 31, 2025, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. government securities, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.
At September 30, 2026 and 2025, vendor-quoted prices comprised 99% of our Level 2 classifications (excluding short-term investments valued at adjusted original cost), with the balance from dealer quotes, compared to 100% at December 31, 2025. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
To the extent we receive prices from external sources (e.g., broker and valuation firm) for the Level 3 securities, we review those prices for reasonableness using internally developed assumptions and then compare our derived prices to the prices received from the external sources. Based on our review during the first nine months of 2026 and for the full year of 2025, all prices received from external sources remained unadjusted.
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
Our Level 3 investments include securities that are not subject to fair value accounting. Since these securities represent less than 0.1% of our total portfolio, we include them in our Level 3 disclosures and report the activity from these investments as “other” changes in the summary of changes in fair value table and categorize these securities as “pricing exemption securities” in the quantitative information table.
During the first nine months of 2026 and for the full year of 2025, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Due to the relative size of the Level 3 securities’ fair values, compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2026 and 2025:

(millions)	Fair Value at June 30, 2026	Calls/ Maturities/ Paydowns/ Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at September 30, 2026
Fixed maturities:
Corporate and other debt	$4	$5	$0	$0	$0	$0	$0	$9
Other asset-backed	150	(1)	0	0	0	0	0	149
Equity securities:
Nonredeemable preferred stocks	49	4	0	0	0	0	0	53
Common equities:
Common stocks	8	0	0	0	0	0	0	8
Other risk investments	39	0	0	0	0	0	0	39
Total Level 3 securities	$250	$8	$0	$0	$0	$0	$0	$258

(millions)	Fair Value at June 30, 2025	Calls/ Maturities/ Paydowns/ Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at September 30, 2025
Fixed maturities:
Corporate and other debt	$5	$0	$0	$0	$0	$0	$0	$5
Equity securities:
Nonredeemable preferred stocks	60	0	0	0	0	0	0	60
Common equities:
Common stocks	9	0	0	0	0	0	0	9
Other risk investments	32	2	0	0	0	0	0	34
Total Level 3 securities	$106	$2	$0	$0	$0	$0	$0	$108

(millions)	Fair Value at December 31, 2025	Calls/ Maturities/ Paydowns/ Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at September 30, 2026
Fixed maturities:
Corporate and other debt	$4	$5	$0	$0	$0	$0	$0	$9
Other asset-backed	0	(1)	150	0	0	0	0	149
Equity securities:
Nonredeemable preferred stocks	60	4	0	(5)	(7)	1	0	53
Common equities:
Common stocks	5	0	0	0	0	3	0	8
Other risk investments	36	3	0	0	0	0	0	39
Total Level 3 securities	$105	$11	$150	$(5)	$(7)	$4	$0	$258
(millions)	Fair Value at December 31, 2024	Calls/ Maturities/ Paydowns/ Other	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation[1]	Net Transfers In (Out)	Fair Value at September 30, 2025
Fixed maturities:
Corporate and other debt	$5	$0	$0	$0	$0	$0	$0	$5
Equity securities:
Nonredeemable preferred stocks	52	0	8	0	0	0	0	60
Common equities:
Common stocks	23	0	0	0	0	(14)	0	9
Other risk investments	25	9	0	0	0	0	0	34
Total Level 3 securities	$105	$9	$8	$0	$0	$(14)	$0	$108
1For fixed maturities, amounts included are unrealized gains (losses) reflected in accumulated other comprehensive income (loss) on our consolidated balance sheets. For equity securities, amounts included are net holding period gains (losses) on securities on our consolidated statements of comprehensive income.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at September 30, 2026 and 2025, and December 31, 2025:

($ in millions)	Fair Value at September 30, 2026	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt	$9	Market comparables	Weighted average market capitalization price change %	(9.8)% to 0.3%	(2.6)%
Equity securities:
Nonredeemable preferred stocks	49	Market comparables	Weighted average market capitalization price change %	(21.2)% to 2.4%	(8.3)%
Common stocks	8	Market comparables	Weighted average market capitalization price change %	(48.5)% to 42.6%	(21.2)%
Subtotal Level 3 securities	66
External price securities	149
Pricing exemption securities	43
Total Level 3 securities	$258

($ in millions)	Fair Value at September 30, 2025	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt	$5	Market comparables	Weighted average market capitalization price change %	(1.0)% to (0.9)%	(1.0)%
Equity securities:
Nonredeemable preferred stocks	60	Market comparables	Weighted average market capitalization price change %	(6.6)% to 11.3%	3.8%
Common stocks	9	Market comparables	Weighted average market capitalization price change %	(21.5)% to 74.6%	11.3%
Subtotal Level 3 securities	74
Pricing exemption securities	34
Total Level 3 securities	$108

($ in millions)	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input	Range of Input Values Increase (Decrease)	Weighted Average Increase (Decrease)
Fixed maturities:
Corporate and other debt	$4	Market comparables	Weighted average market capitalization price change %	(0.1)% to 0.1%	0%
Equity securities:
Nonredeemable preferred stocks	60	Market comparables	Weighted average market capitalization price change %	(14.5)% to 7.6%	(4.5)%
Common stocks	5	Market comparables	Weighted average market capitalization price change %	(40.9)% to 36.3%	7.6%
Subtotal Level 3 securities	69
Pricing exemption securities	36
Total Level 3 securities	$105

4. DEBT
Debt at each of the balance sheet periods consisted of the following Senior Notes:

($ in millions)				September 30, 2026		September 30, 2025		December 31, 2025
Principal Amount	Interest Rate	Issuance Date	Maturity Date	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
$500	2.45%	August 2016	January 2027	$500	$497	$499	$491	$499	$493
500	2.50	March 2022	March 2027	500	495	499	490	499	492
300	6 5/8	March 1999	March 2029	299	308	298	323	299	323
550	4.00	October 2018	March 2029	549	533	548	550	548	551
500	3.20	March 2020	March 2030	498	463	498	481	498	484
500	4.60	March 2026	March 2031	497	479	0	0	0	0
500	3.00	March 2022	March 2032	497	437	497	461	497	462
400	6.25	November 2002	December 2032	398	412	397	445	397	442
500	4.95	May 2023	June 2033	497	476	497	514	497	513
1,000	5.15	March 2026	March 2036	991	935	0	0	0	0
350	4.35	April 2014	April 2044	347	274	347	308	347	304
400	3.70	January 2015	January 2045	396	284	396	320	396	314
850	4.125	April 2017	April 2047	843	627	843	716	843	702
600	4.20	March 2018	March 2048	591	446	591	510	591	498
500	3.95	March 2020	March 2050	492	351	492	404	492	392
500	3.70	March 2022	March 2052	494	328	494	385	494	375
Total				$8,389	$7,345	$6,896	$6,398	$6,897	$6,345
At September 30, 2026, short-term debt consisted of the $500 million 2.45% Senior Notes that mature in January 2027 and the $500 million 2.50% Senior Notes that mature in March 2027. There was no short-term debt outstanding at September 30, 2025, or December 31, 2025.
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
During the second quarter 2026, The Progressive Corporation renewed its line of credit with PNC Bank, National Association, in the maximum principal amount of $300 million, which expires April 30, 2027. The renewal amended the interest rate to the 1-month term Secured Overnight Financing Rate (SOFR) plus 1.0%. The remaining terms are unchanged from the previous line of credit. See the 2025 Annual Report to Shareholders for a discussion of the terms of this line of credit. We had no borrowings under the line of credit that was available during the periods presented.

5. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2026, was 21.4% and 21.3%, respectively, compared to 21.3% and 20.7% for the same periods last year.
Deferred income taxes reflect the tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes and, therefore, no valuation allowance was needed at September 30, 2026 and 2025, and December 31, 2025.
We had net current income taxes recoverable of $103 million at September 30, 2026, which was reported in other assets on our consolidated balance sheets, compared to net current income taxes payable of $24 million and $28 million at September 30, 2025, and December 31, 2025, respectively, which were reported in accounts payable, accrued expenses, and other liabilities. The balance may fluctuate from period to period due to normal timing differences.
At September 30, 2026 and 2025, and December 31, 2025, we have not recorded any unrecognized tax benefits or related interest and penalties.
6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Activity in the loss and loss adjustment expense reserves is summarized as follows:

	September 30,
(millions)	2026	2025
Balance at January 1	$43,310	$39,057
Less reinsurance recoverables on unpaid losses	3,807	4,487
Net balance at January 1	39,503	34,570
Incurred related to:
Current year	44,839	40,922
Prior years	(1,536)	(1,068)
Total incurred	43,303	39,854
Paid related to:
Current year	23,579	21,904
Prior years	16,033	14,228
Total paid	39,612	36,132
Net balance at September 30	43,194	38,292
Plus reinsurance recoverables on unpaid losses	3,592	3,813
Balance at September 30	$46,786	$42,105
We experienced favorable reserve development of $1,536 million and $1,068 million during the first nine months of 2026 and 2025, respectively, which is reflected as “incurred related to prior years” in the table above.
Year-to-date September 30, 2026
•The favorable prior-year reserve development included approximately $975 million attributable to accident year 2025, $325 million to accident year 2024, and the remainder to accident years 2023 and prior.
•Our personal auto products incurred about $1,300 million of favorable loss and loss adjustment expense (LAE) reserve development, with the agency and direct auto businesses each contributing about half. The favorable development was primarily due to lower than anticipated bodily injury severity and, to a lesser extent, lower than anticipated payments on reopened property damage claims that were previously closed and lower than anticipated loss adjustment expenses.
•Our Commercial Lines business incurred about $210 million of favorable loss and LAE reserve development. The favorable development was primarily due to lower than anticipated injury severity in our transportation network company (TNC) business, partially offset by higher than anticipated injury severity and litigation defense costs in our core commercial auto products.

Year-to-date September 30, 2025
•The favorable prior-year reserve development included approximately $660 million attributable to accident year 2024, $190 million to accident year 2023, and the remainder to accident years 2022 and prior.
•Our personal auto products incurred about $910 million of favorable loss and LAE reserve development, with the agency and direct auto businesses each contributing about half. The favorable development was primarily due to lower than anticipated loss severity and frequency in Florida and, to a lesser extent, lower than anticipated litigation defense costs across most states and lower than anticipated payments on reopened property damage claims that were previously closed.
•Our personal property products experienced about $75 million of favorable development, primarily attributable to favorable development on 2024 catastrophe events.
•Our Commercial Lines business experienced about $80 million of favorable development, primarily attributable to lower than anticipated severity in our TNC business, partially offset by higher than anticipated severity and litigation defense costs in our core commercial auto bodily injury coverages.
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
All segment revenues are generated from external customers; all intercompany transactions are eliminated in consolidation.
Following are the operating results for the respective periods:

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Three Months Ended September 30, 2026
Net premiums earned	$19,060	$2,807	$2	$21,869
Fees and other revenues	291	20	0	311
Total underwriting revenue	19,351	2,827	2	22,180
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	10,888	1,689	7	12,584
Catastrophe losses	373	15	0	388
Loss adjustment expenses	1,605	327	0	1,932
Total losses and loss adjustment expenses	12,866	2,031	7	14,904
Underwriting expenses:
Distribution expenses[2]	2,749	340	3	3,092
Other underwriting expenses[3]	1,455	249	7	1,711
Total underwriting expenses	4,204	589	10	4,803
Pretax underwriting profit (loss)	$2,281	$207	$(15)	2,473
Investment profit (loss)[4]				855
Service businesses profit (loss)				(5)
Interest expense				(87)
Total pretax profit (loss)				$3,236

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Three Months Ended September 30, 2025
Net premiums earned	$18,089	$2,760	$0	$20,849
Fees and other revenues	272	34	0	306
Total underwriting revenue	18,361	2,794	0	21,155
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	9,801	1,575	1	11,377
Catastrophe losses	207	12	0	219
Loss adjustment expenses	1,554	296	(1)	1,849
Total losses and loss adjustment expenses	11,562	1,883	0	13,445
Underwriting expenses:
Distribution expenses[2]	2,507	313	1	2,821
Other underwriting expenses[3]	2,394	300	5	2,699
Total underwriting expenses	4,901	613	6	5,520
Pretax underwriting profit (loss)	$1,898	$298	$(6)	2,190
Investment profit (loss)[4]				1,209
Service businesses profit (loss)				(6)
Interest expense				(70)
Total pretax profit (loss)				$3,323

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Nine Months Ended September 30, 2026
Net premiums earned	$56,324	$8,081	$5	$64,410
Fees and other revenues	855	58	0	913
Total underwriting revenue	57,179	8,139	5	65,323
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	31,608	4,536	14	36,158
Catastrophe losses	1,395	34	0	1,429
Loss adjustment expenses	4,798	918	0	5,716
Total losses and loss adjustment expenses	37,801	5,488	14	43,303
Underwriting expenses:
Distribution expenses[2]	7,949	956	8	8,913
Other underwriting expenses[3]	4,227	807	18	5,052
Total underwriting expenses	12,176	1,763	26	13,965
Pretax underwriting profit (loss)	$7,202	$888	$(35)	8,055
Investment profit (loss)[4]				3,217
Service businesses profit (loss)				(16)
Interest expense				(245)
Total pretax profit (loss)				$11,011

(millions)	Personal Lines	Commercial Lines	Other[1]	Companywide
Nine Months Ended September 30, 2025
Net premiums earned	$52,343	$8,224	$1	$60,568
Fees and other revenues	784	112	0	896
Total underwriting revenue	53,127	8,336	1	61,464
Losses and loss adjustment expenses:
Losses (excluding catastrophe losses)	28,484	4,695	0	33,179
Catastrophe losses	1,349	36	0	1,385
Loss adjustment expenses	4,415	875	0	5,290
Total losses and loss adjustment expenses	34,248	5,606	0	39,854
Underwriting expenses:
Distribution expenses[2]	7,183	907	2	8,092
Other underwriting expenses[3]	4,967	823	13	5,803
Total underwriting expenses	12,150	1,730	15	13,895
Pretax underwriting profit (loss)	$6,729	$1,000	$(14)	7,715
Investment profit (loss)[4]				3,053
Service businesses profit (loss)				(18)
Interest expense				(209)
Total pretax profit (loss)				$10,541
1 Includes other underwriting business and run-off operations.
2 Includes policy acquisition costs, agents’ contingent commissions, and advertising costs attributable to our operating segments. A portion of our companywide advertising costs are also attributed to our service businesses.
3 Primarily consists of employee compensation and benefit costs, policyholder credits, and the increase in the allowance for credit loss exposure on our premiums receivable. Personal Lines results for both the three and nine months ended September 30, 2025, included $950 million of policyholder credit expense, related to estimated profit we earned for the three-accident-year period ended December 31, 2025, in excess of the statutory profit limit that a Florida statute imposes on the profit that any insurance group can earn on personal auto insurance over any contiguous three-accident-year period. See our 2025 Annual Report to Shareholders for further discussion of the Florida policyholder credit expense.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio
Personal Lines	12.0%	88.0	10.5%	89.5	12.8%	87.2	12.9%	87.1
Commercial Lines	7.4	92.6	10.8	89.2	11.0	89.0	12.2	87.8
Total underwriting operations	11.3	88.7	10.5	89.5	12.5	87.5	12.7	87.3

8. OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at June 30, 2026	$(1,072)	$225	$(847)	$(832)	$(13)	$(2)
Other comprehensive income (loss) before reclassifications:
Investment securities	(2,427)	510	(1,917)	(1,917)	0	0
Foreign currency translation adjustment	1	0	1	0	0	1
Total other comprehensive income (loss) before reclassifications	(2,426)	510	(1,916)	(1,917)	0	1
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(25)	6	(19)	(19)	0	0
Total reclassification adjustment for amounts realized in net income	(25)	6	(19)	(19)	0	0
Total other comprehensive income (loss)	(2,401)	504	(1,897)	(1,898)	0	1
Balance at September 30, 2026	$(3,473)	$729	$(2,744)	$(2,730)	$(13)	$(1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at June 30, 2025	$(128)	$33	$(95)	$(81)	$(13)	$(1)
Other comprehensive income (loss) before reclassifications for investment securities	362	(76)	286	286	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	3	(1)	2	2	0	0
Total reclassification adjustment for amounts realized in net income	3	(1)	2	2	0	0
Total other comprehensive income (loss)	359	(75)	284	284	0	0
Balance at September 30, 2025	$231	$(42)	$189	$203	$(13)	$(1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2025	$130	$(27)	$103	$117	$(13)	$(1)
Other comprehensive income (loss) before reclassifications for investment securities	(3,493)	734	(2,759)	(2,759)	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	110	(22)	88	88	0	0
Total reclassification adjustment for amounts realized in net income	110	(22)	88	88	0	0
Total other comprehensive income (loss)	(3,603)	756	(2,847)	(2,847)	0	0
Balance at September 30, 2026	$(3,473)	$729	$(2,744)	$(2,730)	$(13)	$(1)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized losses on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2024	$(1,809)	$386	$(1,423)	$(1,408)	$(14)	$(1)
Other comprehensive income (loss) before reclassifications for investment securities	2,028	(426)	1,602	1,602	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net realized gains (losses) on securities	(11)	2	(9)	(9)	0	0
Interest expense	(1)	0	(1)	0	(1)	0
Total reclassification adjustment for amounts realized in net income	(12)	2	(10)	(9)	(1)	0
Total other comprehensive income (loss)	2,040	(428)	1,612	1,611	1	0
Balance at September 30, 2025	$231	$(42)	$189	$203	$(13)	$(1)
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
As of September 30, 2026, lawsuits have been certified or conditionally certified as class/collective actions in cases alleging that: we improperly value total loss claims by applying a negotiation adjustment in Colorado, North Carolina, and Ohio; we improperly calculate basic economic loss as it relates to wage loss coverage in New York; we improperly reduce or deny personal injury protection benefits when medical expenses are paid initially by health insurance in Arkansas; and we improperly fail to timely process and pay personal injury protection claims in Texas. Other insurance companies face many of these same issues. We plan to contest the pending lawsuits vigorously, but may pursue settlement negotiations in some cases, as we deem appropriate.
Lawsuits arising from insurance policies and operations, including, but not limited to, allegations involving claims adjustment and vehicle valuation, may be filed contemporaneously in multiple states. As of September 30, 2026, we are named as defendants in class action lawsuits pending in multiple states alleging that we improperly
value total loss vehicle physical damage claims through the
application of a negotiation adjustment in calculating such valuations, which includes three states in which classes have been certified, as noted above, and lawsuits styled as putative class actions pending in additional states. These lawsuits, which were filed at different times by different plaintiffs, feature certain similar claims and also include different allegations and are subject to various state laws. While we believe we have meritorious defenses and we are vigorously contesting these lawsuits, an unfavorable result in, or a settlement of, a significant number of these lawsuits could, in aggregation, have a material adverse effect on our financial condition, cash flows, and/or results of operations. Based on information available to us, we determined that losses from these lawsuits are reasonably possible but neither probable nor reasonably estimable, other than for suits for which accruals have been established and are not material, as of September 30, 2026.
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at September 30, 2026 and 2025, or December 31, 2025, and there were no material settlements during 2025 or the first nine months of 2026. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2025 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against us, or settlement by us, or if our accruals (if any) prove to be inadequate, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 1 – Reporting and Accounting Policies and Note 12 – Litigation in our 2025 Annual Report to Shareholders.

10. DIVIDENDS
Following is a summary of our common share dividends that were declared and/or paid during the nine months ended September 30, 2026 and 2025:

(millions — except per share amounts)		Amount
Declared	Payable	Per Share	Accrued/Paid[1]
Annual-Variable Dividends:
December 2025	January 2026	$13.50	$7,913
December 2024	January 2025	4.50	2,637

Quarterly Dividends:
August 2026	October 2026	0.10	58
May 2026	July 2026	0.10	58
March 2026	April 2026	0.10	58
December 2025	January 2026	0.10	59
August 2025	October 2025	0.10	59
May 2025	July 2025	0.10	58
March 2025	April 2025	0.10	59
December 2024	January 2025	0.10	58
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries continued to generate underwriting profitability above our 4% companywide calendar-year underwriting profit goal during the third quarter 2026, producing a companywide underwriting profit margin of 11.3%. Both our Personal Lines and Commercial Lines operating segments generated strong underwriting profitability during the third quarter 2026.
We also maintained growth in both premiums and policies in force, albeit at a more moderate pace than in the third quarter last year, despite the continued increase in competition in the marketplace. Companywide net premiums written were $22.3 billion, an increase of $0.9 billion, or 4%, compared to the third quarter last year, while net premiums earned increased 5%. Policies in force increased 6%, or by 2.4 million policies, compared to September 30, 2025; with policies in force increasing by 0.4 million in the third quarter 2026.
For the third quarter 2026, we experienced a $73 million year-over-year decrease in net income, compared to the third quarter 2025, with total comprehensive income decreasing $2,254 million. The decrease in total comprehensive income was primarily driven by net unrealized losses on our fixed-maturity securities in the current period, compared to net unrealized gains during the third quarter last year.
At September 30, 2026, total capital (debt plus shareholders’ equity) was $42.9 billion, an increase of $5.7 billion from year-end 2025. The increase was primarily driven by $5.8 billion of comprehensive income earned during the first nine months of 2026 and the issuance of $1.5 billion of senior notes during the first quarter 2026. These increases were partially offset by the repurchase of 7.7 million of our common shares at a total cost of $1.6 billion.
A. Insurance Operations
Our companywide underwriting profit margin for the third quarter 2026 was 0.8 points higher than in the same period last year, reflecting a 4.5 point decrease in the underwriting expense ratio, partially offset by a 3.7 point increase in the loss and loss adjustment expense (LAE) ratio. The decrease in the underwriting expense ratio primarily reflected Florida personal auto policyholder credit expense (Florida policyholder credits) recognized in the third quarter 2025 (see our 2025 Annual Report to Shareholders for further discussion of the Florida policyholder credits). This expense added 4.6 points to the third quarter 2025 underwriting expense ratio. The increase in the loss and LAE ratio was primarily due to higher severity.
Personal Lines represented 89% of companywide net premiums written during the third quarter 2026 and is comprised of our personal vehicle and property products. Personal vehicle products include personal auto and special lines products (e.g., recreational vehicles, such as motorcycles, RVs, and watercraft), and personal property products include homeowners, renters, and umbrella products.
During the third quarter 2026, we continued to focus on selectively increasing the availability of our personal property products. Beginning late in 2025, we took actions in certain markets to generate new business growth at the state level based on our concentration risks, product segmentation, rate adequacy, cost sharing, geographical diversification, and the regulatory and market conditions. Some of these actions include expanding independent agency relationships, reopening new business in certain agency and direct channel markets, and lifting targeted underwriting restrictions on older roofs, medium- to high-value homes, and non-bundled homeowners products, where we intend to bundle in the future, in certain markets. Certain restrictions remain in place in markets where we continue to focus on improving profitability and reducing exposure in more volatile weather-related markets.
Personal Lines generated an underwriting profit margin of 12.0% for the third quarter 2026, compared to 10.5% for the same period last year, with personal vehicle and personal property products reporting strong underwriting profit margins of 11.3% and 27.2%, respectively. Profitability in our special lines products, which typically experience higher losses during warmer weather months due to the seasonal nature of these products, had a 0.6 point unfavorable impact on the personal vehicle combined ratio during the third quarter 2026. The strong underwriting profit margin in personal property was primarily driven by a low level of incurred catastrophe losses, prior period rate increases, and lower loss frequency, and we believe was influenced by our sustained efforts to reduce exposure and improve profitability.
For the third quarter 2026, Personal Lines net premiums written increased 4%, with personal vehicle business increases of 2% in agency and 5% in direct, and a 5% increase in personal property, each compared to the same period last year. The current period net premiums written growth was primarily driven by policies in force growth in our personal auto products, which were up 7%, compared to September 30, 2025. The effect of the growth in policies in force was, in part, offset by a decrease in average written premiums per policy, due to aggregate rate decreases taken over the last 12 months in response to increased competition in the marketplace. Changes in net premiums written are a function of new business applications (i.e., policies sold), retention, business mix, and premium per policy.
Personal vehicles experienced a decrease in new business applications of 1% and an increase in renewal business applications of 9% during the third quarter 2026, compared to the same period in the prior year. Despite continued increased competition in the marketplace, our personal vehicle business continued to generate total application growth, in relation to the double-digit growth during the same period last year.
Personal property experienced a 3% increase in both new and renewal business applications during the third quarter 2026, compared to the same period last year. New business applications in our homeowners product (which excludes our renters and umbrella products) increased 22%, compared to the prior-year period, and was flat in our renters product.
On a countrywide basis, during the third quarter 2026, personal auto rates were flat and personal property rates decreased less than 1%, in the aggregate.
We believe a key element in improving the accuracy of our personal auto rating is Snapshot®, our usage-based insurance offering. During the third quarter 2026, Snapshot adoption rates relative to total new business personal auto customers increased 8% in agency and decreased 4% in direct, compared to the same period last year. Approximately half of direct new business customers elected Snapshot in both the third quarter 2025 and 2026. The increase in the agency adoption rate was primarily due to the expansion of Snapshot eligibility in the second half of 2025, which increased the number of agents able to write Snapshot policies. Snapshot is available in all states, other than California, and our latest segmentation model was available in states representing 85% of countrywide personal auto net premiums written (excluding California) on a trailing 12-month basis at quarter end. We continue to invest in our mobile application, with the majority of new enrollments choosing mobile devices for Snapshot monitoring.
The Commercial Lines segment includes our core commercial auto products, transportation network company (TNC) business, Progressive Fleet & Specialty Programs (FSP) products, and business owners’ policy (BOP) product. Total Commercial Lines generated an underwriting profit margin of 7.4%, compared to 10.8% in the same period last year, with a net premiums written increase of 9% and a policies in force increase of 5% for the third quarter 2026, compared to the third quarter 2025. This growth was driven by an increase in our core commercial auto products, due to an increase in both new and renewal applications, primarily resulting from targeted rate decreases in certain states and business market targets (BMT), and increased advertising and agent incentive spend. Core commercial auto products experienced an increase in new business applications of 11% and an increase in renewal business applications of 8% during the third quarter 2026, compared to the same period last year. New business applications increased in all BMTs and renewal business applications increased in all BMTs, except for-hire transportation.
In aggregate, we increased core commercial auto rates 1% on a countrywide basis during the third quarter 2026.
We believe we are currently adequately priced in our personal auto, personal property, and core commercial auto products in most states through the remainder of the year. However, we regularly monitor the factors that could impact our loss costs, which may include loss severity and frequency, inflation, new and used car prices, miles driven, driving patterns, weather events, building materials, construction costs, tariffs, and other factors, on a state-by-state basis. We continue to closely monitor our expenses, including acquisition expenses and non-acquisition expenses, which we view as important measures of operational efficiency as we seek to offer consumers our most competitive rates. During the third quarter 2026, advertising expense was $1.6 billion, or 18% higher than the third quarter last year. The effect of the higher advertising spend on the current period expense ratio was partially offset by growth in net premiums earned, contributing an additional 0.8 points to the underwriting expense ratio in the third quarter 2026, compared to the same period last year. We will continue to invest in advertising to maximize growth as long as the spend remains efficient and we remain on track to achieve our calendar-year profitability goal.
For the third quarter 2026, on a year-over-year basis, average written premium per policy decreased 2% in personal auto, 1% in personal property products, and 3% in core commercial auto products. In aggregate, personal auto rate decreases on a countrywide basis over the previous 12 months contributed to the decrease in average written premium per policy. The decrease in core commercial auto average written premium per policy was primarily due to a shift in the mix of business, including a shift to a higher percentage of 6-month policies, which have about half of the amount of net premiums written as 12-month term policies. Given that our personal property and commercial auto policies are predominantly written for 12-month terms, rate and non-rate actions take longer to earn into premium for these products.
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
In personal auto, we evaluate retention using a trailing 12-month and a trailing 3-month policy life expectancy. Although the latter can reflect more volatility and is more sensitive to seasonality, we believe this measure is more responsive to current experience and may be an indicator for the future trend of our 12-month measure. For the third quarter 2026, both the trailing 3-month and 12-month total personal auto policy life expectancy decreased 9% year over year. We believe these decreases were primarily due to an increase in shopping and competition in the marketplace and, to a lesser extent, a shift in our mix of business.
Our trailing 12-month policy life expectancy was down 7% for our personal property products year over year for the third quarter 2026. We believe the retention decrease was primarily driven by rate increases in previous years, increased competition in the marketplace, and, to a lesser extent, a continued shift in the mix of business to more renters policies.
For core commercial auto products, trailing 12-month policy life expectancy increased 3%, compared to the same period in the prior year. We believe the increase reflected a shift to the business auto and contractor BMTs, which historically have higher policy life expectancies, moderation in our rate increases, and various initiatives, including payment and renewal reminders.

B. Investments
The fair value of our investment portfolio was $99.2 billion at September 30, 2026, compared to $97.4 billion at December 31, 2025. The increase from year-end 2025 primarily reflected significant positive cash flows from insurance operations and proceeds from the senior note issuances in March 2026, partially offset by the payment of our annual variable common share dividend, valuation declines across fixed-maturity sectors, repurchases of our common shares, and the Florida policyholder credits paid in the first quarter 2026.
Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities and 75%-100% in Group II securities as defined below under Results of Operations – Investments. At September 30, 2026, 7% of our portfolio was allocated to Group I securities, compared to 6% at December 31, 2025, with the remainder allocated to Group II securities.
Our recurring investment income generated a pretax book yield of 4.3% in the third quarter 2026, compared to 4.2% in the same period last year. The investment portfolio produced a fully taxable equivalent (FTE) total return of -1.5% in the third quarter 2026, compared to 1.7% in the same period last year. For the third quarter 2026, the fixed-income and common stock portfolios generated FTE total returns of -1.7% and 2.2%, respectively, compared to 1.5% and 8.1%, in the same period last year. The decrease in the fixed-income portfolio’s FTE total return primarily reflected year-over-year movements in U.S. Treasury yields.
The fixed-income portfolio maintained a weighted average credit quality of AA- at September 30, 2026 and 2025, and December 31, 2025. The fixed-income portfolio duration was 3.6 years at September 30, 2026, compared to 3.4 years at both September 30, 2025, and December 31, 2025. During 2026, we modestly increased our duration to take advantage of higher yields available in the market.

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
Operations generated positive cash flows of $12.5 billion and $14.4 billion for the nine months ended September 30, 2026 and 2025, respectively. The decrease in operating cash flows during the first nine months of 2026, compared to the same period last year, was primarily due to the $1.2 billion Florida policyholder credits paid in the first quarter 2026. We believe cash flows will remain positive for the foreseeable future and do not anticipate the need to raise capital to support our operations during that timeframe, although changes in market or regulatory conditions affecting the insurance industry, or other unforeseen events, may necessitate otherwise.
At September 30, 2026, we held $43.7 billion in short-term investments and U.S. Treasury securities, which represented just under 45% of our total portfolio’s fair value at quarter end. Based on our portfolio allocation and investment strategies, we believe we have sufficient readily available marketable securities to cover claims payments and short-term obligations in the event our cash flows from operations were to become negative. See Item 1A, Risk Factors in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2025 (our 2025 Form 10-K), for a discussion of certain matters that may affect our portfolio and capital position.
Our total capital (debt plus shareholders’ equity) was $42.9 billion at September 30, 2026, compared to $42.3 billion at September 30, 2025, and $37.2 billion at December 31, 2025. The increase from year-end 2025 primarily reflected the $5.8 billion of comprehensive income recognized during the first nine months of 2026 and the issuance of $1.5 billion of senior notes in the first quarter 2026. These increases were partially offset by the repurchase of our common shares, as discussed below. Our debt-to-total capital ratio was 19.6% at September 30, 2026, compared to 16.3% at September 30, 2025, and 18.5% at December 31, 2025. These ratios were consistent with our financial policy of maintaining a debt-to-total capital ratio of less than 30%.

None of the covenants on our existing debt securities include rating or credit triggers that would require an adjustment of interest rate or an acceleration of principal payments in the event our debt securities are downgraded by a rating agency. In April 2026, we renewed the unsecured discretionary line of credit with PNC Bank, National Association, in the maximum principal amount of $300 million and amended the interest rate to the 1-month term Secured Overnight Financing Rate (SOFR) plus 1.0%. We did not engage in short-term borrowings, including any borrowings under the line of credit, to fund our operations or for liquidity purposes during the reported periods.
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
During the first nine months of 2026, we returned capital to shareholders primarily through common share dividends and common share repurchases. Our Board of Directors declared a $0.10 per common share dividend in each of the first three quarters of 2026. These dividends, which were each $58 million, in the aggregate, were paid in April 2026, July 2026, and October 2026. In January 2026, we also paid common share dividends declared in the fourth quarter 2025, in the aggregate amount of $8.0 billion, or $13.60 per share (see Note 10 – Dividends for further discussion).
Pursuant to our financial policies, we repurchase common shares opportunistically when we believe our shares are trading below our determination of long-term fair value and to neutralize dilution from equity-based compensation granted during the year. During the first nine months of 2026, we repurchased 7.7 million common shares, at a total cost of $1.6 billion, both in the open market and to satisfy tax withholding obligations in connection with the vesting of equity awards under our employee equity compensation plans. We will continue to make decisions on returning capital to shareholders based on the strength of our overall capital position, the capital strength of our subsidiaries, and the potential capital needs of our business.

At September 30, 2026, we had $5.8 billion of investments in a consolidated, non-insurance subsidiary of the holding company that can be used to fund corporate obligations and provide additional capital to our insurance subsidiaries to support potential future growth and other opportunities. As of September 30, 2026, our estimated consolidated statutory surplus was $35.6 billion.
During the first nine months of 2026, our contractual obligations and critical accounting policies have not changed materially from those discussed in our 2025 Annual Report to Shareholders. There also were no material changes in off-balance-sheet leverage, including purchase obligations, from those discussed in our 2025 Annual Report to Shareholders.
Based on our capital planning and forecasting efforts, we believe we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, anticipated quarterly dividends on our common shares, contractual obligations, and other expected capital requirements for the foreseeable future, including the principal payments for the $500 million 2.45% Senior Notes and the $500 million 2.50% Senior Notes maturing in January 2027 and March 2027, respectively.
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
III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in two segments: Personal Lines and Commercial Lines. Our Personal Lines segment includes personal vehicles (auto and special lines products) and personal property products (insurance for homeowners and renters, umbrella insurance, and flood insurance through the “Write Your Own” program for the National Flood Insurance Program). Since personal auto products represented about 90% of the Personal Lines net premiums written as of the end of the quarter, the following personal vehicles discussion focuses primarily on our personal auto products, both in total and by distribution channel.
Our Commercial Lines segment writes auto-related liability and physical damage insurance, business-related general liability and commercial property insurance predominantly for small businesses, and workers’ compensation insurance primarily for the transportation industry. Commercial Lines includes our core commercial auto products, TNC business, FSP products, and BOP product. Since core commercial auto products represented about 80% of the Commercial Lines net premiums written on a trailing 12-month basis as of the end of the quarter, the following Commercial Lines discussion focuses primarily on our core commercial auto products.

The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Personal Lines
Vehicles
Agency	35%	36%	35%	36%
Direct	50	50	48	47
Property	4	4	4	4
Total Personal Lines	89	90	87	87
Commercial Lines	11	10	13	13
Total underwriting operations	100%	100%	100%	100%
Within Personal Lines, we categorize our personal auto policyholders into four consumer segments:
•Sam - inconsistently insured;
•Diane - consistently insured and maybe a renter;
•Wrights - homeowners who do not bundle auto and home; and
•Robinsons - homeowners who bundle auto and home.

While our personal auto policies primarily have 6-month terms, we write 12-month term personal auto policies in our Platinum agencies to promote bundled personal auto and property growth. At September 30, 2026 and 2025, 9% and 11%, respectively, of our agency personal auto policies in force were 12-month term policies. To the extent our agency application mix of annual personal auto policies changes, the shift in policy term could impact our average written premiums in the agency channel, as 12-month term policies generate about twice the amount of net premiums written, compared to 6-month term policies.
Our special lines and personal property products are written for 12-month terms. During the third quarter 2026, 55% of special lines net premiums written and 69% of personal property net premiums written were generated through the independent agency channel, with the balance generated through the direct channel.
Within Commercial Lines, our core commercial auto business operates in five traditional business market targets (BMT):
•for-hire specialty;
•for-hire transportation;
•tow;
•contractor; and
•business auto.
At September 30, 2026, 82% of Commercial Lines policies in force had 12-month terms. The majority of our Commercial Lines business is written through the independent agency channel, although we continue to focus on growing our direct business, with about 11% of core commercial auto premiums written through the direct channel.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025[1]		2026		2025[1]
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Vehicles
Agency	$1,079	14.0%	$873	11.7%	$3,404	14.9%	$3,279	15.0%
Direct	986	9.3	737	7.5	3,244	10.4	2,935	10.4
Property	216	27.2	288	36.5	554	23.7	515	22.0
Total Personal Lines	2,281	12.0	1,898	10.5	7,202	12.8	6,729	12.9
Commercial Lines	207	7.4	298	10.8	888	11.0	1,000	12.2
Other indemnity[2]	(15)	NM	(6)	NM	(35)	NM	(14)	NM
Total underwriting operations	$2,473	11.3%	$2,190	10.5%	$8,055	12.5%	$7,715	12.7%
1 Included in the underwriting profit of the personal vehicles agency business and the personal vehicles direct business is $436 million and $514 million, respectively, of expense related to Florida policyholder credits for both the three and nine months ended September 30, 2025.
2 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of expenses in, such businesses.
The increase in our underwriting profit margin for the third quarter 2026, compared to the third quarter 2025, was in part driven by the Florida policyholder credits, which contributed 4.6 points to the third quarter 2025 underwriting expense ratio. The decrease in the underwriting expense ratio was partially offset by a 3.7 point increase in our loss and LAE ratio, primarily due to increased severity.
See the Losses and Loss Adjustment Expenses (LAE) section below for further discussion of our personal and commercial auto severity and frequency trends, catastrophe losses, and reserve development recognized during the periods, and the Underwriting Expenses section for further discussion of our advertising and non-acquisition expenses.

Further underwriting results for our Personal Lines business, Commercial Lines business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Performance[1]	2026	2025	Change	2026	2025	Change
Personal Lines
Vehicles
Agency
Loss & loss adjustment expense ratio	67.4	63.7	3.7	66.7	64.7	2.0
Underwriting expense ratio[2]	18.6	24.6	(6.0)	18.4	20.3	(1.9)
Combined ratio[2]	86.0	88.3	(2.3)	85.1	85.0	0.1
Direct
Loss & loss adjustment expense ratio	69.3	66.4	2.9	68.8	67.3	1.5
Underwriting expense ratio[2]	21.4	26.1	(4.7)	20.8	22.3	(1.5)
Combined ratio[2]	90.7	92.5	(1.8)	89.6	89.6	0
Property
Loss & loss adjustment expense ratio	44.0	33.8	10.2	46.9	48.8	(1.9)
Underwriting expense ratio	28.8	29.7	(0.9)	29.4	29.2	0.2
Combined ratio	72.8	63.5	9.3	76.3	78.0	(1.7)
Total Personal Lines
Loss & loss adjustment expense ratio	67.4	63.9	3.5	67.1	65.3	1.8
Underwriting expense ratio[2]	20.6	25.6	(5.0)	20.1	21.8	(1.7)
Combined ratio[2]	88.0	89.5	(1.5)	87.2	87.1	0.1
Commercial Lines
Loss & loss adjustment expense ratio	72.1	67.6	4.5	67.6	67.3	0.3
Underwriting expense ratio	20.5	21.6	(1.1)	21.4	20.5	0.9
Combined ratio	92.6	89.2	3.4	89.0	87.8	1.2
Total Underwriting Operations
Loss & loss adjustment expense ratio	68.1	64.4	3.7	67.2	65.7	1.5
Underwriting expense ratio	20.6	25.1	(4.5)	20.3	21.6	(1.3)
Combined ratio	88.7	89.5	(0.8)	87.5	87.3	0.2
Accident year – Loss & loss adjustment expense ratio[3]	70.5	66.6	3.9	69.6	67.5	2.1
1 Ratios are expressed as a percentage of net premiums earned. Fees and other revenues are netted against either loss adjustment expenses or underwriting expenses in the ratio calculations, based on the underlying activity that generated the revenue.
2 Included in both the underwriting expense and the combined ratios for the personal vehicles agency business are 5.8 points for the third quarter 2025, and 2.0 points for the nine months ended September 30, 2025, of expense related to the Florida policyholder credits. Included in both the underwriting expense and the combined ratios for the personal vehicles direct business are 5.2 points for the third quarter 2025, and 1.8 points for the nine months ended
September 30, 2025, of policyholder credit expense. Excluding the policyholder credit, the total Personal Lines underwriting expense and combined ratios would have been 5.3 points lower for the third quarter 2025, and 1.8 points lower for the nine months ended September 30, 2025.
3 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2026	2025	2026	2025
Change in net loss and LAE reserves	$1,293	$1,038	$3,691	$3,722
Paid losses and LAE	13,611	12,407	39,612	36,132
Total incurred losses and LAE	$14,904	$13,445	$43,303	$39,854
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
Our total loss and LAE ratio increased 3.7 points and 1.5 points, for the three and nine months ended September 30, 2026, respectively, compared to the same periods last year, primarily due to higher severity and, for the quarter, higher catastrophe losses, partially offset by greater favorable prior accident years reserve development. On an accident year basis, our loss and LAE ratio was 3.9 points and 2.1 points higher for the third quarter and first nine months of 2026, respectively, compared to the same periods last year.
The following table shows our consolidated catastrophe losses and related combined ratio point impact, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
($ in millions)	$	Point[1]	$	Point[1]	$	Point[1]	$	Point[1]
Personal Lines
Vehicles	$310	1.7	$198	1.1	$1,131	2.1	$1,029	2.1
Property	63	7.9	9	1.1	264	11.3	320	13.7
Total Personal Lines	373	2.0	207	1.1	1,395	2.5	1,349	2.6
Commercial Lines	15	0.5	12	0.4	34	0.4	36	0.4
Total net catastrophe losses incurred	$388	1.8	$219	1.1	$1,429	2.2	$1,385	2.3
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
•aggregate excess of loss contracts for our personal property business and certain BOP product coverages; and
•per occurrence excess of loss reinsurance for our workers’ compensation insurance.
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
On a calendar-year basis, the change in total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) over the prior-year period, was as follows:

	Quarter	Year-to-date
Coverage Type	2026	2026
Bodily injury	2%	6%
Collision	4	1
Personal injury protection	16	6
Property damage	2	2
Total	4	4
The year-over-year increase in total severity in both periods was predominantly driven by higher medical costs and plaintiff-attorney represented claims in our bodily injury and personal injury protection coverages, and more large losses in our bodily injury coverage, compared to the same periods in the prior year. The increase in personal injury protection for the quarter was largely driven by severity increases in New York. The change in severity has been relatively consistent during the first nine months of 2026.
To address inherent seasonality trends and lessen the effect of month-to-month variability in the commercial auto products, we assess severity using a trailing 12-month period. Since the loss patterns in the core commercial auto products are not indicative of our other commercial auto products (i.e., TNC and FSP businesses), we believe disclosing severity and frequency trends excluding those businesses is more representative of our overall experience for the majority of our commercial products. As of the end of the third quarter 2026, trailing 12-month incurred severity in our core commercial auto products increased 3%, compared to the same period last year.
Estimating future severity remains challenging, and we continue to monitor changes in underlying cost drivers, including general inflation, used car prices, vehicle repair costs, medical costs, health care reform, court decisions, jury verdicts, regulatory changes, and other factors that may affect severity.
The change in total personal auto incurred frequency, on a calendar-year basis, over the prior-year period, was as follows:

	Quarter	Year-to-date
Coverage Type	2026	2026
Bodily injury	(2)%	(2)%
Collision	(3)	(2)
Personal injury protection	(2)	0
Property damage	(4)	(3)
Total	(3)	(2)
On a trailing 12-month basis, incurred frequency in our core commercial auto products decreased 6% as of the end of the third quarter 2026, compared to the same period last year. We believe this decrease was due, in part, to a shift in the mix of business and lower vehicle miles traveled.
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

The table below presents the actuarial adjustments implemented and the loss reserve development experienced on a companywide basis in the following periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2026		2025		2026		2025
Actuarial Adjustments
Reserve decrease (increase)
Prior accident years	$198		$156		$481		$254
Current accident year	164		137		309		191
Calendar-year actuarial adjustments	$362		$293		$790		$445
Prior Accident Years Development
Favorable (unfavorable)
Actuarial adjustments	$198		$156		$481		$254
All other development	336		305		1,055		814
Total development	$534		$461		$1,536		$1,068
(Increase) decrease to calendar-year combined ratio	2.4	pts.	2.2	pts.	2.4	pts.	1.8	pts.
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
As shown in the table above, we experienced favorable prior accident years reserve development during the first nine months of both 2026 and 2025. During the first nine months of 2026, we experienced $1.3 billion of favorable development in our personal auto products, primarily due to lower than anticipated bodily injury severity and, to a lesser extent, lower than anticipated payments on reopened property damage claims that were previously closed and lower than anticipated loss adjustment expenses. In commercial auto, we experienced about $210 million of favorable development, primarily due to lower than anticipated injury severity in our TNC business, partially offset by higher than anticipated injury severity and litigation defense costs in our core commercial auto products.
See Note 6 – Loss and Loss Adjustment Expense Reserves to the consolidated financial statements for a more detailed discussion of our prior accident years reserve development and V. Critical Accounting Estimates in our 2025 Annual Report to Shareholders for a discussion of the application of estimates and assumptions in establishing our loss reserves.
Underwriting Expenses
Underwriting expenses include policy acquisition costs, other underwriting expenses, and policyholder credit expense. The underwriting expense ratio represents underwriting expenses, net of certain fees and other revenues, as a percentage of net premiums earned. For the third quarter and first nine months of 2026, our underwriting expense ratio decreased 4.5 points and 1.3 points, respectively, compared to the same periods last year. The decrease for both periods was primarily driven by the $950 million Florida policyholder credits recorded in the third quarter 2025, which contributed 4.6 points and 1.6 points to the underwriting expense ratio for the three and nine months ended September 30, 2025, respectively.
During the third quarter 2026, we continued to invest heavily in advertising to capture consumer shopping and will continue to advertise to maximize growth, as long as we remain on track to achieve our profitability goal and can acquire customers at or below our target acquisition cost. For the three and nine months ended September 30, 2026, total companywide advertising costs were $1.6 billion and $4.5 billion, respectively. Advertising spend increased 18% for both periods and contributed a 0.8 point and 0.7 point increase in the third quarter and first nine months of 2026, compared to the same periods last year.

To analyze underwriting expenses, we also review our non-acquisition expense ratio (NAER), which excludes costs related to acquiring a policy (e.g., advertising and agency commissions) from our underwriting expense ratio. By excluding these costs from our underwriting expense ratio, we are able to understand costs other than those incurred to acquire new policies and grow the business. For the third quarter 2026, our NAER decreased 0.6 points in our personal vehicle business (excluding policyholder credit expense), compared to the same period last year, while increasing 1.0 points in personal property and 0.7 points in core commercial auto. On a year-to-date basis, our NAER decreased 0.4 points in our personal vehicle business (excluding policyholder credit expense), compared to the same period last year, and increased 1.0 points in personal property and 0.7 points in core commercial auto. We remain committed to efficiently managing operational non-acquisition expenses.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Net Premiums Written
Personal Lines
Vehicles
Agency	$7,905	$7,724	2%	$23,387	$22,678	3%
Direct	11,093	10,600	5	32,276	30,054	7
Property	867	824	5	2,416	2,402	1
Total Personal Lines	19,865	19,148	4	58,079	55,134	5
Commercial Lines	2,433	2,234	9	8,931	8,530	5
Other indemnity[1]	3	2	NM	9	2	NM
Total underwriting operations	$22,301	$21,384	4%	$67,019	$63,666	5%
Net Premiums Earned
Personal Lines
Vehicles
Agency	$7,709	$7,480	3%	$22,821	$21,808	5%
Direct	10,556	9,819	8	31,161	28,193	11
Property	795	790	1	2,342	2,342	0
Total Personal Lines	19,060	18,089	5	56,324	52,343	8
Commercial Lines	2,807	2,760	2	8,081	8,224	(2)
Other indemnity[1]	2	0	NM	5	1	NM
Total underwriting operations	$21,869	$20,849	5%	$64,410	$60,568	6%
NM = Not meaningful
[1] Includes other underwriting business and run-off operations.

				September 30,
(# in thousands)				2026	2025	% Change
Policies in Force
Personal Lines
Agency - auto				11,347	10,630	7%
Direct - auto				16,848	15,619	8
Special lines				7,390	6,980	6
Property				3,652	3,651	0
Total Personal Lines				39,237	36,880	6
Commercial Lines				1,252	1,198	5
Companywide total				40,489	38,078	6%
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments. Although new policies are necessary to maintain a growing book of business, we recognize the importance of retaining current customers as a critical component of our continued growth.

D. Personal Lines
Our Personal Lines business offers personal vehicle (personal auto and special lines) and residential property insurance products to consumers, with the operating goal of growing the number of insured products within our policyholders’ households. In the discussion below, we report our personal auto and personal property business results separately to provide a further understanding of our products. Our personal auto business discussions are further separated between the agency and direct distribution channels. For the three months ended September 30, 2026, 41% of our personal auto business was written through the agency channel and 59% was written through the direct channel. For both the third quarter and first nine months of 2026, consumer segment results varied by channel, as discussed below. Our total personal auto business experienced overall growth in policies in force and an increase in the rate of conversion, while quotes declined and new business applications were relatively flat, compared to the third quarter and first nine months of last year.
Personal Auto - Agency
The year-over-year changes in our personal auto agency business were as follows:

	Quarter		Year-to-date
	2026	2025	2026	2025
Applications
New	2%	(5)%	1%	9%
Renewal	9	19	10	18
Total	8	13	8	16
Written premium per policy
New	(3)	(5)	(3)	(5)
Renewal	(5)	(4)	(5)	(2)
Total	(5)	(4)	(4)	(3)
Policy life expectancy
Trailing 3 months	(7)	(7)
Trailing 12 months	(6)	(5)
The personal auto agency business includes business written by more than 40,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. During the third quarter 2026, we generated new agency personal auto application growth in 20 states, including six of our top 10 largest agency states.
Compared to the prior-year periods, new application and policies in force growth varied by consumer segment:
•Sams and Dianes experienced single-digit new application growth during the third quarter and first nine months of 2026, and positive policies in force growth at the end of the third quarter;
•Wrights experienced a single-digit decrease in new application growth during the third quarter and first nine months of 2026, with positive policies in force growth at the end of the third quarter; and
•Robinsons experienced a single-digit increase in new application growth during the third quarter and first nine months of 2026, with a single-digit decrease in policies in force growth at the end of the third quarter.
For the third quarter 2026, on a year-over-year basis, we experienced an increase in agency auto quote volume of 2%, with a flat rate of conversion (i.e., converting a quote to a sale). For the first nine months of 2026, quote volume was flat and the rate of conversion increased 1%, compared to the same period in the prior year. Compared to the prior-year periods, quote volume and conversion varied by consumer segment, as follows:
•Sams experienced a low single-digit decrease in quote volume and a single-digit increase in the rate of conversion, during both the third quarter and first nine months of 2026;
•Dianes experienced a low single-digit increase in quote volume during the third quarter, while growth was flat for the first nine months of 2026, and experienced a low single-digit increase in the rate of conversion for both periods;
•Wrights experienced a low single-digit decrease in quote volume and experienced a flat rate of conversion during the third quarter and first nine months of 2026; and
•Robinsons experienced a low double-digit increase in quote volume and a single-digit decline in conversion for the third quarter and first nine months of 2026.

Our agency auto rates were relatively stable during the quarter and on a year-to-date basis. The decrease in written premium per policy for new and renewal personal auto agency business for the third quarter and first nine months of 2026, compared to the same periods last year, was in part attributable to rate decreases in certain markets and a shift in the mix of business, including a shift to a higher percentage of 6-month term policies, which have about half of the amount of net premiums written as policies with 12-month terms.
Our trailing 3- and 12-month policy life expectancy in the agency auto business experienced a decrease at the end of the third quarter 2026, on a year-over-year basis, which we believe is primarily due to increased shopping and competition in the marketplace and, to a lesser extent, a shift in our mix of business.
Personal Auto - Direct
The year-over-year changes in our personal auto direct business were as follows:

	Quarter		Year-to-date
	2026	2025	2026	2025
Applications
New	(2)%	0%	1%	13%
Renewal	10	21	12	22
Total	7	15	10	20
Written premium per policy
New	2	3	3	3
Renewal	(2)	0	(2)	1
Total	(1)	1	0	1
Policy life expectancy
Trailing 3 months	(11)	(7)
Trailing 12 months	(10)	(6)
The personal auto direct business includes business written directly by Progressive online or by phone. During the third quarter 2026, we generated new direct personal auto application growth in 12 states, including four of our top 10 largest direct states. Compared to the same periods in the prior year, Sams experienced a single-digit increase in new applications, while Wrights and Robinsons experienced a slight decline for the third quarter and first nine months of 2026. Dianes experienced a low single-digit decline in new applications for the third quarter and a low single-digit increase for the first nine months of 2026, year over year. Policies in force grew in the single digits in each consumer segment, compared to the same period last year.
During the third quarter and first nine months of 2026, direct personal auto quote volume decreased 6%, with a rate of conversion increase of 4% and 7%, respectively, compared to the same periods last year, primarily driven by our competitiveness in the marketplace. For the third quarter and first nine months of 2026, all consumer segments experienced a decline in quote volume and an increase in the rate of conversion, except Sams, who had a slight increase in quote volume for the third quarter 2026, compared to the same periods in the prior year.
Our trailing 3- and 12-month policy life expectancy in the direct auto business experienced a decrease at the end of the third quarter 2026, on a year-over-year basis, which we believe is primarily due to increased shopping and competition in the marketplace and, to a lesser extent, a shift in our mix of business.
Personal Property
The year-over-year changes in our personal property business were as follows:

	Quarter		Year-to-date
	2026	2025	2026	2025
Applications
New	3%	(4)%	0%	(5)%
Renewal	3	13	2	13
Total	3	7	1	6
Written premium per policy
New	27	(16)	24	(31)
Renewal	(7)	(6)	(8)	(4)
Total	(1)	(5)	(3)	(7)
Policy life expectancy Trailing 12 months	(7)	(15)
Our personal property business writes residential property insurance for homeowners and renters, umbrella, and flood insurance through the “Write Your Own” program for the National Flood Insurance Program. Our personal property business insurance is written in the agency and direct channels.
In addition to reducing our overall exposure in more volatile weather-related markets (e.g., coastal, wildfire, and hail-prone areas), we continued to focus on achieving profitability goals and, in the second half of 2025, we began to increase product availability in markets where we believe we can achieve our profitability targets for our homeowners product, which we define as our total personal property business excluding renters and umbrella products. In the growth-oriented markets, homeowners product policies in force decreased 2% and decreased 16% in the volatile weather markets as of the end of the third quarter 2026, compared to the same period in the prior year.
Our total written premium per policy decreased on a year-over-year basis for the third quarter and first nine months of 2026, primarily attributable to a shift in the mix of business to more renters policies, which have lower average written premiums, and a decline in homeowners policies in force in both volatile weather-related markets and non-owner-occupied properties, which both have higher average premiums. The effect of these declines was partially offset by rate increases taken during the last 12 months and higher premium coverages reflecting increased property values. Written premium per policy in our new business increased for the third quarter and first nine months of 2026, due to the actions taken to generate new business in our homeowners products, as previously discussed. During the third quarter 2026, we took minimal rate decreases, in aggregate, in our personal property business, bringing the year-to-date aggregate rate increase to 2%. We intend to continue to make targeted rate changes in states where we are not achieving our optimal profitability goals.
The policy life expectancy in our personal property business shortened as of the end of the third quarter 2026, compared to the same period last year, which we believe is primarily driven by rate increases in previous years, increased competition in the marketplace, and, to a lesser extent, a shift in the mix of business to more renters policies.
E. Commercial Lines
The following table and discussion focus on our core commercial auto products, which accounted for about 80% of our Commercial Lines segment net premiums written on a trailing 12-month basis, as of the end of the third quarter 2026. Year-over-year changes in our core commercial auto products were as follows:

	Quarter		Year-to-date
	2026	2025	2026	2025
Applications
New	11%	(1)%	2%	4%
Renewal	8	6	8	5
Total	9	4	6	5
Written premium per policy
New	0	(6)	(3)	(7)
Renewal	(5)	(7)	(4)	(6)
Total	(3)	(7)	(3)	(6)
Policy life expectancy Trailing 12 months	3	11

For the third quarter and first nine months of 2026, on a year-over-year basis, core commercial auto new and renewal application growth was positive in all BMTs, except for-hire transportation, which had a decrease in new applications for the quarter and a decrease in renewal applications for both periods, and for-hire specialty, who experienced flat renewal application growth for the first nine months of 2026. These increases were primarily driven by rate decreases in targeted state and BMT combinations, and increased advertising and agent incentive spend. Policies in force grew in all of our BMTs, except for-hire transportation, compared to the same period in the prior year. During the third quarter and first nine months of 2026, commercial auto quote volume increased 6% and 2%, respectively, with a 5% increase in the rate of conversion for the quarter and a decrease of 1% for the first nine months of 2026, compared to the same periods in the prior year. We believe the increase in conversion for the quarter was primarily attributable to our competitiveness in the marketplace.
The effect of rate increases over the previous 12-month period on written premium per policy for our core commercial auto business was offset by a shift to a greater mix of policies with 6-month terms in our contractor and business auto BMTs, which have about half the amount of net premiums written as 12-month term policies. During the third quarter 2026, rates remained relatively stable in our core commercial auto products, bringing the year-to-date aggregate rate increase to 2%. We will continue to evaluate our rate need and adjust rates as we deem necessary.
Our policy life expectancy increased in our for-hire specialty and for-hire transportation BMTs, as of the end of the third quarter 2026, compared to the same period last year. The improvement in total policy life expectancy was due to a shift in the mix of business to BMTs with historically higher policy life expectancies, moderation of our rate increases, and various initiatives, such as payment and renewal reminders.

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
The following table summarizes investment results for the periods ended September 30:

	Three Months		Nine Months
	2026	2025	2026	2025
Pretax recurring investment book yield (annualized)	4.3%	4.2%	4.2%	4.2%
FTE total return:
Fixed-income securities	(1.7)	1.5	(0.9)	5.8
Common stocks	2.2	8.1	13.0	13.8
Total portfolio	(1.5)	1.7	(0.3)	6.1

The change in the fixed-income portfolio FTE total return, compared to the prior-year period, primarily reflected movement in U.S. Treasury yields year-over-year.

The following table summarizes the FTE total returns for our fixed-income portfolio for the periods ended September 30:

	Three Months		Nine Months
	2026	2025	2026	2025
Fixed-income securities:
U.S. government	(3.2)%	1.3%	(3.1)%	6.1%
State and local government	(1.8)	1.6	(0.6)	5.1
Foreign government	0.5	(0.9)	(2.0)	5.8
Corporate and other debt	(1.1)	1.6	0	5.7
Residential mortgage-backed	(0.6)	1.6	1.1	5.2
Commercial mortgage-backed	0.6	2.0	2.9	6.3
Other asset-backed	0.5	1.5	2.4	4.3
Nonredeemable preferred stocks	0.4	1.5	3.2	5.4
Short-term investments	1.0	1.1	3.0	3.3

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Average Rating[1]
September 30, 2026
U.S. government	$41,594	41.9%	4.2	AA+
State and local government	3,835	3.9	2.7	AA+
Corporate and other debt	23,275	23.5	2.8	BBB+
Residential mortgage-backed	4,559	4.6	2.3	AAA-
Commercial mortgage-backed	7,909	8.0	1.1	AA
Other asset-backed	11,075	11.1	1.0	AA+
Nonredeemable preferred stocks	193	0.2	1.0	BB+
Short-term investments	2,125	2.1	<0.1	A+
Total fixed-income securities	94,565	95.3	3.6	AA-
Common equities	4,632	4.7	na	na
Total portfolio[2]	$99,197	100.0%	3.6	AA-
September 30, 2025
U.S. government	$51,339	54.3%	4.4	AA+
State and local government	3,275	3.5	2.5	AA+
Foreign government	16	0	0.9	AAA
Corporate and other debt	18,817	19.9	2.7	BBB+
Residential mortgage-backed	3,000	3.2	2.6	AA+
Commercial mortgage-backed	5,686	6.0	1.5	AA-
Other asset-backed	6,376	6.7	1.3	AA
Nonredeemable preferred stocks	438	0.5	1.1	BB+
Short-term investments	1,515	1.6	0.1	AA-
Total fixed-income securities	90,462	95.7	3.4	AA-
Common equities	4,047	4.3	na	na
Total portfolio[2]	$94,509	100.0%	3.4	AA-
December 31, 2025
U.S. government	$43,298	44.5%	5.4	AA+
State and local government	3,303	3.4	2.6	AA+
Foreign government	17	0	0.7	AAA
Corporate and other debt	19,991	20.5	2.6	BBB+
Residential mortgage-backed	3,175	3.3	2.3	AA+
Commercial mortgage-backed	5,973	6.1	1.4	AA-
Other asset-backed	7,109	7.3	1.2	AA
Nonredeemable preferred stocks	404	0.4	1.0	BB+
Short-term investments	10,005	10.3	<0.1	AA-
Total fixed-income securities	93,275	95.8	3.4	AA-
Common equities	4,098	4.2	na	na
Total portfolio[2]	$97,373	100.0%	3.4	AA-
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
2 At September 30, 2026 and 2025, and December 31, 2025, we had $1,160 million, $523 million, and $200 million, respectively, of net unsettled security transactions included in accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.
The total fair value of the portfolio at September 30, 2026 and 2025, and December 31, 2025, included $5.8 billion, $4.9 billion, and $13.0 billion, respectively, of securities held in a consolidated, non-insurance, subsidiary of the holding company, net of unsettled security transactions. A portion of the investments held at December 31, 2025, were sold and proceeds were used to pay our common share dividends in January 2026; see Note 10 – Dividends for additional information.

Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities.
Group I securities, 7% of the total portfolio at September 30, 2026, include:
•common equities,
•nonredeemable preferred stocks,
•redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends, which are included in Group II, and
•all other non-investment-grade fixed-maturity securities.
Group II securities, 93% of the total portfolio at September 30, 2026, include:
•short-term securities, and
•all other fixed-maturity securities, including 50% of investment-grade redeemable preferred stocks with cumulative dividends.
We believe this asset allocation strategy allows us to appropriately assess the risks associated with these securities for capital purposes and is in line with the treatment by our regulators. Non-investment-grade fixed-maturity securities are determined by National Association of Insurance Commissioners (NAIC) and nationally recognized statistical rating organizations (NRSROs) as applicable. Our common equities portfolio is primarily indexed to the Russell 1000.
See Note 2 – Investments for a further breakdown of our portfolio.
Unrealized Gains (Losses)
As of September 30, 2026, our fixed-maturity portfolio had a total after-tax net unrealized loss, which is recorded as part of accumulated other comprehensive income (loss) on our consolidated balance sheets, of $2,730 million, compared to a total after-tax net unrealized gain of $203 million and $117 million at September 30, 2025 and December 31, 2025, respectively. The decline from September 30, 2025 and December 31, 2025 was due to valuation decreases across fixed-maturity sectors as interest rates rose during 2026. Our U.S. government and corporate and other debt securities had the most significant valuation decrease from prior year and prior year end.
See Note 2 – Investments for a further breakdown of our gross unrealized gains (losses).
Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. Following are the primary exposures for our fixed-income portfolio.
Interest Rate Risk Our duration of 3.6 years at September 30, 2026 and 3.4 years at both September 30, 2025 and December 31, 2025, fell within our acceptable range of 1.5 to 5.0 years. The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	September 30, 2026	September 30, 2025	December 31, 2025
1 year	10.6%	10.8%	11.8%
2 years	18.6	8.1	9.2
3 years	21.5	30.5	19.5
5 years	28.9	30.2	28.2
7 years	13.2	19.9	19.4
10 years	7.2	0.5	11.9
Total fixed-income portfolio	100.0%	100.0%	100.0%
Credit Risk This exposure is managed by maintaining an A minimum weighted average portfolio credit quality rating, as defined by NRSROs. At September 30, 2026 and 2025, and December 31, 2025, our weighted average credit quality rating was AA-. The credit quality distribution of the fixed-income portfolio was:

Average Rating[1]	September 30, 2026	September 30, 2025	December 31, 2025
AAA	20.1%	12.5%	13.2%
AA	50.4	62.1	59.6
A	8.9	8.1	8.8
BBB	18.1	16.1	17.1
Non-investment grade/non-rated
BB	1.9	1.0	1.1
B	0.4	0.1	0.1
Non-rated	0.2	0.1	0.1
Total fixed-income portfolio	100.0%	100.0%	100.0%
1 The credit quality ratings are assigned by NRSROs.

Concentration Risk We did not have any investments in a single issuer, either overall or in the context of individual asset classes and sectors, that exceeded our investment constraints during the third quarter 2026.
Prepayment and Extension Risk We did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio during the third quarter 2026.
Liquidity Risk Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity. During the next 12 months, we expect approximately $12.0 billion, or 24%, of principal repayment from our fixed-income portfolio, excluding U.S. government securities and short-term investments. Cash from interest and dividend payments provides an additional source of recurring liquidity.
The duration of our U.S. government securities, which are included in the fixed-income portfolio, was comprised of the following at September 30, 2026:

($ in millions)	Fair Value	Duration (years)
Less than one year[1]	$412	0.4
One to two years	2,494	1.8
Two to three years	7,575	2.4
Three to five years	13,772	4.2
Five to seven years	9,860	5.4
Seven to ten years	7,481	7.4
Total U.S. government	$41,594	4.2
1 Excludes $1,056 million of U.S. Treasury Bills included in short-term investments.
ASSET-BACKED SECURITIES
The following table details the credit quality rating of our asset-backed securities at September 30, 2026:

(millions) Average Rating[1]	Residential Mortgage-Backed	Commercial Mortgage-Backed	Other Asset-Backed	Total
AAA	$3,846	$4,883	$8,159	$16,888
AA	60	1,277	261	1,598
A	524	608	1,041	2,173
BBB	128	802	1,565	2,495
Non-investment-grade/non-rated:
BB	0	326	49	375
B	0	13	0	13
CCC and lower	1	0	0	1
Non-rated	0	0	0	0
Total fair value	$4,559	$7,909	$11,075	$23,543
1 The credit quality ratings are assigned by NRSROs.
Our residential mortgage-backed portfolio consists of securities that are backed by high-credit quality borrowers and/or those that have strong structural protections through underlying loan collateralization. The fair value of this portfolio increased $277 million during the third quarter 2026 and new purchases were concentrated in high-quality, investment-grade, securities and contained both fixed- and adjustable-rate residential mortgages. We continued to view this sector as having attractive risk-adjusted spreads, which widened this quarter due to interest rate volatility, and potential returns.

The commercial mortgage-backed portfolio fair value increased $456 million during the third quarter 2026 as we continued to view the risk/reward profile of commercial mortgage-backed securities as attractive. The growth in the portfolio was primarily the result of purchases of investment-grade securities backed by single-borrower transactions across various sectors including apartments, logistics, self-storage, office, and retail. We maintained a preference for geographically diversified portfolios or high-quality single assets in major markets.

A further breakdown of our other asset-backed securities (OABS) at September 30, 2026:

(millions) Average Rating	Automobile	Collateralized Loan Obligations	Student Loan	Whole Business Securitizations	Equipment	Other	Total
AAA	$2,642	$4,201	$27	$0	$863	$426	$8,159
AA	0	102	1	0	56	102	261
A	0	0	0	149	187	705	1,041
BBB	0	0	0	1,462	0	103	1,565
Non-investment grade/non-rated:
BB	0	0	0	0	0	49	49
Total fair value	$2,642	$4,303	$28	$1,611	$1,106	$1,385	$11,075
The OABS portfolio fair value increased $1.6 billion during the third quarter 2026. The growth in the portfolio was primarily the result of adding highly-rated, shorter duration collateralized loan obligations primarily in the new issue market. We viewed these additions as offering an attractive risk/reward profile.
STATE AND LOCAL GOVERNMENT SECURITIES
The following table details the credit quality rating of our state and local government (municipal) securities at September 30, 2026:

(millions) Average Rating	General Obligations	Housing Revenue	Other Revenue	Total
AAA	$867	$580	$350	$1,797
AA	508	760	457	1,725
A	0	0	219	219
Non-rated	81	0	13	94
Total fair value	$1,456	$1,340	$1,039	$3,835
The municipal portfolio fair value decreased $17 million during the third quarter 2026, primarily reflecting valuation declines, partially offset by purchases of taxable and tax-exempt bonds, including housing finance agency and bullet bonds. These purchases further diversified the portfolio while targeting attractive risk-adjusted returns.
CORPORATE AND OTHER DEBT SECURITIES
The following table details the credit quality rating of our corporate and other debt securities at September 30, 2026:

(millions) Average Rating	Consumer	Industrial	Communication	Financial Services	Technology	Basic Materials	Energy	Total
AAA	$34	$0	$0	$0	$0	$0	$80	$114
AA	61	0	550	931	107	0	0	1,649
A	593	800	95	3,598	422	88	365	5,961
BBB	3,950	2,179	814	2,595	1,816	214	2,177	13,745
Non-investment grade/non-rated:
BB	419	157	88	65	255	44	404	1,432
B	121	90	84	0	51	0	19	365
Non-rated	0	0	0	5	4	0	0	9
Total fair value	$5,178	$3,226	$1,631	$7,194	$2,655	$346	$3,045	$23,275
The corporate and other debt portfolio fair value increased $1.7 billion during the third quarter 2026. At September 30, 2026, corporate and other debt securities made up approximately 25% of our fixed-income portfolio, compared to 23% at June 30, 2026. During the quarter, we purchased select corporate debt securities that we viewed as offering more attractive risk/reward profiles.

NONREDEEMABLE PREFERRED STOCKS
The following table details the credit quality rating of our nonredeemable preferred stocks at September 30, 2026:

	Financial Services
(millions) Average Rating	U.S. Banks	Insurance	Other Financial	Industrials	Utilities	Total
BBB	$69	$0	$32	$0	$39	$140
Non-investment grade/non-rated:
Non-rated	0	21	23	9	0	53
Total fair value	$69	$21	$55	$9	$39	$193
The nonredeemable preferred stock portfolio fair value decreased $83 million during the third quarter 2026. The decrease was primarily due to nonredeemable preferred stocks that were called during the quarter.
While dividends on nonredeemable preferred stocks can be deferred or skipped entirely, we expect these securities to pay dividends in full and on time as of September 30, 2026. All of our nonredeemable preferred stocks pay dividends that have tax preferential characteristics and the majority have fixed-rate dividends until a call date. If not called, they generally convert to floating-rate dividends or reset at a fixed spread to a benchmark U.S. Treasury yield.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.6 years at September 30, 2026, compared to 3.4 years at September 30, 2025 and December 31, 2025. The weighted average beta of the equity portfolio was 1.1 at September 30, 2026 and 2025, and December 31, 2025. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2026 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	650,241	$209.46	2,439,070	22,560,930
August	630,912	210.93	3,069,982	21,930,018
September	969,262	207.92	4,039,244	20,960,756
Total	2,250,415	$209.21
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use under-leveraged capital.
In May 2026, the Board of Directors approved an authorization for the company to repurchase up to 25 million of its common shares. This authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, including trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, through privately negotiated transactions, pursuant to our equity incentive awards, or otherwise. During the third quarter 2026, all repurchases were accomplished in conjunction with our equity incentive awards or through the open market at the then-current market prices.
Item 5. Other Information.
(c) Insider Trading Arrangements
During the third quarter 2026, certain executive officers entered into Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c).
Below are the details of each applicable Rule 10b5-1 trading arrangement:

Name	Title	Date Entered	Date Expires[1]	Additional or Specified Shares
Karen B. Bailo[2,3]	Commercial Lines President	September 22, 2026	July 30, 2027	10
Jonathan S. Bauer[2,3]	Chief Investment Officer	August 20, 2026	July 30, 2027	475
William L. Clawson II3	Chief Human Resources Officer	August 20, 2026	December 31, 2026	5,467
Carl G. Joyce[2]	Vice President and Chief Accounting Officer	August 20, 2026	February 18, 2027	0
1 Subject to the plan’s earlier expiration or completion in accordance with its terms.
2 The plan provides for the sale of all of the shares issued upon vesting for certain outstanding equity awards previously granted to the executive officer excluding any shares withheld by the company to satisfy tax withholding obligations (see our 2026 Proxy Statement for a description of the company’s equity compensation plans).
3 The plan provides for the sale and/or gift of a certain amount of shares held by the executive officer, that are not sold in connection with the vesting of an outstanding equity award, some of which may have been the result of a prior vesting event for the executive.
Additional Information
President and CEO Susan Patricia Griffith’s quarterly letter to shareholders is included as Exhibit 99 to this Quarterly Report on Form 10-Q and in our online shareholders’ report located on our investor relations website at: investors.progressive.com/financials.

Item 6. Exhibits.
See exhibit index contained herein beginning on page 52, which is incorporated by reference from information with respect to this item.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	November 2, 2026	By: /s/ Andrew J. Quigg
Andrew J. Quigg
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Andrew J. Quigg	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, Andrew J. Quigg	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith
101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101	101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	104	Cover Page Interactive Data File (the cover page tags are embedded within the Inline XBRL document)	Filed herewith